Form 10-Q
period 2007-03-31
Cheniere Energy Partners, L.P.
filed 2007-05-09
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-33366

Cheniere Energy Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

20-5913059

(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800

Houston, Texas

(Address of principal executive offices)

77002

(Zip Code)

(713) 375-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of May 1, 2007.

CHENIERE ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	Cheniere Energy Partners, L.P. March 31, 2007	Combined Predecessor Entities December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12	$7
Restricted cash and cash equivalents	209,645	176,324
Interest receivable	4,979	5,226
Advances to affiliate	1,327	379
Prepaid expenses	380	385

TOTAL CURRENT ASSETS	216,343	182,321
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	895,058	982,613
NON-CURRENT RESTRICTED TREASURY SECURITIES	86,304	—
PROPERTY, PLANT AND EQUIPMENT, NET	769,436	651,676
DEBT ISSUANCE COSTS, NET	32,646	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	14,022	7,250
OTHER	211	284

TOTAL ASSETS	$2,014,020	$1,858,114

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$8,546	$758
Accounts payable—affiliate	70	223
Accrued liabilities	99,554	36,670
Accrued liabilities—affiliate	435	652

TOTAL CURRENT LIABILITIES	108,605	38,303
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	40,000	40,000
PAYABLE TO AFFILIATE	15	—
OTHER NON-CURRENT LIABILITIES	1,154	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL (DEFICIT) OR OWNERS’ DEFICIT
Owners’ deficit, including deficit accumulated during development stage of $72,452 at December 31, 2006	—	(253,338)
Common unitholders (26,416,357 units issued and outstanding at March 31, 2007)	62,891	—
Subordinated unitholders (135,383,831 units issued and outstanding at March 31, 2007)	(225,154)	—
General partner interest (2% interest with 3,302,045 units issued and outstanding at March 31, 2007)	(5,491)	—

TOTAL PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	(167,754)	(253,338)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	$2,014,020	$1,858,114

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2007
	2007	2006
REVENUES	$—	$—	$—
EXPENSES
Legal	—	—	2,227
Professional	131	126	1,702
Technical consulting	—	—	4,577
Land site rental	401	382	1,916
Depreciation expense	20	10	83
Labor and overhead charge from affiliate	1,324	1,025	8,868
Phase 2–Stage 1 development reimbursement to affiliate	—	—	4,527
Other	10	50	427

TOTAL EXPENSES	1,886	1,593	24,327

LOSS FROM OPERATIONS	(1,886)	(1,593)	(24,327)
OTHER INCOME (EXPENSE)
Interest income	14,845	49	24,293
Interest expense	(25,817)	—	(41,280)
Loss on early extinguishment of debt	—	—	(23,761)
Derivative gain (loss), net	—	761	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(10,972)	810	(60,982)

NET LOSS	$(12,858)	$(783)	$(85,309)

Less:
Net loss through March 25, 2007	(12,128)

Net loss for partners from March 26, 2007 through March 31, 2007	$(730)

Allocation of net loss:
Limited partners’ interest	(715)
General partner’s interest	(15)

Net loss for partners	$(730)

Basic and diluted net loss per limited partner unit	$—

Weighted average number of limited partner units outstanding from March 26, 2007 through March 31, 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416
Subordinated units	135,384

	161,800

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	Owners’ Equity	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unit holders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through March 31, 2007	—	(117)	(598)	(15)	(730)

Balance at March 31, 2007	$—	$62,891	$(225,154)	$(5,491)	$(167,754)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,858)	$(783)	$(85,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	10	83
Non-cash derivative gain	—	(676)	—
Non-cash restricted interest income	(14,845)	—	(23,910)
Amortization of debt issuance costs	950	—	1,645
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Interest receivable	—	(1)	—
Accounts payable and accrued liabilities	26,551	(877)	40,540
Accounts payable and accrued liabilities—affiliate	(217)	—	435
Deferred revenue	—	—	40,000
Payable to affiliate	70	—	70
Other	10	(895)	231

NET CASH USED IN OPERATING ACTIVITIES	(319)	(3,222)	(2,465)
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	81,465	8,500	(1,073,634)
Investment in restricted treasury securities	(98,442)	—	(98,442)
LNG terminal construction-in-progress	(73,015)	(78,499)	(697,899)
Advances to EPC contractor, net of transfers to construction-in-progress	—	8,087	—
Advances under long-term contracts	(6,555)	—	(13,317)
Other	(948)	(107)	(1,327)

NET CASH USED IN INVESTING ACTIVITIES	(97,495)	(62,019)	(1,884,619)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Net proceeds from issuance of common units	98,442	—	98,442
Debt issuance costs	(634)	(4,762)	(61,694)
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	70,000	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owners	—	—	(378,348)
Affiliate payable	11	5	15
Capital contributions by owners	—	—	196,681

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,819	65,243	1,887,096

NET INCREASE IN CASH AND CASH EQUIVALENTS	5	2	12
CASH AND CASH EQUIVALENTS—beginning of period	7	5	—

CASH AND CASH EQUIVALENTS—end of period	$12	$7	$12

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of March 31, 2007, Cheniere Energy, Inc. (“Cheniere Energy”) owned 91.8% of the partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to develop, own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Offering”) of Cheniere Partners’ common units on March 26, 2007.

The following entities were included on a combined basis in the accompanying Consolidated Combined Financial Statements for periods prior to the Offering because they were entities under common control:

•	Cheniere Partners;

•

Cheniere Energy Investments, LLC (“Cheniere Investments”) is a Delaware limited liability company owned by Cheniere Partners and was formed on November 21, 2006 to hold 100% of the ownership interests in Sabine Pass GP and Sabine Pass LP;

•	Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”) is a Delaware corporation that was owned by Holdings and was formed in 2004 to be the general partner of Sabine Pass LNG, L.P. (“Sabine Pass LNG”);

•	Sabine Pass LNG-LP, LLC (“Sabine Pass LP”) is a Delaware limited liability company that was owned by Holdings and was formed in 2004 to be the limited partner of Sabine Pass LNG; and

•

Sabine Pass LNG is a Delaware limited partnership, formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, which owns the entire interest in the Sabine Pass LNG receiving terminal. Sabine Pass LNG is in the development stage, and the purpose of this limited partnership is to own and operate the Sabine Pass LNG receiving terminal.

At the closing of the Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly-owned subsidiaries of Cheniere Partners. From and after the closing of the Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying financial statements. As used in these Notes to Consolidated Combined Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Offering and the foregoing entities on a combined basis (the “Combined Predecessor Entities”) prior to the closing of the Offering.

With the exception of Sabine Pass GP, we are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest in Sabine Pass LNG and thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future.

The accompanying unaudited Consolidated Combined Financial Statements of Cheniere Partners have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. The Consolidated Combined Financial Statements include our accounts and those of our subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to conform prior period information to the current presentation, including a $179.0 million reclassification between current Restricted Cash and Cash Equivalents and Non-Current Restricted Cash and Cash Equivalents on our December 31, 2006 Consolidated Balance Sheet. The reclassification had no effect on our overall consolidated financial position, results of operations or cash flows.

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

For further information, refer to our combined financial statements and footnotes for the year ended December 31, 2006 included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on March 20, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on our financial condition or results of operations.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation, which is not expected until the second quarter of 2008 at the earliest. As of March 31, 2007, we had a cumulative deficit of $85.3 million.

NOTE 3—Initial Public Offering

Cheniere Partners and Holdings, as a selling unitholder, completed the Offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. Cheniere Partners received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its issuance of 5,054,164 common units to the public in the Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from this sale of common units by Holdings. Our common units are traded on the American Stock Exchange under the symbol “CQP”.

Upon the closing of the Offering on March 26, 2007, the following transactions occurred:

•

Holdings contributed through us to our wholly-owned subsidiary, Cheniere Investments, all of its equity interests in Sabine Pass GP and Sabine Pass LP, which own all of the equity interests in Sabine Pass LNG;

•	Cheniere Partners issued to Holdings 21,362,193 common units and 135,383,831 subordinated units;

•

Cheniere Partners issued to our general partner, a direct wholly-owned subsidiary of Holdings, 3,302,045 general partner units representing a 2% general partner interest in us and all of our incentive distribution rights, which will entitle our general partner to increasing percentages of the cash that we distribute in excess of $0.489 per unit per quarter;

•	we issued 5,054,164 common units to the public in the Offering;

•	Holdings sold 8,445,836 common units to the public in the Offering, after which Holdings and the public held an aggregate 89.8% and 8.2% limited partner interest in us, respectively;

•

our general partner entered into a services agreement with an affiliate of Cheniere Energy under which the affiliate will provide various general and administrative services for an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007), with payment commencing January 1, 2009; and

•

our general partner entered into a services and secondment agreement with an affiliate of Cheniere pursuant to which we anticipate that certain employees of the Cheniere Energy affiliate will be seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal.

We used all of our net proceeds of $98.4 million from the sale of our common units in the Offering to purchase U.S. treasury securities to fund a distribution reserve to pay quarterly distributions of $0.425 per common unit, as well as related distributions to our general partner, through June 30, 2009.

NOTE 4—Restricted Cash, Cash Equivalents and Treasury Securities

In November 2006, we consummated a private offering of an aggregate principle amount of $2.0 billion of senior secured notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and, collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 7—Long-Term Debt). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund cash reserve accounts for approximately $335 million related to future interest payments through May 2009 and approximately $887 million to pay the remaining costs to complete the initial phase (“Phase 1”) and the first stage of the second phase (“Phase 2—Stage 1”) of the Sabine Pass LNG receiving terminal. These cash accounts are controlled by a collateral trustee, and therefore, are shown as Restricted Cash and Cash Equivalents on the accompanying Consolidated Balance Sheet. As of March 31, 2007 and December 31, 2006, $209.6 million and $176.3 million, respectively, related to future interest payments due within one year and accrued construction costs have been classified as a current asset, and $895.1 million and $982.6 million, respectively, related to remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on the accompanying Consolidated Balance Sheets.

As discussed above in Note 3, at the closing of the Offering, we funded a distribution reserve for $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to our general partner, through June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of March 31, 2007, we have classified $86.3 million of the U.S. treasury securities as Non-Current Restricted Treasury Securities on our Consolidated Balance Sheet, as these securities have maturities greater than three months. The remaining $12.1 million invested in U.S. treasury securities are classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet as of March 31, 2007, as these securities have maturities less than or equal to three months.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	March 31, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$769,028	$651,369
LNG site and related costs, net	196	197

Total LNG terminal costs	769,224	651,566
FIXED ASSETS
Computer and office equipment	85	31
Computer software	36	33
Leasehold improvements	10	10
Vehicles	164	99
Accumulated depreciation	(83)	(63)

Total fixed assets, net	212	110

PROPERTY, PLANT AND EQUIPMENT, NET	$769,436	$651,676

Once the Sabine Pass LNG receiving terminal is placed into service, the LNG terminal construction-in-progress costs will be depreciated using the straight-line depreciation method. We are in the process of determining the most appropriate approach in grouping identifiable components with similar estimated useful lives. Estimated useful lives for components, once construction is completed, are currently estimated to range between 10 and 50 years.

In February 2005 and July 2006, Phase 1 and Phase 2—Stage 1, respectively, of the Sabine Pass LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the construction of Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-progress since those dates. During the three months ended March 31, 2007 and 2006, we capitalized $12.9 million and $2.8 million, respectively, of interest expense, which consisted primarily of interest expense qualifying to be capitalized, amortization of debt issuance costs and commitment fees under the Sabine Pass LNG notes during the three months ended March 31, 2007 and a Sabine Pass LNG credit facility during the three months ended March 31, 2006.

NOTE 6—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Interest and related debt fees	$59,571	$21,815
LNG terminal construction costs	39,873	13,899
Affiliate	435	652
Other	110	956

	$99,989	$37,322

NOTE 7—Long-Term Debt

As of March 31, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Sabine Pass LNG notes	$2,032,000	$2,032,000

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032 million of Sabine Pass LNG notes, consisting of $550 million of the 2013 notes and $1,482 million of the 2016 notes. We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of the Sabine Pass LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Sabine Pass LNG notes to repay indebtedness, to make a distribution to Holdings for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Sabine Pass LNG notes. Our subsidiary, Sabine Pass LNG, has filed a registration statement with the SEC offering to exchange the Sabine Pass LNG notes for a like amount of senior secured notes of Sabine Pass LNG which are registered under the Securities Act of 1933, as amended.

Interest on the Sabine Pass LNG notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning May 30, 2007. The Sabine Pass LNG notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions from Sabine Pass LNG will be permitted only after Phase 1 target completion, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

NOTE 8—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement.

The common units and general partner units have the right to receive minimum quarterly distributions of $0.425 per unit, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units.

During the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received $0.425 per unit plus any arrearages from prior quarters. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. The subordination period will end when we meet financial tests specified in the partnership agreement, but it generally cannot end before June 30, 2008.

The general partner interest is entitled to at least 2% of all distributions made by us. In addition, the general partner holds incentive distribution rights, which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus after the minimum distributions have been achieved and as additional target levels are met. The higher percentages range from 15% up to 50%.

NOTE 9—Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, Accounts Receivable and Accounts Payable approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$554,125	$550,000	$547,250
2016 Notes (1)	1,482,000	1,489,410	1,482,000	1,478,295
Restricted Treasury Securities (2)	98,442	98,442	—	—

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 30, 2007 and December 31, 2006.

(2)	The fair value of our Restricted Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 30, 2007. This amount includes $12.1 million classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet as of March 31, 2007, as these securities have maturities less than or equal to three months.

NOTE 10—Related Party Transactions

As of March 31, 2007 and December 31, 2006, we had $1.3 million and $0.4 million, respectively, of advances to affiliates.

Service Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the facility, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

Upon the closing of the Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement.

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass LNG–GP, Inc., which is a wholly-owned subsidiary of us. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal.

Services Agreement

Our general partner entered into a services agreement with Cheniere Terminals upon the closing of the Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG receiving terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on behalf of our partnership by our general partner in order to conduct our business as contemplated by our partnership agreement.

Our general partner will also be entitled to a special annual bonus, which is payable in the sole discretion of Sabine Pass LNG, which is controlled by our general partner. These fees and bonus payments do not include substantial reimbursements that we will make to our general partner and its affiliates on an annual basis for expenses incurred on our behalf.

During the three months ended March 31, 2007 and 2006, we paid a management fee of $0.4 million per month as required under the O&M Agreement and the general partner MSA totaling $1.3 million. These costs are included as an overhead charge from affiliates, net of capitalized general and administrative costs, within the accompanying Consolidated Combined Statements of Operations. As of March 31, 2007 and December 31, 2006, we had $0.4 million and $0.7 million, respectively, of accrued liabilities payable to our affiliates related to these management fees.

NOTE 11—Commitments and Contingencies

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of March 31, 2007 and December 31, 2006, there were no threatened or pending legal matters that would have a material impact on our consolidated combined results of operations, financial position or cash flows.

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2007
	2007	2006
Cash paid for interest (1)	$—	$2,260	$14,353
Construction-in-progress additions recorded as accrued liabilities	$46,760	$15,782	$46,760

(1)	All cash paid for interest was capitalized as construction-in-progress.

NOTE 13—Subsequent Events

On April 16, 2007, the underwriters of the Offering exercised their over-allotment option to purchase 2,025,000 additional common units, which resulted in net proceeds of approximately $39.4 million to Holdings, as the selling unitholder, and reduced Cheniere Energy’s overall ownership interest in us to approximately 90.6%. We did not receive any proceeds from this sale of additional common units by Holdings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay distributions to our unitholders;

•

statements relating to the construction and operation of the Sabine Pass liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

•	statements relating to the construction and operation of facilities related to the Sabine Pass LNG receiving terminal;

•

statements regarding future levels of domestic natural gas production, supply or consumption; future levels of LNG imports into North America; sales of natural gas in North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources or hydrocarbon products;

•	our expected receipt of cash distributions from Sabine Pass LNG;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements;

•

statements regarding any terminal use agreement (“TUA”) or other agreement to be entered into or performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•	statements regarding any business strategy, any business plans or any other plans, forecasts, projections or objectives, any or all of which are subject to change;

•	statements regarding any assumptions, estimates, projections or conclusions;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. (“Cheniere Energy”) and its affiliates;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering described below, and to certain entities under common control prior to March 26, 2007 as described in Note 1 in the Notes to Consolidated Combined Financial Statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on March 20, 2007. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

BUSINESS AND OPERATIONS

General

We are a publicly-held, Delaware limited partnership recently formed by Cheniere Energy to develop, own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel. We are a development stage company without any revenues, operating cash flows or operating history. We currently do not expect that we will begin receiving any revenues from operations until the second quarter of 2008, at the earliest.

On March 26, 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a subsidiary of Cheniere Energy, completed a public offering of a total of 13,500,000 Cheniere Partners common units (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Offering. We invested the $98.4 million of net proceeds we received from the Offering in U.S. treasury securities to fund a distribution reserve. See “Liquidity and Capital Resources–Distributions to Unitholders” below.

As part of the Offering, Holdings, as a selling unitholder, received $164.5 million of net proceeds in connection with its sale of 8,445,836 Cheniere Partners common units. In April 2007, the underwriters of the Offering exercised their over-allotment option to purchase an additional 2,025,000 common units held by Holdings, with Holdings receiving all of the proceeds of the sale. As a result of these transactions, Cheniere Energy reduced its ownership interest in us to approximately 90.6%.

Our LNG Receiving Terminal Business

Our sole business currently is the development of the Sabine Pass LNG receiving terminal currently under construction by our wholly-owned limited partnership, Sabine Pass LNG, L.P. (“Sabine Pass LNG”). We have entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, for an aggregate of 4.0 billion cubic feet per day (“Bcf/d”) of the available regasification capacity at the Sabine Pass LNG receiving terminal.

Construction of the Sabine Pass LNG receiving terminal commenced in March 2005, and we anticipate commencing operations during the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Sabine Pass LNG terminal is being constructed in two phases. The initial phase (“Phase 1”) of the Sabine Pass LNG receiving terminal was designed with an initial regasification capacity of 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of 10.1 billion cubic feet (“Bcf’). Construction of Phase 1 began in March 2005. We estimate that the cost to construct Phase 1 of the Sabine Pass LNG receiving terminal will be approximately $900 million to $950 million, before financing costs. As of March 31, 2007, we had paid $615.0 million of Phase 1 construction costs.

The first stage of the second phase (“Phase 2–Stage 1”) of the development of the Sabine Pass LNG receiving terminal is designed to increase the regasification capacity from 2.6 Bcf/d to 4.0 Bcf/d by adding two LNG storage tanks, additional vaporizers and related facilities. We estimate that the cost to construct Phase 2–Stage 1 of the Sabine Pass LNG receiving terminal will be approximately $500 million to $550 million, before financing costs. As of March 31, 2007, we had paid $73.5 million of Phase 2–Stage 1 construction costs.

We estimate that the aggregate cost to complete construction of Phase 1 and Phase 2–Stage 1 of the Sabine Pass LNG receiving terminal will be approximately $1.4 billion to $1.5 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

We will fund our construction period capital resource requirements from a portion of the $2,032 million in net proceeds received from Sabine Pass LNG’s issuance in November 2006 of senior secured notes (the “Sabine Pass LNG notes”). We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of the Sabine Pass LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Sabine Pass LNG notes to repay indebtedness, to make a distribution to Holdings for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Sabine Pass LNG notes.

We believe that we have adequate financial resources to complete Phase 1 and Phase 2–Stage 1 of the Sabine Pass LNG receiving terminal and to meet our anticipated operating, maintenance and debt service requirements through June 30, 2009. After such date, we will be dependent upon operating cash flows to meet our anticipated obligations.

Customer TUAs

Each of the customers at the Sabine Pass LNG receiving terminal must make capacity payments under its TUA on a “firm commitment” basis, which means that the customer will be obligated to pay the full contracted amount of monthly capacity fees whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operation at 2.0 Bcf/d, which we expect will occur during the second quarter of 2008, these “firm commitment” TUA payments will be made by the following customers:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month during an initial commercial operations ramp-up period in 2008. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Phase 1 EPC Agreement

In December 2004, Sabine Pass LNG entered into a lump-sum turnkey engineering, procurement and construction (“EPC”) agreement with Bechtel Corporation (“Bechtel”) for Phase 1 of the Sabine Pass LNG receiving terminal. Except for certain third-party work specified in the EPC agreement, the work to be performed by Bechtel includes all of the work required to achieve substantial completion and final completion of Phase 1 of the Sabine Pass LNG receiving terminal in accordance with the requirements of the EPC agreement.

Pursuant to the EPC agreement, Sabine Pass LNG agreed to pay Bechtel a contract price of $646.9 million plus certain reimbursable costs for the work performed under the EPC agreement. This contract price is subject to adjustment for certain costs of materials, contingencies, change orders and other items. As of April 30, 2007, change orders for $132.3 million had been approved, primarily for design changes, increases in costs of materials, insurance costs and costs related to the 2005 hurricanes, increasing the total contract price to $779.2 million.

Phase 2–Stage 1 Construction Agreements

In July 2006, Sabine Pass LNG entered into three construction agreements to facilitate construction of the Phase 2–Stage 1 expansion, as follows:

•

EPCM Agreement.    Sabine Pass LNG entered into an engineering, procurement, construction and management (“EPCM”) agreement with Bechtel pursuant to which Bechtel will provide: design and engineering services for Phase 2–Stage 1 of the Sabine Pass LNG receiving terminal project, except for such portions to be designed by other contractors and suppliers that Sabine Pass LNG contracts with directly; construction management services to manage the construction of the Sabine Pass LNG receiving terminal; and a portion of the construction services. Under the terms of the EPCM agreement, Bechtel will be paid on a cost reimbursable basis, plus a fixed fee in the amount of $18.5 million. A discretionary bonus may be paid to Bechtel at Sabine Pass LNG’s sole discretion upon completion of Phase 2–Stage 1.

•

EPC Tank Contract.    Sabine Pass LNG entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”) and Diamond LNG LLC (“Diamond”) under which Zachry and Diamond will furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily engineer, procure materials for and construct the two Phase 2–Stage 1 LNG storage tanks. The tank contract provides that Zachry and Diamond will receive a lump-sum, total fixed price payment for the two Phase 2–Stage 1 tanks of approximately $140.9 million, which is subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the Phase 2–Stage 1 tanks, and change orders.

•

EPC LNG Unit Rate Soil Contract.    Sabine Pass LNG entered into an EPC LNG unit rate soil contract with Remedial Construction Services, L.P. (“Recon”). Under the soil contract, Recon is required to furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily conduct soil remediation and improvement on the Phase 2 site, unless otherwise set forth in the soil contract. The soil contract price is based on unit rates. Payments under the soil contract are made based on quantities of work performed at unit rates.

Cheniere Marketing’s Option for a Sixth LNG Storage Tank

The Cheniere Marketing TUA provides that, at Cheniere Marketing’s request, Sabine Pass LNG must construct a sixth LNG storage tank with a working capacity of approximately 160,000 cubic meters of LNG as soon as possible but not later than four years after notification from Cheniere Marketing. Our obligation to construct the additional LNG storage tank will be subject to receipt of all Federal Energy Regulatory Commission (“FERC”) and other required governmental permits and approvals and obtaining financing that we consider reasonably acceptable in form and content.

If Cheniere Marketing exercises its option to require us to construct the sixth LNG storage tank, we may have to incur additional debt. Our internal estimate of the cost to construct the sixth tank is in the range of $120 million to $140 million. If Cheniere Marketing exercises its option, we will have to negotiate one or more new construction agreements with one or more new contractors. Sabine Pass LNG will not receive additional revenues in exchange for constructing a sixth LNG storage tank under the Cheniere Marketing TUA.

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make initial quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from the distribution reserve that was funded with the $98.4 million net proceeds received from the Offering. We believe that the amount of the distribution reserve, together with interest expected to be earned on that amount and cash from operations, if any, will be sufficient to allow us to pay the full quarterly distribution on all of our outstanding common units, as well as related distributions to our general partner, for each quarter through June 30, 2009. After the quarter ended June 30, 2009, we intend to pay distributions to our unitholders primarily from operating cash flows.

Related Party Services Agreements

Operation and Maintenance Agreement.    In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the facility, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

Upon the closing of the Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement (“Services and Secondment Agreement”) pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement.

Management Services Agreements.    In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass LNG–GP, Inc., which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal.

Services Agreement.    Our general partner entered into a services agreement with Cheniere Terminals upon the closing of the Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on behalf of our partnership by our general partner in order to conduct our business as contemplated by our partnership agreement.

Our general partner will also be entitled to a special annual bonus, which is payable in the sole discretion of Sabine Pass LNG, which is controlled by our general partner. These fees and bonus payments do not include substantial reimbursements that we will make to our general partner and its affiliates on an annual basis for expenses incurred on our behalf.

Public Company Expenses

Cheniere Energy will advance us funds to pay public company expenses associated with being a publicly-traded partnership through 2008, after which time we will use available cash to pay such expenses directly and, after payment of the initial quarterly distribution on all units, to reimburse these advances from Cheniere Energy.

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere Energy. Under this agreement, Cheniere Energy has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere Energy, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere Energy an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere Energy and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008.

Other Capital Resources

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032 million of Sabine Pass LNG notes, consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 and $1,482 million of 7 1/2% Senior Secured Notes due 2016. We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of the Sabine Pass LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Sabine Pass LNG notes to repay indebtedness, to make a distribution to Holdings for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Sabine Pass LNG notes. Our subsidiary, Sabine Pass LNG, has filed a registration statement with the SEC offering to exchange the Sabine Pass LNG notes for a like amount of senior secured notes of Sabine Pass LNG which are registered under the Securities Act.

Interest on the Sabine Pass LNG notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning May 30, 2007. The Sabine Pass LNG notes are secured on a first-priority basis by a security interest in all of its equity interests and substantially all of its operating assets.

Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions will be permitted only after Phase 1 target completion, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the three months ended March 31, 2007 and 2006, respectively. Additional discussions of the key elements contributing to these changes follow the table (in thousands).

	For the Three Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$(319)	$(3,222)
Investing activities	(97,495)	(62,019)
Financing activities	97,819	65,243

Net increase in cash and cash equivalents	$5	$2

Cash and cash equivalents at end of year	$12	$7

Operating Activities—Net cash used in operating activities was $0.3 million during the three months ended March 31, 2007 compared to net cash used in operating activities of $3.2 million in the same period of 2006. The lack of cash generated from operating activities is the direct result of the continued development of our Sabine Pass LNG receiving terminal business. Operations to date have been devoted to pre-construction and construction activities.

Investing Activities—Net cash used in investing activities was $97.5 million during the three months ended March 31, 2007 compared to net cash used in investing activities of $62.0 million during the same period of 2006. During the first three months of 2007, we invested $73.0 million in constructing our Sabine Pass LNG receiving terminal and $6.6 million in advances under long-term contracts relating to our Sabine Pass LNG receiving terminal, which was funded by the use of $81.5 million of Restricted Cash and Cash Equivalents. We also invested $98.4 million in Restricted Treasury Securities for the purpose of establishing the distribution reserve required to pay quarterly distributions to our common unitholders. During the first three months of 2006, we invested $78.5 million in our Sabine Pass LNG receiving terminal for construction costs.

Financing Activities—Net cash provided by financing activities during the three months ended March 31, 2007 was $97.8 million compared to net cash provided by financing activities of $65.2 million during the same period in 2006. During the first three months of 2007, we received net proceeds of $98.4 million from the issuance of our common units in connection with our initial public offering. During the first three months of 2006, we received $70.0 million of proceeds from borrowings under a credit facility entered into by Sabine Pass LNG, which was subsequently terminated in connection with the issuance of the Sabine Pass LNG notes.

Our Cash and Cash Equivalent ending balances were $12,000 and $7,000 as of March 31, 2007 and December 31, 2006, as most cash and cash equivalents were restricted under the terms of the indenture governing the Sabine Pass LNG notes.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007

vs. Three Months Ended March 31, 2006

Overview

Our financial results for the three months ended March 31, 2007 reflected a net loss of $12.9 million, compared to a net loss of $0.8 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing the Sabine Pass LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses increased $0.3 million, or 19%, to $1.9 million for the three months ended March 31, 2007 compared to $1.6 million in the same period in 2006. This increase was primarily attributable to the increase in labor charges from an affiliate. During the first three months of 2007, employees were seconded to us under the Services and Secondment Agreement. Such charges are not subject to capitalization.

Other Income (Expense)

Total other expense for the three months ended March 31, 2007 was $11.0 million compared to other income of $0.8 million in the same period in 2006. The increase in other expense relates to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the first three months of 2007 compared to the first three months of 2006 as a result of the Sabine Pass LNG notes being outstanding, during which time the interest expense exceeded the amount of interest capitalized. In the first three months of 2006, all of our interest expense incurred under a Sabine Pass LNG credit facility, in place at that time, was capitalized. Interest income increased in the first three months of 2007 compared to the first three months of 2006 due to a much higher cash and cash equivalent average balance during the first three months of 2007 compared to a nominal cash and cash equivalent average balance in the same period of 2006.

OTHER MATTERS

Critical Accounting Estimates and Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Beginning in 2006, site rental costs have been expensed as required by Financial Accounting Standards Board (“FASB”) Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period.

During the construction period of the Sabine Pass LNG receiving terminal, we capitalize interest and other related debt costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, as amended by SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34). Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG receiving terminal capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are deferred initially and recognized as earned.

Cash Flow Hedges

As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Item 4.	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not Applicable

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of March 31, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

As previously disclosed by Cheniere Energy, Cheniere Energy received a letter dated December 17, 2004 advising it of a nonpublic, informal inquiry being conducted by the SEC. On August 9, 2005, the SEC informed Cheniere Energy that it had issued a formal order to commence a nonpublic factual investigation of actions and communications by Cheniere Energy, Cheniere Energy’s current or former directors, officers and employees and other persons in connection with its agreements and negotiations with Chevron USA, Cheniere Energy’s December 2004 public offering of common stock, and trading in its securities. The scope, focus and subject matter of the SEC investigation may change from time to time, and Cheniere Energy may be unaware of matters under consideration by the SEC. Cheniere Energy has publicly disclosed that it has cooperated fully with the SEC informal inquiry and intends to continue cooperating fully with the SEC in its investigation. Cheniere Energy has advised us that it has not received any communication from the SEC with regard to this matter since September 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2007, we commenced an initial public offering of common units representing limited partner interests pursuant to a registration statement on Form S-1 (SEC File No. 333-139572) that was declared effective on March 21, 2007. The managing underwriters included Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC. Our sale of 5,054,164 registered common units, and Holdings’ sale of 8,445,836 registered common units, at $21.00 per common unit, was completed on March 26, 2007.

	Amount of Common Units Registered and Sold through March 31, 2007	Aggregate Offering Price of Common Units Registered and Sold through March 31, 2007
Cheniere Energy Partners, L.P.	5,054,164	$106,137,444
Cheniere LNG Holdings, LLC	8,445,836	$177,362,556

Total	13,500,000	$283,500,000

Discounts paid by us to the underwriters amounted to $7.2 million. After discounts, we received $99.0 million in proceeds from the sale of the common units. In addition, we paid the representatives of the underwriters a structuring fee of $0.5 million for evaluation, analysis and structuring of our partnership. Our net proceeds from the Offering were approximately $98.4 million, all of which were used to purchase U.S. treasury securities maturing as to principal and interest at such times and in such amounts as will be sufficient to pay the $0.425 initial quarterly distribution on all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009.

We did not receive any proceeds from the common units sold by Holdings, which paid all of the expenses of the Offering (other than the underwriting discounts and structuring fee on the common units that we sold). Set forth below are the expenses (other than underwriting discounts and the structuring fee) expected to be incurred in connection with the issuance and distribution of the common units. With the exception of the Securities and Exchange Commission registration fee, the NASD filing fee and the AMEX listing fee, the amounts set forth below are estimates.

SEC registration fee	$32,301
NASD filing fee	30,688
AMEX listing fee	70,000
Printing and engraving expenses	585,000
Accounting fees and expenses	140,000
Fees and expenses of legal counsel	2,750,000
Transfer agent and registrar fees	2,500
Miscellaneous	200,000

Total	$3,810,489

The expenses of the Offering that are payable by Holdings are estimated to be approximately $3.8 million (exclusive of underwriting discounts and the structuring fee).

Item 5.	Other Information

Sabine Pass LNG and Cheniere Marketing have entered into a related letter agreement in which Sabine Pass LNG has agreed to enter into a contingent TUA with J & S Cheniere S.A. (“J & S Cheniere”), a Swiss entity in which Cheniere Energy holds a 49% minority interest, if and when applicable, and Cheniere Marketing has agreed to relinquish 78,475,000 MMBtu of stipulated maximum annual LNG reception quantity (and proportionately reduce its fixed monthly fee) under the Cheniere Marketing TUA if required to allow Sabine Pass LNG to satisfy its obligations under the J & S Cheniere contingent TUA describe below. This letter agreement cancels and supersedes the similar November 2006 letter agreement of Sabine Pass LNG and Cheniere Marketing that related to a potential TUA with J & S Cheniere under its now-terminated December 2003 option agreement. The foregoing description of the letter agreement is qualified in its entirety by the actual letter agreement, which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated by reference herein.

In replacement of such terminated option, Cheniere Marketing and J & S Cheniere agreed to continue negotiating LNG sale and purchase agreements that would provide for the sale by J & S Cheniere of approximately 78,475,000 MMBtu of stipulated maximum annual LNG reception quantity to Cheniere Marketing for delivery at the Sabine Pass LNG receiving terminal. As contemplated in a form of sale and purchase agreement attached to the J & S Cheniere shareholders agreement, J & S Cheniere would be able to “put” to Cheniere Marketing approximately 78,475,000 MMBtu of stipulated maximum annual LNG reception quantity with a minimum obligation to deliver one cargo per year (approximately 3.0 Bcf of LNG), or pay an agreed upon amount if such cargo is not delivered, to the Sabine Pass LNG receiving terminal, at a price based on an agreed percentage of the price of natural gas at the NYMEX Henry Hub. The form of sale and purchase agreement also contemplates that, in the event the sale and purchase agreement is terminated by J & S Cheniere because Cheniere Marketing fails to perform its purchase or payment obligations, or becomes bankrupt, or because a change of control of Cheniere Energy has occurred, J & S Cheniere and Sabine Pass LNG would enter into a TUA covering approximately 78,475,000 MMBtu of stipulated maximum annual LNG reception quantity for the Sabine Pass LNG receiving terminal, so long as such terminal has commenced commercial operation. The form of this potential TUA, which we refer to as the J & S Cheniere contingent TUA, is attached to the form of sale and purchase agreement, which is attached to the J & S Cheniere shareholders agreement. The foregoing description of the J & S Cheniere contingent TUA is qualified in its entirety by the actual form of J & S Cheniere contingent TUA, which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Change Orders 44 and 45 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.2	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.

By:     Cheniere Energy Partners GP, LLC,

its general partner

/s/    Craig K. Townsend

Vice President and Chief Accounting Officer (on

behalf of the registrant and as principal accounting

officer)

Date: May 8, 2007