Form 10-Q
period 2007-06-30
Cheniere Energy Partners, L.P.
filed 2007-08-08
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of August 1, 2007.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED BALANCE SHEETS

(in thousands, except unit data)

	Cheniere Energy Partners, L.P. June 30, 2007	Combined Predecessor Entities December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19	$7
Restricted cash and cash equivalents	179,944	176,324
Interest receivable	5,051	5,226
Advances to affiliate	1,664	379
Prepaid expenses	376	385

TOTAL CURRENT ASSETS	187,054	182,321
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	732,112	982,613
NON-CURRENT RESTRICTED TREASURY SECURITIES	86,304	—
PROPERTY, PLANT AND EQUIPMENT, NET	879,145	651,676
DEBT ISSUANCE COSTS, NET	31,708	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	18,917	7,250
OTHER	139	284

TOTAL ASSETS	$1,935,379	$1,858,114

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$152	$758
Accounts payable—affiliate	—	223
Accrued liabilities	41,356	36,670
Accrued liabilities—affiliate	435	652

TOTAL CURRENT LIABILITIES	41,943	38,303
LONG-TERM DEBT	2,032,000	2,032,000
LONG-TERM DEBT—AFFILIATE	79	—
DEFERRED REVENUE	40,000	40,000
PAYABLE TO AFFILIATES	38	—
OTHER NON-CURRENT LIABILITIES	1,821	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL (DEFICIT) OR OWNERS’ DEFICIT
Owners’ deficit, including deficits accumulated during development stage of $72,452 at December 31, 2006	—	(253,338)
Common unitholders (26,416,357 units issued and outstanding at June 30, 2007)	60,234	—
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2007)	(234,988)	—
General Partner interest (2% interest with 3,302,045 units issued and outstanding at June 30, 2007)	(5,748)	—

TOTAL PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	(180,502)	(253,338)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	$1,935,379	$1,858,114

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006	2007	2006
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	76	—	76	—	2,302
Professional	71	371	202	497	1,774
Technical consulting	—	—	—	—	4,577
Land site rental	370	390	771	771	2,286
Depreciation expense	43	12	64	22	126
Labor and overhead charge from affiliate	2,268	1,082	3,592	2,108	11,136
Phase 2—Stage 1 development reimbursement to affiliate	—	—	—	—	4,527
Other	46	52	55	102	472

TOTAL EXPENSES	2,874	1,907	4,760	3,500	27,200

LOSS FROM OPERATIONS	(2,874)	(1,907)	(4,760)	(3,500)	(27,200)
OTHER INCOME (EXPENSE)
Interest income	14,549	23	29,394	72	38,841
Interest expense, net	(23,666)	—	(49,483)	—	(64,946)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative gain (loss), net	—	162	—	923	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(9,117)	185	(20,089)	995	(70,100)

NET LOSS	$(11,991)	$(1,722)	$(24,849)	$(2,505)	$(97,300)

Less:
Net loss through March 25, 2007			(12,128)

Net loss for partners from March 26, 2007 through June 30, 2007			$(12,721)

Allocation of net loss:
Limited partners’ interest	(11,751)		(12,467)
General partner’s interest	(240)		(254)

Net loss for partners	$(11,991)		$(12,721)

Basic and diluted net loss per limited partner unit	$(0.07)		$(0.08)

Weighted average number of limited partner units outstanding from the beginning of the period through June 30, 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416		26,416
Subordinated units	135,384		135,384

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	Owners’ Equity	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unit holders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through March 31, 2007	—	(117)	(598)	(15)	(730)

Balance at March 31, 2007	—	62,891	(225,154)	(5,491)	(167,754)
Net loss	—	(1,917)	(9,834)	(240)	(11,991)
Distributions	—	(740)	—	(17)	(757)

Balance at June 30, 2007	$—	$60,234	$(234,988)	$(5,748)	$(180,502)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,849)	$(2,505)	$(97,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	64	22	126
Non-cash derivative gain	—	(1,125)	—
Amortization of debt issuance costs	1,895	—	1,977
Interest income on restricted cash and cash equivalents	(29,394)	—	(38,841)
Use of restricted cash and cash equivalents	64,254	914	59,733
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(11,849)	1,741	9,784
Accounts payable and accrued liabilities—affiliate	(217)	1,459	435
Deferred revenue	—	—	40,000
Other	16	(511)	237

NET CASH USED IN OPERATING ACTIVITIES	(80)	(5)	(99)
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	219,199	7,792	(937,999)
LNG terminal construction-in-progress	(215,340)	(160,015)	(839,727)
Advances to EPC contractor, net of transfers to construction-in-progress	—	8,087	—
Advances under long-term contracts	(13,956)	(75)	(20,718)
Investment in restricted treasury securities	(86,304)	—	(86,304)
Other	(1,285)	(27)	(1,664)

NET CASH USED IN INVESTING ACTIVITIES	(97,686)	(144,238)	(1,886,412)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(641)	(4,762)	(61,583)
Use of restricted cash and cash equivalents	641	—	—
Proceeds from issuance of common units	98,442	—	98,442
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	149,000	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owner	(756)	—	(379,105)
Borrowing under long-term debt—affiliate	79	—	79
Affiliate payable	13	5	16
Capital contributions by partner	—	—	196,681

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,778	144,243	1,886,530

NET INCREASE IN CASH AND CASH EQUIVALENTS	12	—	19
CASH AND CASH EQUIVALENTS—beginning of period	7	—	—

CASH AND CASH EQUIVALENTS—end of period	$19	$—	$19

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of June 30, 2007, Cheniere Energy, Inc. (“Cheniere Energy”) owned 90.6% of the partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to develop, own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

•

Sabine Pass LNG, L.P. (“Sabine Pass LNG”) is a Delaware limited partnership formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, which owns the entire interest in the Sabine Pass LNG receiving terminal. Sabine Pass LNG is in the development stage, and the purpose of this limited partnership is to own and operate the Sabine Pass LNG receiving terminal.

At the closing of the Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly-owned subsidiaries of Cheniere Partners. From and after the closing of the Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying financial statements. As used in these Notes to Consolidated Combined Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Offering and the foregoing entities on a combined basis (the “Combined Predecessor Entities”) prior to the closing of the Offering, unless otherwise stated or indicated by context.

With the exception of Sabine Pass GP, we are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest in Sabine Pass LNG and, thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future.

The accompanying unaudited Consolidated Combined Financial Statements of Cheniere Partners have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

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

Certain reclassifications have been made to conform prior period information to the current presentation, including a $179.0 million reclassification between current Restricted Cash and Cash Equivalents and Non-Current Restricted Cash and Cash Equivalents on our December 31, 2006 Consolidated Balance Sheet. The reclassification had no effect on our overall consolidated combined financial position, results of operations or cash flows.

Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results for the year ended December 31, 2007.

For further information, refer to our combined financial statements and footnotes for the year ended December 31, 2006 included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on March 20, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation, which is not expected until the second quarter of 2008 at the earliest. As of June 30, 2007, we had a cumulative deficit of $97.3 million.

NOTE 3—Initial Public Offering

Cheniere Partners and Holdings, as a selling unitholder, completed the Offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. Cheniere Partners received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its issuance of 5,054,164 common units to the public in the Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from this sale of common units by Holdings. Our common units are traded on the American Stock Exchange under the symbol “CQP.”

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

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

•	we issued 5,054,164 common units to the public in the Offering;

•	Holdings sold 8,445,836 common units to the public in the Offering, after which Holdings and the public held an aggregate 89.8% and 8.2% limited partner interest in us, respectively;

•

our general partner entered into a services agreement with an affiliate of Cheniere Energy under which the affiliate will provide various general and administrative services for an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007), with payment commencing January 1, 2009; and

•

our general partner entered into a services and secondment agreement with an affiliate of Cheniere Energy pursuant to which certain employees of the Cheniere Energy affiliate have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal.

We used all of our net proceeds of $98.4 million from the sale of our common units in the Offering to purchase U.S. treasury securities that funded a distribution reserve for payment of initial quarterly distributions of $0.425 per common unit, as well as related quarterly distributions to our general partner, through the quarterly distribution to be made in respect of the quarter ending June 30, 2009.

NOTE 4—Restricted Cash, Cash Equivalents and Treasury Securities

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032 million of senior secured notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482 million of 7 1/2 % Senior Secured Notes due 2016 (the “2016 Notes” and, collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 7—Long-Term Debt). Under the terms and conditions of the Sabine Pass LNG notes, Sabine Pass LNG was required to fund cash reserve accounts for $335.0 million related to future interest payments through May 2009 and approximately $887 million to pay the remaining costs to complete the initial phase (“Phase 1”) and the first stage of the second phase (“Phase 2—Stage 1”) of the Sabine Pass LNG receiving terminal. These cash accounts are controlled by a collateral trustee, and therefore, are shown as Restricted Cash and Cash Equivalents on the accompanying Consolidated Combined Balance Sheet. As of June 30, 2007 and December 31, 2006, $179.9 million and $176.3 million, respectively, of cash restricted for future interest payments due within one year and accrued construction costs have been classified as a current asset, and $732.1 million and $982.6 million, respectively, of cash restricted for remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on the accompanying Consolidated Combined Balance Sheets.

As discussed above in Note 3, at the closing of the Offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2007, we had classified $86.3 million of the U.S. treasury securities as Non-Current Restricted Treasury Securities on our Consolidated Combined Balance Sheet, as these securities had maturities greater than three months. In May 2007, we used the distribution reserve to pay a cash distribution to unitholders. The distribution reflected the pro rata share of our minimum quarterly distribution and covered the time period from the closing of the Offering on March 26, 2007 through March 31, 2007. The remaining $11.5 million invested in U.S. treasury securities were classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Combined Balance Sheet as of June 30, 2007, as these securities had maturities less than or equal to three months.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$878,444	$651,369
LNG site and related costs, net	194	197

Total LNG terminal costs	878,638	651,566
FIXED ASSETS
Computer and office equipment	144	31
Computer software	36	33
Leasehold improvements	11	10
Vehicles	249	99
Machinery and equipment	201	—
Accumulated depreciation	(134)	(63)

Total fixed assets, net	507	110

PROPERTY, PLANT AND EQUIPMENT, NET	$879,145	$651,676

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

In February 2005 and July 2006, Phase 1 and Phase 2—Stage 1, respectively, of the Sabine Pass LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the construction of Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-progress since those dates. During the six months ended June 30, 2007 and 2006, we capitalized $27.9 million and $6.4 million, respectively, of interest expense, which consisted primarily of interest expense qualifying to be capitalized, amortization of debt issuance costs and commitment fees related to the Sabine Pass LNG notes during the six months ended June 30, 2007 and a Sabine Pass LNG credit facility during the six months ended June 30, 2006.

NOTE 6—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Interest and related debt fees	$13,005	$21,815
LNG terminal construction costs	28,351	13,899
Affiliate	435	652
Other	—	956

	$41,791	$37,322

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 7—Long-Term Debt

As of June 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Sabine Pass LNG Notes	$2,032,000	$2,032,000
Long-Term Note – Affiliate	79	—

Total Long-Term Debt	$2,032,079	$2,032,000

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032 million of Sabine Pass LNG notes, consisting of $550 million of the 2013 Notes and $1,482 million of the 2016 Notes. We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. Interest on the Sabine Pass LNG notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning May 30, 2007. The Sabine Pass LNG notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

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

Long-Term Note – Affiliate

In March 2007, we entered into a $12 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. Borrowings under this note bear interest at a fixed 7 1/2% rate with unpaid interest compounding semi-annually. The outstanding principal plus interest as of June 30, 2007, was $79,000.

NOTE 8—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. On May 31, 2007, Holdings contributed all of its 135,383,831 subordinated units to Subsidiary Holdings.

The common units and general partner units have the right to receive minimum quarterly distributions of $0.425 and $0.069 per unit, respectively, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

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

NOTE 9—Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the Consolidated Combined Balance Sheets for Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, Accounts Receivable and Accounts Payable approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$547,250
2016 Notes (1)	1,482,000	1,459,770	1,482,000	1,478,295
Note to Affiliate (2)	79	79	—	—
Restricted Treasury Securities (3)	97,885	98,760	—	—

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2007 and December 31, 2006.
(2)	The Note to Affiliate bears interest at a fixed 7 1/2% rate. The fair value of the Note to Affiliate is equal to the outstanding principal balance plus accrued interest as of June 30, 2007.
(3)	The fair value of our Restricted Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2007. This amount includes $11.5 million classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Combined Balance Sheet as of June 30, 2007, as these securities had maturities less than or equal to three months.

NOTE 10—Related Party Transactions

As of June 30, 2007 and December 31, 2006, we had $1.7 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million for the three months ended June 30, 2007 and 2006.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

TUA Agreement

Cheniere Marketing (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”) and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month commencing with commercial operations in 2008. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Service Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the facility, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

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

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass GP, which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement (the “General Partner MSA”) with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

subsidiary of Cheniere Energy. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal.

Services Agreement

We entered into a services agreement with Cheniere Terminals upon the closing of the Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on behalf of our partnership by our general partner in order to conduct our business as contemplated by our partnership agreement.

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006
Cash paid for interest, net of amounts capitalized	$56,388	$—	$56,388
Construction-in-progress additions recorded as accrued liabilities	$29,120	$37,329	$29,120

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering described below, and to certain entities under common control prior to March 26, 2007 as described in Note 1 in the Notes to Consolidated Combined Financial Statements, unless otherwise stated or indicated by context.

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

On March 26, 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a subsidiary of Cheniere Energy, completed a public offering of a total of 13,500,000 Cheniere Partners common units (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Offering. We invested the $98.4 million of net proceeds we received from the Offering in U.S. treasury securities to fund a distribution reserve. See “Liquidity and Capital Resources–Cash Distributions to Unitholders” below.

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

Our LNG Receiving Terminal Business

Our sole business is the development of the Sabine Pass LNG receiving terminal currently under construction by our wholly-owned limited partnership, Sabine Pass LNG, L.P. (“Sabine Pass LNG”). We have entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, for an aggregate of 4.0 billion cubic feet per day (“Bcf/d”) of the available regasification capacity at the Sabine Pass LNG receiving terminal. Construction of the Sabine Pass LNG receiving terminal commenced in March 2005. We anticipate commencing commercial operation during the second quarter of 2008, and we expect to complete construction and commissioning of the third tank and the rest of Phase 1, and to achieve the full 2.6 Bcf/d of Phase 1 regasification capacity, in the third quarter of 2008. LNG regasification commercial operations related to the Phase 2—Stage 1 expansion are expected to commence by April 2009, and we expect to complete all of Phase 2—Stage 1, including construction and commissioning of the fourth and fifth tanks, and achieve full operability at 4.0 Bcf/d in the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

The Sabine Pass LNG receiving terminal project will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, the Sabine Pass LNG receiving terminal is not expected to begin to operate and generate significant cash flows before the second quarter of 2008.

The cost to construct Phase 1 of the Sabine Pass LNG receiving terminal is currently estimated at approximately $900 million to $950 million, before financing costs. Phase 2—Stage 1 is estimated to cost approximately $500 million to $550 million, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

We currently expect that our capital resources requirements will be financed through the proceeds received from the issuance of the $2,032 million of senior secured notes (the “Sabine Pass LNG notes”) and cash flows under our three TUAs. We believe that we have adequate financial resources to complete Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal and to meet our anticipated operating, maintenance and debt service requirements through the first half of 2009. Furthermore, we anticipate that:

•	our cash flows from operations will commence in the second quarter of 2008, when Phase 1 of the Sabine Pass LNG receiving terminal is anticipated to commence commercial operation; and

•	beginning in the third quarter of 2009, cash flows from operations will be sufficient to cover all debt service on the Sabine Pass LNG notes and all of our other operating and maintenance costs.

To service our indebtedness, we will require significant amounts of cash. Prolonged delays in construction could prevent us from commencing operations when we anticipate and could prevent us from realizing anticipated cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to our incurrence of construction costs and other outflows and by receipt of cash flows under the TUAs in relation to our incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between our liquidity sources and cash needs, including factors such as construction delays and breaches of construction agreements. After the construction period, our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us in amounts sufficient to enable us to pay our indebtedness, including the Sabine Pass LNG notes, or to fund our other liquidity needs, including operating expenses. The operation of our business is subject to many risks (many of which are beyond our control), including general economic, financial, competitive, legislative, regulatory and other developments.

Capital Resources

Proceeds from Issuance of Sabine Pass LNG Notes

We received $2,032 million in gross proceeds from the issuance of the Sabine Pass LNG notes. We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of the Sabine Pass LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Sabine Pass LNG notes to repay indebtedness, to make a distribution to Holdings for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Sabine Pass LNG notes.

Customer TUAs

Each of the customers at the Sabine Pass LNG receiving terminal must make capacity payments under its TUA on a basis that we commonly refer to as “take-or-pay,” which means that the customer will be obligated to pay the full contracted amount of monthly fees whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these “take-or-pay” TUA payments will be made as follows:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month commencing with commercial operations in 2008. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Cheniere Marketing’s Option for a Sixth LNG Storage Tank

In June 2007, Sabine Pass LNG and Cheniere Marketing entered into an amendment (the “Amendment”) to the Cheniere Marketing TUA. The Amendment modified Sabine Pass LNG’s obligation to construct, at its sole expense, a sixth LNG storage tank for Cheniere Marketing, if requested by Cheniere Marketing. Instead, Sabine Pass LNG will construct the additional tank, subject to receipt of all required governmental and lender approvals, upon agreement with Cheniere Marketing of mutually acceptable terms and conditions, including financing. If no such acceptable agreement is reached, Sabine Pass LNG will still be obligated to construct the additional tank, subject to receipt of all required governmental and lender approvals, if Cheniere Marketing directly or indirectly commits to provide, at its sole cost, all necessary construction funding reasonably acceptable to Sabine Pass LNG.

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make initial quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from the distribution reserve that was funded with the $98.4 million net proceeds received from the Offering. In May 2007, we used the distribution reserve to pay a cash distribution to unitholders. The distribution reflected the pro rata share of the partnership’s minimum quarterly distribution and covered the time period from the closing of the Offering on March 26, 2007 through March 31, 2007. We believe that the amount of the distribution reserve, together with interest expected to be earned on that amount and cash from operations, if any, will be sufficient to allow us to pay the full quarterly distribution on all of our outstanding common units, as well as related distributions to our general partner, for each quarter through June 30, 2009. After the quarter ended June 30, 2009, we intend to pay distributions to our unitholders primarily from operating cash flows.

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

Services Agreement. We entered into a services agreement with Cheniere Terminals upon the closing of the Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on our behalf by our general partner in order to conduct our business as contemplated by our partnership agreement.

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

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the six months ended June 30, 2007 and 2006 (in thousands). Additional discussions of the key elements contributing to these changes follow the table.

	For the Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$(80)	$(5)
Investing activities	(97,686)	(144,238)
Financing activities	97,778	144,243

Net increase in cash and cash equivalents	$12	$—

Cash and cash equivalents at end of period	$19	$—

Operating Activities—Net cash used in operating activities was $80,000 during the six months ended June 30, 2007 compared to net cash used in operating activities of $5,000 during the same period of 2006. The net $80,000 amount used in the six-month period ended June 30, 2007 resulted from the funding of our operating activities primarily through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Sabine Pass LNG notes and an amended credit facility that Sabine Pass LNG had in place until November 2006. During the six months ended June 30, 2007, net $64.3 million restricted cash was used in operating activities, compared to $0.9 million used in the same period of 2006. The lack of cash generated from operating activities is the direct result of the continued development of our LNG receiving terminal business. Operations to date have been devoted to pre-construction and construction activities.

Investing Activities—Net cash used in investing activities was $97.7 million during the six months ended June 30, 2007 compared to net cash used in investing activities of $144.2 million during the same period of 2006. During the six months ended June 30, 2007, we invested $215.3 million in the construction of our LNG receiving terminal, and $14.0 million in advances under long-term contracts relating to our LNG receiving terminal, which were primarily funded by the use of $219.2 million of restricted cash and cash equivalents. In addition, during the six months ended June 30, 2007, we invested $86.3 million in treasury securities from the net proceeds of our Offering that will be used to pay the $0.425 initial quarterly distribution on all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. During the six months ended June 30, 2006, we invested $160.0 million in the Sabine Pass LNG receiving terminal for construction costs.

Financing Activates—Net cash provided by financing activities during the six months ended June 30, 2007 was $97.8 million compared to net cash provided by financing activities of $144.2 million during the same period in 2006. During the six months ended June 30, 2007, we received net proceeds of $98.4 million from the issuance of our common units in connection with our Offering. During the six months ended June 30, 2006, we received $149.0 million of proceeds from borrowings under the credit facility, which was subsequently terminated in connection with the issuance of the Sabine Pass LNG notes and resulted in our paying $4.8 million of debt issuance costs.

Our cash and cash equivalent ending balances were $19,000 and $7,000 as of June 30, 2007 and December 31, 2006, respectively, as substantially all cash and cash equivalents were restricted under the terms of the indenture governing the Sabine Pass LNG notes.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Overview

Our financial results for the three months ended June 30, 2007 reflected a net loss of $12.0 million, compared to a net loss of $1.7 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses increased $1.0 million, or 53%, to $2.9 million for the three months ended June 30, 2007 compared to $1.9 million in the same period in 2006. This increase was primarily attributable to an increase in labor charges from an affiliate. Most of these labor charges were related to O&M Services employees hired who will ultimately be operating the Sabine Pass LNG receiving terminal. During the three months ended June 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the three months ended June 30, 2007 was $9.1 million compared to other income of $0.2 million in the same period in 2006. The increase in other expense related to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of the Sabine Pass LNG notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the three months ended June 30, 2006, all of our interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization. Interest income increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the three months ended June 30, 2007 compared to a nominal restricted cash and cash equivalent average balance in the same period of 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Overview

Our financial results for the six months ended June 30, 2007 reflected a net loss of $24.8 million, compared to a net loss of $2.5 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses increased $1.3 million, or 37%, to $4.8 million for the six months ended June 30, 2007 compared to $3.5 million in the same period in 2006. This increase was primarily attributable to an increase in labor charges from an affiliate. Most of these labor charges were related to employees hired who will ultimately be operating the Sabine Pass LNG receiving terminal. During the three months ended June 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the six months ended June 30, 2007 was $20.1 million compared to other income of $1.0 million in the same period in 2006. The increase in other expense related to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of the Sabine Pass LNG Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the six months ended June 30, 2006, all of our interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization. Interest income increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the six months ended June 30, 2007, compared to a nominal restricted cash and cash equivalent average balance in the same period of 2006.

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

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Combined Balance Sheets.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows. In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.

Item 5.	Other Information

Effective August 6, 2007, Holdings, the sole member of our general partner, amended and restated our general partner’s limited liability company agreement to restrict the fiduciary duties, if any, owed to our general partner or its members by certain persons in the same manner as fiduciary duties owed by our general partner to our limited partners are restricted under our partnership agreement. Generally, these persons are affiliates, members, partners, officers, directors, employees, agents or trustees of our general partner and affiliates of our general partner, as well as certain individuals serving in a managerial capacity with respect to another person at the request of our general partner or its affiliates.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

3.1	Second Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC dated as of August 6, 2007.

10.1	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

10.2	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

10.3

Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

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

CHENIERE ENERGY PARTNERS, L.P.

By: Cheniere Energy Partners GP, LLC,

its general partner

/s/ Don A. Turkleson

Chief Financial Officer (on behalf of the registrant

and as principal accounting officer)

Date: August 8, 2007