Form 10-Q
period 2007-09-30
Cheniere Energy Partners, L.P.
filed 2007-11-06
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of October 31, 2007.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FI NANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDA TED COMBINED BALANCE SHEETS

(in thousands, except unit data)

	Cheniere Energy Partners, L.P. September 30, 2007	Combined Predecessor Entities December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$7
Restricted cash and cash equivalents	190,276	176,324
Accounts receivable	1,439	—
Interest receivable	5,420	5,226
Advances to affiliate	1,356	379
Prepaid expenses	384	385

TOTAL CURRENT ASSETS	198,884	182,321
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	619,661	982,613
NON-CURRENT RESTRICTED TREASURY SECURITIES	75,023	—
PROPERTY, PLANT AND EQUIPMENT, NET	1,005,877	651,676
DEBT ISSUANCE COSTS, NET	30,859	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	31,457	7,250
OTHER	66	284

TOTAL ASSETS	$1,961,827	$1,858,114

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT) OR OWNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$89	$758
Accounts payable—affiliate	61	223
Accrued liabilities	89,533	36,670
Accrued liabilities—affiliate	435	652

TOTAL CURRENT LIABILITIES	90,118	38,303
LONG-TERM DEBT	2,032,000	2,032,000
LONG-TERM DEBT—AFFILIATE	282	—
DEFERRED REVENUE	40,000	40,000
OTHER NON-CURRENT LIABILITIES	2,497	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL (DEFICIT) OR OWNERS’ CAPITAL (DEFICIT)
Owners’ deficit, including deficits accumulated during development stage of $72,452 at December 31, 2006	—	(253,338)
Common unitholders (26,416,357 units issued and outstanding at September 30, 2007)	47,229	—
Subordinated unitholders (135,383,831 units issued and outstanding at September 30, 2007)	(244,100)	—
General Partner interest (2% interest with 3,302,045 units issued and outstanding at September 30, 2007)	(6,199)	—

TOTAL PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	(203,070)	(253,338)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	$1,961,827	$1,858,114

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED C OMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006	2007	2006
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	52	2	128	2	2,355
Professional	165	59	368	557	1,939
Technical consulting	—	26	—	26	4,577
Outside services	107	—	107	—	107
Land site rental	371	373	1,142	1,144	2,657
Depreciation expense	67	13	131	35	194
Labor and overhead charge from affiliate	2,332	865	5,924	2,972	13,469
Development reimbursement to affiliate	—	4,527	—	4,527	4,527
Other	73	35	128	136	543

TOTAL EXPENSES	3,167	5,900	7,928	9,399	30,368

LOSS FROM OPERATIONS	(3,167)	(5,900)	(7,928)	(9,399)	(30,368)
OTHER INCOME (EXPENSE)
Interest income	12,625	84	42,020	156	51,467
Interest expense, net	(20,570)	—	(70,053)	—	(85,517)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative loss, net	—	(966)	—	(43)	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(7,945)	(882)	(28,033)	113	(78,045)

NET LOSS	$(11,112)	$(6,782)	$(35,961)	$(9,286)	$(108,413)

Less:
Net loss through March 25, 2007			(12,128)

Net loss for partners from March 26, 2007 through September 30, 2007			$(23,833)

Allocation of net loss:
Limited partners’ interest	(10,890)		(23,356)
General partner’s interest	(222)		(477)

Net loss for partners	$(11,112)		$(23,833)

Basic and diluted net loss per limited partner unit	$(0.07)		$(0.14)

Weighted average number of limited partner units outstanding from the beginning of the period through September 30, 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416		26,416
Subordinated units	135,384		135,384

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	Owners’ Equity	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unit holders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through March 31, 2007	—	(117)	(598)	(15)	(730)

Balance at March 31, 2007	—	62,891	(225,154)	(5,491)	(167,754)
Net loss	—	(3,695)	(18,946)	(462)	(23,103)
Distributions	—	(11,967)	—	(246)	(12,213)

Balance at September 30, 2007	$—	$47,229	$(244,100)	$(6,199)	$(203,070)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,961)	$(9,286)	$(108,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	131	35	194
Non-cash derivative gain	—	368	—
Amortization of debt issuance costs	2,843	—	2,925
Interest income on restricted cash and cash equivalents	(42,020)	—	(51,467)
Use of restricted cash and cash equivalents	66,328	5,569	61,807
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,550	2,810	30,183
Accounts payable and accrued liabilities—affiliate	(156)	(120)	496
Deferred revenue	—	—	40,000
Other	7	617	232

NET CASH USED IN OPERATING ACTIVITIES	(278)	(7)	(293)
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	331,402	(7,535)	(825,697)
LNG terminal construction-in-progress	(307,066)	(293,501)	(931,453)
Advances to EPC contractor, net of transfers to construction-in-progress	—	5,354	—
Advances under long-term contracts	(34,567)	(6,874)	(41,329)
Investment in restricted treasury securities	(75,023)	—	(75,023)
Other	(977)	(60)	(1,357)

NET CASH USED IN INVESTING ACTIVITIES	(86,231)	(302,616)	(1,874,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(740)	(11,507)	(61,682)
Use of restricted cash and cash equivalents	740	—	—
Proceeds from issuance of common units	98,442	—	98,442
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	(37,377)	(37,377)
Borrowings from Sabine Pass credit facility	—	351,500	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owners	(12,213)	—	(390,562)
Borrowing under long-term debt—affiliate	282	—	282
Capital contributions by partner	—	10	196,681

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,511	302,626	1,875,161

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	3	9
CASH AND CASH EQUIVALENTS—beginning of period	7	5	—

CASH AND CASH EQUIVALENTS—end of period	$9	$8	$9

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of September 30, 2007, Cheniere Energy, Inc. (“Cheniere Energy”) owned 90.6% of the partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to develop, own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

The following entities were included on a combined basis in the accompanying Consolidated Combined Financial Statements for periods prior to the Cheniere Partners Offering because they were entities under common control:

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

At the closing of the Cheniere Partners Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly-owned subsidiaries of Cheniere Partners. From and after the closing of the Cheniere Partners Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying financial statements. As used in these Notes to Consolidated Combined Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Cheniere Partners Offering and the foregoing entities on a combined basis (the “Combined Predecessor Entities”) prior to the closing of the Cheniere Partners Offering, unless otherwise stated or indicated by context.

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

Certain reclassifications have been made to conform prior period information to the current presentation, including a $179.0 million reclassification between current Restricted Cash and Cash Equivalents and Non-Current Restricted Cash and Cash Equivalents on our December 31, 2006 Consolidated Combined Balance Sheet. The reclassification had no effect on our overall consolidated combined financial position, results of operations or cash flows.

Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the year ended December 31, 2007.

For further information, refer to our combined financial statements and footnotes for the year ended December 31, 2006 included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on March 20, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation, which is not expected until the second quarter of 2008 at the earliest. As of September 30, 2007, we had a cumulative deficit of $108.4 million.

NOTE 3—Initial Public Offering

Cheniere Partners and Holdings, as a selling unitholder, completed the Cheniere Partners Offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. Cheniere Partners received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its issuance of 5,054,164 common units to the public in the Cheniere Partners Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from the sale of common units by Holdings. Our common units are traded on the American Stock Exchange under the symbol “CQP.”

Upon the closing of the Cheniere Partners Offering on March 26, 2007, the following transactions occurred:

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

•	we issued 5,054,164 common units to the public in the Cheniere Partners Offering;

•	Holdings sold 8,445,836 common units to the public in the Cheniere Partners Offering, after which Holdings and the public held an aggregate 89.8% and 8.2% limited partner interest in us, respectively;

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

We used all of our net proceeds of $98.4 million from the sale of our common units in the Cheniere Partners Offering to purchase U.S. treasury securities that funded a distribution reserve for payment of initial quarterly distributions of $0.425 per common unit, as well as related quarterly distributions to our general partner, through the quarterly distribution to be made in respect of the quarter ending June 30, 2009.

NOTE 4—Restricted Cash, Cash Equivalents and Treasury Securities

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032.0 million of senior secured notes consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (the “2016 Notes” and, collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 7—Long-Term Debt). Under the terms and conditions of the Sabine Pass LNG notes, Sabine Pass LNG was required to fund cash reserve accounts for $335.0 million related to future interest payments through May 2009 and approximately $887.0 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. These cash accounts are primarily controlled by a collateral trustee, and therefore, are shown as Restricted Cash and Cash Equivalents on the accompanying Consolidated Combined Balance Sheets. As of September 30, 2007 and December 31, 2006, $190.3 million and $176.3 million, respectively, of cash restricted for future interest payments due within one year and accrued construction costs have been classified as a current asset, and $619.7 million and $982.6 million, respectively, of cash restricted for remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on the accompanying Consolidated Combined Balance Sheets.

At the closing of the Cheniere Partners Offering discussed above in Note 3, we funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. In May and August of 2007, we used the distribution reserve to pay cash distributions to our unitholders. As of September 30, 2007, we classified the $75.0 million balance of U.S. treasury securities as Non-Current Restricted Treasury Securities on our Consolidated Combined Balance Sheet, as these securities had maturities greater than three months.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	September 30, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$1,004,984	$651,369
LNG site and related costs, net	192	197

Total LNG terminal costs	1,005,176	651,566
FIXED ASSETS
Computer and office equipment	183	31
Furniture and fixtures	5	—
Computer software	36	33
Leasehold improvements	11	10
Vehicles	253	99
Machinery and equipment	403	—
Accumulated depreciation	(190)	(63)

Total fixed assets, net	701	110

PROPERTY, PLANT AND EQUIPMENT, NET	$1,005,877	$651,676

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

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-progress since the date the project satisfied our criteria for capitalization. For the nine months ended September 30, 2007 and 2006, we capitalized $46.1 million and $12.2 million, respectively, of interest expense, which consisted primarily of interest expense qualifying to be capitalized, amortization of debt issuance costs and commitment fees related to the Sabine Pass LNG notes during the nine months ended September 30, 2007 and a Sabine Pass LNG credit facility during the nine months ended September 30, 2006.

NOTE 6—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Interest and related debt fees	$50,761	$21,815
LNG terminal construction costs	38,696	13,899
Affiliate	435	652
Other	76	956

	$89,968	$37,322

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 7—Long-Term Debt

As of September 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Sabine Pass LNG Notes	$2,032,000	$2,032,000
Long-Term Note—Affiliate	282	—

Total Long-Term Debt	$2,032,282	$2,032,000

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032.0 million of Sabine Pass LNG notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In August 2007, Sabine Pass LNG concluded an exchange offer of its unregistered 2013 Notes and 2016 Notes for a like principal amount of notes registered under the Securities Act of 1933.

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

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of September 30, 2007, was $282,000.

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

NOTE 9—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant, and Equipment as the costs are incurred or equipment is received. As of September 30, 2007 and December 31, 2006, our Advances Under Long-term Contracts were $31.5 million and $7.3 million, respectively.

NOTE 10—Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the Consolidated Combined Balance Sheets for Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, Accounts Receivable, Interest Receivable, and Accounts Payable approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$547,250
2016 Notes (1)	1,482,000	1,452,360	1,482,000	1,478,295
Note to Affiliate (2)	282	282	—	—
Restricted Treasury Securities (3)	75,203	77,279	—	—

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 28, 2007 and December 29, 2006.
(2)	The Note to Affiliate bears interest at a fixed 7.50% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of September 30, 2007.
(3)	The fair value of our Restricted Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 28, 2007.

NOTE 11—Related Party Transactions

As of September 30, 2007 and December 31, 2006, we had $1.4 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, we paid $3.9 million. For the period from October 20, 2003 (date of inception) to September 30, 2007, we paid $13.1 million.

TUA Agreement

Cheniere Marketing (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, has reserved approximately 2.0 billion cubic feet per day (“Bcf/d”) of regasification capacity under a firm commitment terminal use agreement (“TUA”) and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Service Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

Upon the closing of the Cheniere Partners Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—Continued

(unaudited)

direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement.

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass GP, which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total LNG USA, Inc. (“Total”) TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

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

Services Agreement

We entered into a services agreement with Cheniere Terminals upon the closing of the Cheniere Partners Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on behalf of our partnership by our general partner in order to conduct our business as contemplated by our partnership agreement.

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006
Cash paid for interest, net of amounts capitalized	$38,242	$—	$38,242
Construction-in-progress additions recorded as accrued liabilities	$47,227	$37,030	$47,227

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	statements relating to the construction and operation of facilities related to the Sabine Pass LNG receiving terminal;

•	our expected receipt of cash distributions from Sabine Pass LNG, L.P. (“Sabine Pass LNG”);

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements;

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

BUSINESS AND OPERATIONS

General

We are a publicly-held, Delaware limited partnership formed on November 21, 2006, by Cheniere Energy to develop, own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel. We are a development stage company without any revenues, operating cash flows or operating history. We currently do not expect that we will begin receiving any revenues from operations until the second quarter of 2008, at the earliest.

On March 26, 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a subsidiary of Cheniere Energy, completed a public offering of a total of 13,500,000 Cheniere Partners common units (the “Cheniere Partners Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Cheniere Partners Offering. We invested the $98.4 million of net proceeds we received from the Cheniere Partners Offering in U.S. treasury securities to fund a distribution reserve. See “Liquidity and Capital Resources—Cash Distributions to Unitholders” below.

As part of the Cheniere Partners Offering, Holdings, as a selling unitholder, received $164.5 million of net proceeds in connection with its sale of 8,445,836 Cheniere Partners common units. In April 2007, the underwriters of the Cheniere Partners Offering exercised their over-allotment option to purchase an additional 2,025,000 common units held by Holdings, with Holdings receiving all of the proceeds of the sale. As a result of these transactions, Cheniere Energy reduced its ownership interest in us to approximately 90.6%.

Our LNG Receiving Terminal Business

Our sole business is the development of the Sabine Pass LNG receiving terminal currently under construction by our wholly-owned limited partnership, Sabine Pass LNG. We have entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, for an aggregate of 4.0 billion cubic feet per day (“Bcf/d”) of the available regasification capacity at the Sabine Pass LNG receiving terminal. Construction of the Sabine Pass LNG receiving terminal commenced in March 2005. We anticipate commencing commercial operation during the second quarter of 2008 with initial send out capacity of 2.6 Bcf/d and storage capacity of 10.1 Bcf. We expect to achieve full operability at 4.0 Bcf/d in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

The Sabine Pass LNG receiving terminal project will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, the Sabine Pass LNG receiving terminal is not expected to begin to operate and generate significant cash flows before the second quarter of 2008.

We estimate that the aggregate cost to complete construction of the Sabine Pass LNG receiving terminal will be approximately $1.4 billion to $1.5 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule. As of September 30, 2007, we had incurred $940.5 million of construction costs.

We currently expect that our capital resources requirements will be financed through the proceeds received from the issuance by Sabine Pass LNG of $2,032.0 million of senior secured notes (the “Sabine Pass LNG notes”) and cash flows under our three TUAs. We believe that we have adequate financial resources to complete the Sabine Pass LNG receiving terminal and to meet our anticipated operating, maintenance and debt service requirements through the first half of 2009. Furthermore, we anticipate that:

•	our cash flows from operations will commence in the second quarter of 2008, when the Sabine Pass LNG receiving terminal is anticipated to commence commercial operation; and

•	beginning in the third quarter of 2009, cash flows from operations will be sufficient to cover all debt service on the Sabine Pass LNG notes and all of our other operating and maintenance costs.

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

Capital Resources

Customer TUAs

Each of the customers at the Sabine Pass LNG receiving terminal must make capacity reservation fee payments under its TUA, which means that the customer will be obligated to pay the full contracted amount of monthly fees whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these capacity reservation fee TUA payments will be made as follows:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125.0 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125.0 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s capacity reservation fees payable under its TUA.

Use of Capital

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make initial quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from the distribution reserve that was funded with the $98.4 million net proceeds received from the Cheniere Partners Offering. In May and August 2007, we used the distribution reserve to pay a cash distribution to unitholders. The initial distribution reflected the pro rata share of the partnership’s minimum quarterly distribution and covered the time period from the closing of the Cheniere Partners Offering on March 26, 2007 through March 31, 2007. We believe that the amount of the distribution reserve, together with interest expected to be earned on that amount and cash from operations, if any, will be sufficient to allow us to pay the full quarterly distribution on all of our outstanding common units, as well as related distributions to our general partner, for each quarter through June 30, 2009. After the quarter ending June 30, 2009, we intend to pay distributions to our unitholders primarily from operating cash flows.

Related Party Services Agreements

Operation and Maintenance Agreement. In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

Upon the closing of the Cheniere Partners Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement.

Management Services Agreements. In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass LNG–GP, Inc., which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

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

Services Agreement. We entered into a services agreement with Cheniere Terminals upon the closing of the Cheniere Partners Offering. Under this agreement, we will pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services provided for our benefit and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on our behalf by our general partner in order to conduct our business as contemplated by our partnership agreement.

Public Company Expenses

As a public company we incur certain expenses that cannot be paid with proceeds from borrowings under our Sabine Pass LNG notes. In March 2007, we entered into a $12.0 million unsecured revolving note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, which allows us to borrow funds to pay these expenses as required. The note bears interest at a rate of 7.50% with unpaid interest compounded semi-annually. This unsecured revolving note is repayable on demand but no sooner than the earlier of January 1, 2010 or the date on which we have sufficient available cash.

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

Other Capital Resources

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032.0 million of Sabine Pass LNG notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1,482.0 million of 7.50% Senior Secured Notes due 2016. In August 2007, Sabine Pass LNG concluded an exchange offer of its unregistered 2013 Notes and 2016 Notes for a like principal amount of notes registered under the Securities Act of 1933. In August 2007, Sabine Pass LNG concluded an exchange of $525.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes for publicly registered notes.

We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. We also placed approximately $887.0 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of the Sabine Pass LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Sabine Pass LNG notes to repay indebtedness, to make a distribution to Holdings for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Sabine Pass LNG notes.

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

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal of the note plus interest as of September 30, 2007, was $282,000.

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the nine months ended September 30, 2007 and 2006 (in thousands). Additional discussions of the key elements contributing to these changes follow the table.

	For the Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$(278)	$(7)
Investing activities	(86,231)	(302,616)
Financing activities	86,511	302,626

Net increase in cash and cash equivalents	$2	$3

Cash and cash equivalents at end of period	$9	$8

Operating Activities—Net cash used in operating activities was $0.3 million during the nine months ended September 30, 2007 compared to net cash used in operating activities of $7,000 during the same period of 2006. The net $0.3 million amount used in the nine-month period ended September 30, 2007 resulted from the funding of our operating activities primarily through the use of restricted cash and cash equivalents, as all cash and cash equivalents received from the issuance of the Sabine Pass LNG notes are restricted under the terms of the indenture. During the nine months ended September 30, 2007, $66.3 million restricted cash was used in operating activities, compared to $5.6 million used in the same period of 2006. The lack of cash generated from operating activities is the direct result of the continued development of the Sabine Pass LNG receiving terminal business. Operations to date have been devoted to pre-construction and construction activities.

Investing Activities—Net cash used in investing activities was $86.2 million during the nine months ended September 30, 2007 compared to net cash used in investing activities of $302.6 million during the same period of 2006. During the nine months ended September 30, 2007, we invested $307.1 million in the construction of the Sabine Pass LNG receiving terminal, and $34.6 million in advances under long-term contracts relating to the Sabine Pass LNG receiving terminal, which were primarily funded by the use of $331.4 million of restricted cash and cash equivalents. In addition, during the nine months ended September 30, 2007, we invested $75.0 million in treasury securities from the net proceeds of our Cheniere Partners Offering that will be used to pay the $0.425 quarterly distribution on all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. During the nine months ended September 30, 2006, we invested $293.5 million in the Sabine Pass LNG receiving terminal for construction costs, and $6.9 million in advances under long-term contracts relating to the construction of the Sabine Pass LNG receiving terminal.

Financing Activates—Net cash provided by financing activities during the nine months ended September 30, 2007 was $86.5 million compared to net cash provided by financing activities of $302.6 million during the same period in 2006. During the nine months ended September 30, 2007, we received net proceeds of $98.4 million from the issuance of our common units in connection with our Cheniere Partners Offering. During the nine months ended September 30, 2006, we received $351.5 million of proceeds from borrowings under the credit facility, which was subsequently terminated in connection with the issuance of the Sabine Pass LNG notes and resulted in our paying $11.5 million of debt issuance costs.

Our cash and cash equivalent ending balances were $9,000 and $7,000 as of September 30, 2007 and December 31, 2006, respectively, as substantially all cash and cash equivalents were restricted under the terms of the indenture governing the Sabine Pass LNG notes.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Overview

Our financial results for the three months ended September 30, 2007 reflected a net loss of $11.1 million, compared to a net loss of $6.8 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing the Sabine Pass LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses decreased $2.7 million, or 45.8%, to $3.2 million for the three months ended September 30, 2007 compared to $5.9 million in the same period in 2006. During the third quarter of 2006, we recognized $4.5 million in development expenses due to a reimbursement to an affiliate. Not including the impact of the recognition of this reimbursement, there was an increase in expenses of $1.8 million. The increase was primarily attributable to labor charges from an affiliate. Most of these labor charges were related to O&M Services’ employees who will ultimately be operating the Sabine Pass LNG receiving terminal. During the nine months ended September 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the three months ended September 30, 2007 was $7.9 million compared to other expenses of $0.9 million in the same period in 2006. The increase in other expense related to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of the Sabine Pass LNG notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the three months ended September 30, 2006, all of our interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization. Interest income increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the three months ended September 30, 2007 compared to a nominal restricted cash and cash equivalent average balance in the same period of 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Overview

Our financial results for the nine months ended September 30, 2007 reflected a net loss of $36.0 million, compared to a net loss of $9.3 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing the Sabine Pass LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses decreased $1.5 million, or 16.0%, to $7.9 million for the nine months ended September 30, 2007 compared to $9.4 million in the same period in 2006. During the third quarter of 2006, we recognized $4.5 million in development expenses due to a reimbursement to an affiliate. Not including the impact of the recognition of this reimbursement, there was an increase in expenses of $3.0 million. The increase was primarily attributable to labor charges from an affiliate. Most of these labor charges were related to O&M Services’ employees who will ultimately be operating the Sabine Pass LNG receiving terminal. During the nine months ended September 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2007 was $28.0 million compared to other income of $0.1 million in the same period in 2006. The increase in other expense related to an increase in interest expense not subject to capitalization partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of the Sabine Pass LNG notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the nine months ended September 30, 2006, all of our interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization. Interest income increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the nine months ended September 30, 2007, compared to a nominal restricted cash and cash equivalent average balance in the same period of 2006.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on their evaluation as of the end of the fiscal quarter ended September 30, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of September 30, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows. In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

10.2	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

10.3	Change Orders 2 and 3 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.38 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007).

10.4	Change Order 1, 2 and 3 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC (incorporated by reference to Exhibit 10.37 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007).

10.5	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.) (incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 6, 2007