Form 10-K
period 2007-12-31
Cheniere Energy Partners, L.P.
filed 2008-02-27
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-33366

CHENIERE ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5913059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 375-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Units Representing Limited Partner Interests	American Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large acclerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $277,000,000 as of June 29, 2007.

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of February 15, 2008.

Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS, L.P

i

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay distributions to our unitholders;

•

statements relating to the construction and operation of each of the Sabine Pass LNG liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

•	statements relating to the construction and operation of facilities related to the Sabine Pass LNG receiving terminal;

•	our expected receipt of cash distributions from Sabine Pass LNG, L.P.;

•

statements regarding future levels of domestic natural gas production, supply or consumption; future levels of LNG imports into North America; sales of natural gas in North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•

statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned, marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•

statements regarding any business strategy, any business plans or any other plans, forecasts, projections or objectives, including potential revenues and capital expenditures, any or all of which are subject to change;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. and its affiliates; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “potential,” “forecast,” “plan,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements are made as of the date of this annual report.

ii

DEFINITIONS

In this annual report, unless the context otherwise requires:

•	Bcf means billion cubic feet;

•	Bcf/d means billion cubic feet per day;

•	EPC means engineering, procurement and construction;

•	EPCM means engineering, procurement, construction and management;

•	LNG means liquefied natural gas; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

We are a Delaware limited partnership recently formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly-owned subsidiary, Sabine Pass LNG L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Our common units have been publicly traded since March 21, 2007, and are traded on the American Stock Exchange under the symbol “CQP”. Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is http://www.cheniereenergypartners.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving revenues from operations in the second quarter of 2008.

Our Initial Public Offering

In March and April 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a wholly-owned subsidiary of Cheniere, as a selling untiholder, completed a public offering of 15,525,000 of our common units (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Offering. We invested the $98.4 million of net proceeds that we received from the Offering in U.S. treasury securities to fund a distribution reserve. As part of the Offering, Holdings, as a selling unitholder, received $203.9 million of net proceeds in connection with the sale of 10,470,836 of our common units to the public. We did not receive any proceeds from the sale of common units by Holdings. In connection with the Offering and in exchange for our common and subordinated units, Holdings contributed to us the equity interests in the entity owning the Sabine Pass LNG receiving terminal. As a result of the Offering, Cheniere’s indirect ownership interest in us is approximately 90.6%.

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG tankers specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG tankers, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objectives are to complete construction, and to commence commercial operations, of the Sabine Pass LNG receiving terminal and, thereafter, to generate stable cash flows sufficient to pay the initial quarterly distribution to our unitholders and, over time and upon satisfaction of these objectives, to increase our quarterly cash distribution. We intend to achieve these objectives by executing the following strategies:

•	completing the construction of the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel on schedule and within budget;

•	operating the Sabine Pass LNG receiving terminal safely, efficiently and reliably; and

•

expand our existing asset base through acquisitions from Cheniere or third parties, or our own development, of complementary businesses or assets, such as other LNG receiving terminals, natural gas storage assets and pipelines, including the proposed Cheniere Southern Trail Pipeline described below.

On February 25, 2008, Cheniere announced that it was evaluating strategic options to enhance shareholder value, including options to optimize the value of the Sabine Pass LNG receiving terminal and the regasification capacity at the facility held under a long-term TUA by an affiliate, Cheniere Marketing, Inc. (“Cheniere Marketing”).

Our Business

Sabine Pass LNG Receiving Terminal

Development

We are constructing the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, we formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG receiving terminal. We have entered into leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site. The Sabine Pass LNG receiving terminal was designed, and permitted by the FERC, with an initial regasification capacity of approximately 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of approximately 10.1 Bcf and two unloading docks capable of handling the largest LNG carriers currently being operated or built. In June 2006, Sabine Pass LNG received approval from the FERC to increase the regasification capacity of the Sabine Pass LNG receiving terminal from approximately 2.6 Bcf/d to 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and increase the aggregate LNG storage capacity from approximately 10.1 Bcf to 16.8 Bcf by adding up to three additional LNG storage tanks, additional vaporizers and related facilities.

Construction

In March 2005, the FERC issued an order authorizing Sabine Pass LNG to commence construction of the Sabine Pass LNG receiving terminal, subject to certain ongoing conditions. We expect our EPC contractor, Bechtel Corporation, to complete construction and commissioning of the first three tanks, approximately 2.6 Bcf/d of regasification capacity, and associated facilities necessary to achieve initial commercial operations during the second quarter of 2008.

In June 2006, Sabine Pass LNG received authorization from the FERC to commence construction activities for the expansion of the Sabine Pass LNG receiving terminal, subject to certain ongoing conditions. The first stage of the expansion includes the addition of the fourth and fifth LNG storage tanks, and additional regasification capacity of approximately 1.4 Bcf/d. We expect to complete the construction and commissioning of this stage of our expansion during the third quarter of 2009.

We estimate that the aggregate cost to complete construction of the Sabine Pass LNG receiving terminal will be approximately $1.5 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

Customers

The entire capacity of approximately 4.0 Bcf/d of capacity at the Sabine Pass LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with third parties, and one with Cheniere Marketing. Each of the customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, capacity reservation fee TUA payments will be made by the Sabine Pass LNG customers as follows:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during an initial commercial operations ramp-up period in 2008. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA. For further discussion of the risks related to Cheniere Marketing, please refer to the discussion under Item 1A. “Risk Factors—Risks Relating to Development and Operation of Our Business.”

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporation and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Other Project

Cheniere Southern Trail Pipeline

Cheniere Partners conducted a non-binding open season to gauge interest from prospective shippers in the proposed Cheniere Southern Trail Pipeline. Negotiations with open season respondents are ongoing. As currently contemplated, the Cheniere Southern Trail Pipeline would involve the construction of approximately 350 miles of up to 42-inch diameter pipeline that is currently estimated to cost approximately $1.4 billion, before financing costs. We will contemplate making a final investment decision to commence construction of the Cheniere Southern Trail Pipeline upon, among other things, entering into acceptable commercial arrangements, receiving FERC authorization to construct and operate the pipeline and obtaining adequate financing to construct the Cheniere Southern Trail Pipeline.

Competition

Sabine Pass LNG currently does not experience competition for its LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been fully reserved under three, 20-year TUAs under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when Sabine Pass LNG has to replace any TUAs, we will compete with North American LNG receiving terminals and their customers.

In addition, in connection with obtaining LNG for cool down and commissioning of the Sabine Pass LNG receiving terminal, Sabine Pass LNG must compete in the world LNG market to purchase and transport cargoes of LNG. Sabine Pass LNG may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

Our LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and other laws. Among other matters, these laws require that we engage in consultations with certain federal and state agencies and that we obtain certain permits and other authorizations before commencement of construction and operation of the Sabine Pass LNG receiving terminal. This regulatory burden increases the cost of constructing and operating the Sabine Pass LNG receiving terminal, and failure to comply with such laws could result in substantial penalties.

FERC

In order to site and construct a LNG receiving terminal, Sabine Pass LNG was required to receive and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”).

Sabine Pass LNG received all the FERC authorizations necessary to construct the Sabine Pass LNG receiving terminal. These authorizations are subject to specified conditions that must be satisfied throughout the construction, commissioning and operation of the terminal. Some of those conditions require Sabine Pass LNG to:

•	appoint third-party environmental inspectors to monitor compliance with the FERC’s conditions;

•	submit any material changes to the design or construction of the facility for FERC approval;

•	submit an implementation plan for compliance with the FERC-ordered mitigation measures;

•	submit monthly construction reports and weekly environmental reports detailing construction progress and ongoing compliance efforts; and

•	file plans regarding the installation, implementation and operation of various safety measures and comply with those plans.

In addition, throughout the life of the Sabine Pass LNG receiving terminal, it will be subject to regular reporting requirements to the FERC and the Department of Transportation regarding the operation and maintenance of the facility.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the construction and operation of the Sabine Pass LNG receiving terminal is also subject to additional federal permits, approvals and consultations required by certain other federal agencies, including: Advisory Counsel on Historic Preservation, U.S. Army

Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and U.S. Department of Homeland Security.

The Sabine Pass LNG receiving terminal will also be subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, the Sabine Pass LNG receiving terminal will also be subject to local and state laws, rules and regulations.

Energy Policy Act of 2005

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct also amended the NGA to prohibit market manipulation and the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1 million per day per violation. The FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Environmental Regulation

Our LNG operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. In some cases, these laws and regulations require us to obtain governmental permits and authorizations before we may conduct certain activities. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or for pollution or releases of hazardous substances, materials or compounds or otherwise require additional costs or changes in operations that could have a material adverse effect on our business, results of operations, financial condition and prospects. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties. As with the industry generally, our operations will entail risks in these areas, and compliance with these laws and regulations increases our overall cost of business. While these laws and regulations affect our capital expenditures and earnings, we believe that these laws and regulations do not affect our competitive position in the industry because our competitors are similarly affected. Environmental laws and regulations have historically been subject to frequent revision and reinterpretation. Consequently, we are unable to predict the future costs or other future impacts of environmental regulations on our future operations.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons who are considered to be responsible for the spill or release of a hazardous substance into the environment. Potentially liable persons include the owner or operator of the site where the release occurred and persons who disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, responsible persons may be subject to joint and several liability for:

•	the costs of cleaning up the hazardous substances that have been released into the environment;

•	damages to natural resources; and

•	the costs of certain health studies.

In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although CERCLA currently excludes petroleum, natural gas, natural gas liquids and LNG from its definition of “hazardous substances,” this exemption may be limited or modified by the U.S. Congress in the future.

Clean Air Act (CAA)

Our LNG receiving terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that our operations will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the Environmental Protection Agency (“EPA”) has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. In addition, Congress is currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Certain persons have expressed concerns that air emissions from the Sabine Pass LNG receiving terminal, which are allowed under Sabine Pass LNG’s existing permits, could adversely impact regional air quality in southeastern Texas so as to trigger future federal sanctions for that area under the CAA. While we have no reason to believe that any formal challenge will be made regarding Sabine Pass LNG’s existing permits under the CAA, such challenges may be pursued and, if pursued, may result in costs or conditions that could have a material adverse effect on our business and operations.

Clean Water Act (CWA)

Our operations are also subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with our LNG operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our operations and planned construction activities may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities do not jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees

We have no employees. We rely on our general partner to manage all aspects of the construction, operation and maintenance of the Sabine Pass LNG receiving terminal and the conduct of our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and to Sabine Pass LNG. See Note 15—”Related Party Transactions” in our Notes to Consolidated Combined Financial Statements for a discussion of these arrangements.

ITEM 1A. RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or affect our business, results of operation, financial condition and prospects.

Risks Relating to Our Business in General

We are a development stage company without any revenues, operating cash flows, operating history or experience constructing, operating or maintaining an LNG facility, and if we are unable to complete construction of the Sabine Pass LNG receiving terminal or if our customers fail to perform under their contracts for whatever reason, our business will be materially and adversely affected.

We are a recently-formed development stage company with no revenues, operating cash flows or operating history. We had net losses of $121.4 million for the period from inception through December 31, 2007. We expect to continue to incur losses and experience negative operating cash flow through at least 2008 and to incur significant capital expenditures through completion of development of the Sabine Pass LNG receiving terminal. Any delays beyond the expected development periods for the Sabine Pass LNG receiving terminal would prolong, and could increase the level of, our operating losses and negative operating cash flows. Neither we nor Cheniere and its affiliates have previously ever managed the construction, operation or maintenance of an LNG facility.

As more fully discussed in subsequent risk factors, our ability to generate sufficient cash flow to pay the initial quarterly distribution on all units is dependent on the successful and timely completion of the Sabine Pass LNG receiving terminal and on the ability of our three customers, Chevron, Total and Cheniere Marketing, to perform their obligations under their TUAs. Cheniere Marketing has a limited operating history, and Cheniere has a non-investment grade corporate rating. As a result, Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total under their TUAs.

Until we begin to receive cash flows under all three of our TUAs in 2009, all or a portion of our distributions to our unitholders will be a return of their investment.

Except to the extent that we receive revenues under TUAs, all distributions on our common units will be made from the distribution reserve through the distribution in respect of the second quarter of 2009 and will be a return of investment. We will not receive any TUA revenues until the second quarter of 2008, and we do not expect to receive sufficient revenues under our TUAs to make all other required cash expenditures and cover all distributions to our unitholders until the third quarter of 2009.

Our substantial indebtedness could adversely affect our ability to operate our business and to pay or increase distributions.

As of December 31, 2007, we had $2,032.6 million of indebtedness, consisting primarily of the Sabine Pass LNG notes. Our substantial indebtedness could have important consequences, including:

•	limiting our ability to pay distributions to our unitholders;

•

limiting our ability to obtain additional financing to fund our capital expenditures, working capital, acquisitions, debt service requirements or liquidity needs for general business or other purposes;

•

limiting our ability to use operating cash flow to enhance the Sabine Pass LNG receiving terminal facility because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

•	limiting our ability to compete with other companies who are not as highly leveraged;

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries and to economic downturns;

•	limiting our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	making us more vulnerable than a less leveraged company to a downturn in our business or in the economy;

•	limiting our ability to attract customers; and

•	resulting in a material adverse effect on our business, results of operations and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Our substantial indebtedness and the restrictive covenants contained in our debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business. See also “—Risks Relating to Our Cash Distributions—Sabine Pass LNG may be restricted under the terms of the indenture governing the Sabine Pass LNG notes from making distributions to us and from incurring additional indebtedness under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.”

Our ability to satisfy our obligations will depend upon our future operating performance. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt obligations. We do not expect to receive full contracted revenues under the Cheniere Marketing TUA until the first quarter of 2009 and under the Total and Chevron TUAs until the second and third quarters of 2009, respectively. If we cannot thereafter generate sufficient cash from operations to meet our other obligations, we may need to refinance all or a portion of our indebtedness, including the Sabine Pass LNG notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Relating to Completion of the Sabine Pass LNG Receiving Terminal

Sabine Pass LNG’s inability to timely construct and commission the Sabine Pass LNG receiving terminal would prevent it from commencing operations when anticipated and would delay or prevent it, and consequently us, from realizing anticipated cash flows.

Sabine Pass LNG may not complete the Sabine Pass LNG receiving terminal in a timely manner, or at all, due to numerous factors, some of which are beyond our control. Factors that could adversely affect our planned completion include:

•	failure by Bechtel or the other contractors to fulfill their obligations under their construction contracts, or disagreements with them over their contractual obligations;

•	shortages of materials or delays in delivery of materials;

•	cost overruns and difficulty in obtaining sufficient debt or equity financing to pay for such additional costs;

•	difficulties or delays in obtaining LNG for commissioning activities necessary to achieve commercial operability of the Sabine Pass LNG receiving terminal;

•	cost overruns due to difficulties or delays in obtaining LNG for commissioning the Sabine Pass LNG receiving terminal at acceptable cost;

•	failure to obtain and retain all necessary governmental and third-party permits, licenses and approvals for the construction and operation of the Sabine Pass LNG receiving terminal;

•	weather conditions, such as hurricanes, and other catastrophes, such as explosions, fires, floods and accidents;

•	difficulties in attracting and maintaining a sufficient skilled and unskilled workforce, increases in the level of labor costs and the existence of any labor disputes; and

•	local and general economic and infrastructure conditions.

Sabine Pass LNG’s inability to timely complete the Sabine Pass LNG receiving terminal, including as a result of any of the foregoing factors, could prevent it from commencing operations when anticipated, which could delay payments under the TUAs. As a result, we may not receive our anticipated cash flows on time or at all.

We are dependent on Bechtel and other contractors for the successful completion of the Sabine Pass LNG receiving terminal.

We have limited experience constructing LNG receiving terminals and working with EPC contractors, including Bechtel, and with other construction contractors. Timely and cost-effective completion of the Sabine Pass LNG receiving terminal in compliance with agreed specifications is central to our business strategy and is highly dependent on our contractors’ performance under their agreements with Sabine Pass LNG. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

•	design and engineer the Sabine Pass LNG receiving terminal to operate in accordance with specifications;

•	engage and retain third-party subcontractors and procure equipment and supplies;

•	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

•	attract, develop and retain skilled personnel, including engineers;

•	post required construction bonds and comply with the terms thereof;

•	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

•	maintain their own financial condition, including adequate working capital.

Although some of our EPC contracts provide for liquidated damages, if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the Sabine Pass LNG receiving terminal, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. In addition, each contractor’s liability for liquidated damages is subject to a cap. Each of our material agreements with contractors is also subject to termination by the contractor prior to completion of construction under certain circumstances, including extended delays (of 100 days or more) caused by force majeure events and our insolvency, breach of material obligations not subject to adjustment by change order, or failure to pay undisputed amounts.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the project or result in a contractor’s unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, Sabine Pass LNG would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs.

We may experience cost overruns and delays in the completion of the Sabine Pass LNG receiving terminal as well as difficulties in obtaining funding for any additional costs, which could have a material adverse effect on our financial condition and results of operations and ability to make cash distributions to our unitholders.

Our construction costs for the Sabine Pass LNG receiving terminal may be significantly higher than our current estimates as a result of cost overruns, change orders under existing or future construction contracts, increased component and material costs, escalating labor costs, limited availability of labor, delays in construction and increased spending to maintain construction schedules. As of February 14, 2008, change orders for $172.7 million had been approved under the EPC agreement with Bechtel and other contractors. We have limited experience constructing LNG receiving terminals. If our construction costs are higher than estimated, our cash available for distribution to unitholders may be reduced.

Furthermore, in order to cover increased construction costs, we may need to obtain additional funding. Our ability to obtain debt or equity financing that may be needed to provide additional funding to cover increased construction costs will depend, in part, on factors beyond our control, such as the status of various capital and industry markets at the time financing is sought. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, if at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, results of operations, financial condition and prospects.

To commission the Sabine Pass LNG receiving terminal, Sabine Pass LNG must purchase and process LNG. Sabine Pass LNG has not previously purchased or processed any LNG.

The Sabine Pass LNG receiving terminal must undergo a commissioning process for its storage tanks and other equipment before commencement of commercial operation. The commissioning process will require a substantial quantity of LNG as well as access to adequate LNG tankers to deliver the LNG.

Our construction cost estimates include amounts to cover the net costs of acquiring this LNG. Our actual cost to obtain LNG for the commissioning process could exceed our estimates, and the overrun could be significant.

Sabine Pass LNG faces several principal risks associated with this required purchase of LNG, including the following:

•

Sabine Pass LNG may be unable to enter into a contract for the purchase of the LNG needed for commissioning and may be unable to obtain tankers to deliver such LNG on terms reasonably acceptable to it or at all;

•	Sabine Pass LNG will bear the commodity price risk associated with purchasing the LNG, holding it in inventory for a period of time and selling the regasified LNG; and

•	Sabine Pass LNG may be unable to obtain financing for the purchase and shipment of the LNG on terms that are reasonably acceptable to it or at all.

The failure of Sabine Pass LNG to obtain LNG, LNG tankers or both, or its inability to finance the purchase of LNG needed for commissioning, would impede commencement of commercial operation at the Sabine Pass LNG receiving terminal, which could delay the date on which our TUA customers are required to begin making payments to us. This delay in payments could have a material adverse effect on our business, results of operations, financial condition and prospects.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the development of the Sabine Pass LNG receiving terminal or related pipeline infrastructure could impede completion and have a material adverse effect on us.

The design, construction and operation of the Sabine Pass LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to construct and operate the Sabine Pass LNG receiving terminal. Although we have obtained all the necessary authorizations to construct and operate the Sabine Pass LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies. Failure to maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Hurricanes or other disasters could result in a delay in the completion of the Sabine Pass LNG receiving terminal, higher construction costs and the deferral of the dates on which our TUA counterparties are obligated to begin making payments to us.

In August and September of 2005, Hurricanes Katrina and Rita and related storm activity, including windstorms, storm surges, floods and tornadoes, caused extensive and catastrophic damage to coastal and inland areas located in the Gulf Coast region of the U.S. (parts of Texas, Louisiana, Mississippi and Alabama) and certain other parts of the southeastern U.S. Construction at the Sabine Pass LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG receiving terminal experienced construction delays and increased costs totaling approximately $36.4 million.

Future similar storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, delays or cost increases in construction of, or interruption of operations at, the Sabine Pass LNG receiving terminal or related infrastructure.

Risks Relating to Our Cash Distributions

We may not have sufficient cash from operations to enable us to fund the initial quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner and funding of capital expenditures.

We plan to retain cash in a distribution reserve sufficient to fund the initial quarterly distribution only through the distribution made in respect of the quarter ending June 30, 2009. After that time, we may not have sufficient available cash each quarter to pay the initial quarterly distribution. The amount of cash that we can distribute on our common units principally will depend upon the amount of cash that we generate from our operations, which will be based on, among other things:

•	Sabine Pass LNG’s success in completing the Sabine Pass LNG receiving terminal, and the timing and cost of completion;

•	performance by counterparties of obligations under their TUAs;

•	performance by Sabine Pass LNG of its obligations under the TUAs;

•	the adequacy of Sabine Pass LNG’s 2% retainage to cover fuel requirements and natural gas losses; and

•	the level of our operating costs, including payments to our general partner and its affiliates.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures that we make;

•

the restrictions contained in our debt agreements and our debt service requirements, including the ability of Sabine Pass LNG to pay distributions to us under the indenture governing the Sabine Pass LNG notes as a result of requirements for a $75 million debt service reserve account, a debt payment account and satisfaction of a fixed charge coverage ratio;

•

the costs and capital requirements of acquisitions, if any, and our ability to obtain the financing needed for any such acquisitions given the status of various debt and equity markets at the time such financing is sought;

•	fluctuations in our working capital needs;

•	our ability to borrow for working capital or other purposes; and

•	the amount, if any, of cash reserves established by our general partner.

Sabine Pass LNG may be restricted under the terms of the indenture governing the Sabine Pass LNG notes from making distributions to us and from incurring additional indebtedness under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.

The indenture governing the Sabine Pass LNG notes restricts payments that Sabine Pass LNG can make to us in certain events and limits the indebtedness that Sabine Pass LNG can incur. Prior to phase 1 target completion, as defined in the indenture, which we anticipate will not occur until the second quarter of 2008, Sabine Pass LNG will not be permitted to pay any distributions to us. Following phase 1 target completion, Sabine Pass LNG will be permitted to pay distributions to us only after the following payments have been made:

•

an operating account has been funded with amounts sufficient to cover the succeeding 45 days of operating and maintenance expenses, maintenance capital expenditures and obligations, if any, under an assumption agreement and a state tax sharing agreement;

•

one-sixth of the amount of interest due on the Sabine Pass LNG notes on the next interest payment date (plus any shortfall from any such month subsequent to the preceding interest payment date) has been transferred to a debt payment account;

•	outstanding principal on the Sabine Pass LNG notes then due and payable has been paid;

•	taxes payable by Sabine Pass LNG or the guarantors of the Sabine Pass LNG notes and permitted payments in respect of taxes have been paid; and

•

the debt service reserve account has been replenished with the amount (or acceptable letters of credit or acceptable guarantees in respect of such amount) required to make the next interest payment on the Sabine Pass LNG notes.

In addition, Sabine Pass LNG will only be able to make distributions to us in the event that it could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2.0 to 1.0 at the time of payment and after giving pro forma effect to the distribution.

Sabine Pass LNG will also be prohibited under the indenture governing the Sabine Pass LNG notes from paying distributions to us or incurring additional indebtedness upon the occurrence of any of the following events, among others:

•	a default for 30 days in the payment of interest on, or additional interest, if any, with respect to, the Sabine Pass LNG notes;

•	a failure to pay any principal of, or premium, if any, on the Sabine Pass LNG notes;

•	a failure by Sabine Pass LNG to comply with various covenants in the indenture governing the Sabine Pass LNG notes;

•	a failure to observe any other agreement in the indenture governing the Sabine Pass LNG notes beyond any specified cure periods;

•

a default under any mortgage, indenture or instrument governing any indebtedness for borrowed money by Sabine Pass LNG in excess of $25 million if such default results from a failure to pay principal or interest on, or results in the acceleration of, such indebtedness;

•	a final money judgment or decree (not covered by insurance) in excess of $25 million is not discharged or stayed within 60 days following entry;

•	a failure of any material representation or warranty in the security documents entered into in connection with the indenture to be correct;

•	the Sabine Pass LNG receiving terminal project is abandoned; or

•	certain events of bankruptcy or insolvency.

Sabine Pass LNG’s inability to pay distributions to us or to incur additional indebtedness as a result of the foregoing restrictions in the indenture governing the Sabine Pass LNG notes may inhibit our ability to pay or increase distributions to our unitholders.

After March 31, 2009, the fixed charge coverage ratio test contained in the indenture governing the Sabine Pass LNG notes could prevent Sabine Pass LNG from making cash distributions to us. As a result, we may be prevented from making distributions to our unitholders, which could materially and adversely affect the market price of our common units.

After March 31, 2009, Sabine Pass LNG will not be permitted to make cash distributions to us if its consolidated cash flow is not at least twice its fixed charges, calculated as required in the indenture. In order to satisfy this fixed charge coverage ratio test after March 31, 2009, we estimate that Sabine Pass LNG’s revenues under its TUAs must aggregate at least approximately $350 million per year. Accordingly, we will not receive cash distributions from Sabine Pass LNG if Sabine Pass LNG does not receive, in addition to the approximately $250 million per year of contracted annual revenues from the Total and Chevron TUAs, substantial revenues under the Cheniere Marketing TUA or from one or more substitute customers.

Cheniere Marketing is a company with a limited operating history, limited capital, and no credit rating and an unproven business strategy. It may never develop its business, assets or revenues sufficiently to pay its fees under its TUA. Cheniere has guaranteed 100% of the obligations of Cheniere Marketing under its TUA. Cheniere has a non-investment grade corporate rating of B from Standard & Poor’s. If Cheniere does not receive sufficient future cash flows from businesses that Cheniere is developing, Cheniere may be unable to perform its guarantee of the Cheniere Marketing TUA.

In addition, even if Sabine Pass LNG receives the contracted payments under the Cheniere Marketing TUA, the fixed charge coverage test will not be satisfied if those payments do not constitute revenues under GAAP as then in effect and as provided in the indenture governing the Sabine Pass LNG notes. Because the Cheniere Marketing TUA is an agreement between related parties, payments under the Cheniere Marketing TUA may not constitute revenues under GAAP as currently in effect if Cheniere Marketing is determined to lack economic substance apart from Sabine Pass LNG. We believe Cheniere Marketing could be determined to lack economic substance apart from Sabine Pass LNG if, for example, Cheniere Marketing has no substantive business and is not pursuing, and has no prospect of developing, any substantive business apart from its TUA with Sabine Pass LNG.

If we do not receive distributions from Sabine Pass LNG, we may not be able to continue to make distributions to our unitholders, which could have a material and adverse effect on the perceived value of our partnership and the market price of our common units.

The indenture governing the Sabine Pass LNG notes may prevent Sabine Pass LNG from engaging in certain beneficial transactions.

In addition to restrictions on the ability of Sabine Pass LNG to make distributions or incur additional indebtedness, the indenture governing the Sabine Pass LNG notes also contains various other covenants that may prevent it from engaging in beneficial transactions, including limitations on the ability of Sabine Pass LNG or certain of its subsidiaries to:

•	make certain investments;

•	purchase, redeem or retire equity interests;

•	issue preferred stock;

•	sell or transfer assets;

•	incur liens;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or lease all or substantially all of its assets; and

•	enter into sale and leaseback transactions.

Management fees and cost reimbursements due to our general partner and its affiliates will reduce cash available to pay distributions to our unitholders.

We will pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which will reduce our cash available for distribution to our unitholders. These fees and expenses are payable as follows:

•

under a services agreement, we will pay an affiliate of Cheniere an administrative fee of $10 million per year (as adjusted for inflation after January 1, 2007), commencing January 1, 2009, for general and administrative services for our benefit. This fee does not include reimbursements by us of direct expenses that the affiliate incurs on our behalf, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG receiving terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits;

•

under an operation and maintenance agreement with our general partner, Sabine Pass LNG pays our general partner a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010) and reimburse our general partner for its operating expenses, which consist primarily of labor expenses, for maintenance capital expenditures. The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the Sabine Pass LNG receiving terminal. Thereafter, our general partner will, under certain circumstances, be entitled to a bonus equal to 50% of the salary component of labor costs;

•

under a management services agreement, Sabine Pass LNG pays its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010) prior to substantial completion of the Sabine Pass LNG receiving terminal; thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). The general partner of Sabine Pass LNG, in turn, pays an affiliate of Cheniere all amounts that it receives from Sabine Pass LNG under the management services agreement; and

•

we estimate that our partnership will incur costs of approximately $2.5 million per year, adjusted for inflation at 2.5% per year after January 1, 2007, for tax compliance and publicly traded partnership tax reporting, accounting, SEC reporting and other costs of operating as a publicly traded partnership. Through 2008, we will pay these costs with funds advanced to us from Cheniere; after the end of 2008, we will use available cash to pay such expenses and, after payment of the initial quarterly distribution on all units, to reimburse Cheniere.

Our general partner and its affiliates will also be entitled to reimbursement for all other direct expenses that they incur on our behalf. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

The amount of cash that we have available for distributions to our unitholders will depend primarily on our cash flow and not solely on profitability.

The amount of cash that we will have available for distributions will depend primarily on our cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income.

We will not be able to increase the distributions on our common units unless we are able to make accretive acquisitions, which would require us to obtain one or more sources of funding.

We will not be able to increase distributions on our common units by generating additional cash flows from the Sabine Pass LNG receiving terminal because the entire capacity of the Sabine Pass LNG receiving terminal has already been reserved under fixed fee TUAs with three customers. As a result, we must make accretive acquisitions of additional cash-generating assets and operations in order to increase the quarterly distributions on our common units.

To fund acquisitions, we will need to pursue a variety of sources of funding, including debt and/or equity financings. Our ability to obtain these or other types of financing will depend, in part, on factors beyond our control, such as the status of various debt and equity markets at the time financing is sought and such markets’ view of our industry and prospects at such time. In particular, the currently tight lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain such financing at all. Accordingly, we may not be able to obtain financing for acquisitions on terms that are acceptable to us, if at all.

Risks Relating to Development and Operation of Our Business

We will be dependent for substantially all of our revenues and cash flows on the TUA counterparties. Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy, and may not be able to make payments to us under its TUA.

We will be dependent on the Chevron, Total and Cheniere Marketing TUAs for substantially all of our operating revenues and cash flows. Each of Chevron and Total will pay approximately $125 million annually when payments under those contracts commence, and Cheniere Marketing will pay approximately $250 million annually commencing in 2009. In order for us to pay the initial quarterly distribution on all of our units, our TUA counterparties must pay these amounts in full. We are also exposed to the credit risk of the guarantors of our customers’ obligations under their TUAs in the event that Sabine Pass LNG must seek recourse under a guaranty, and any nonpayment or nonperformance by the guarantors could reduce the ability of Sabine Pass LNG to pay distributions to us and, in turn, our ability to pay distributions to our unitholders. We may be dependent on TUA revenues to complete the funding of the debt service reserve accounts specified in our debt covenants, a necessary condition for making distributions to our limited partners.

Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy. In addition, Cheniere has a non-investment grade corporate rating of B from Standard and Poor’s, indicating that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at the Sabine Pass LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk is greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

•

Cheniere Marketing does not have unconditional agreements or arrangements for any supplies of LNG, or for the utilization of capacity that it has contracted for under its TUA with Sabine Pass LNG and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•

Cheniere Marketing does not have unconditional commitments from customers for the purchase of the natural gas it proposes to sell from the Sabine Pass LNG receiving terminal, and it may not be able to obtain commitments or other arrangements on economical terms, or at all;

•

the pipeline infrastructure on which Cheniere Marketing will rely to transport gas from the Sabine Pass LNG receiving terminal to interconnections with other pipelines has not been completely constructed, and its timely construction is subject to numerous risks, such as weather delays, accidents, difficulty in obtaining construction financing and inability to obtain required rights-of-way or governmental approvals. In addition, Cheniere Marketing has no existing arrangements with other pipelines for transportation of natural gas to customers from the Sabine Pass LNG receiving terminal;

•

even if Cheniere Marketing is able to arrange for supplies and transportation of LNG to the Sabine Pass LNG receiving terminal, and for transportation and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas; and

•

Cheniere Marketing engages in trading and hedging activities involving both physical natural gas and natural gas derivatives, which requires posting of collateral with trade counterparties and imposes other liquidity requirements and constraints that may be difficult for Cheniere Marketing to satisfy because it has no credit rating and limited access to capital. In pursuing this business, Cheniere Marketing will be exposed to losses from fluctuations in commodity prices and could also result in negative cash flows and adverse liquidity effects for Cheniere Marketing.

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with our other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG receiving terminals and related infrastructure, which may include vessels, pipelines and storage. Cheniere Marketing’s regasification capacity at the Sabine Pass LNG receiving terminal, in particular, will be marketed in competition with existing capacity and additional future capacity offered by other terminals that currently exist or that may be completed or expanded in the future by Cheniere affiliates or others.

Any or all of these factors, as well as other risk factors that we or Cheniere Marketing may not be able to anticipate, control or mitigate, could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Marketing, which in turn could have a material adverse effect upon us.

Sabine Pass LNG may be required to purchase natural gas to provide fuel at the Sabine Pass LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Sabine Pass LNG’s three TUAs provide for an in-kind deduction of 2% of the LNG delivered to the Sabine Pass LNG receiving terminal, which it will use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that Sabine Pass LNG will have to purchase additional natural gas from third parties. Sabine Pass LNG has made arrangements to obtain such natural gas from Cheniere Marketing and will bear the risk of changing prices for fuel.

The inability to import LNG into the U.S. could materially adversely affect our customers, particularly Cheniere Marketing, and our business plans and results of operations if Sabine Pass LNG has to replace TUAs that terminate or expire.

Operations at the Sabine Pass LNG receiving terminal will be dependent upon the ability of our customers to import LNG supplies into the U.S. Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Such foreign suppliers may also be able to negotiate more favorable prices with other LNG customers around the world than with customers in the U.S., thereby reducing the supply of LNG available to be imported into the U.S. market. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors’ LNG receiving terminals in the U.S. Any significant impediment to the ability to import LNG into the United States generally or to the Sabine Pass LNG receiving terminal specifically could have a material adverse effect on us, on Sabine Pass LNG’s customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects. In addition, the quality of LNG available for importation may not meet the quality specifications of the pipelines interconnected with or downstream of the Sabine Pass LNG receiving terminal, and the terminal and its customers do not have plans or equipment in place to condition such LNG to meet the pipeline specifications. The inability to import LNG into the U.S. may also limit the LNG assets being constructed, and therefore, our potential acquisition opportunities, which may limit our ability to increase distributions to our unitholders.

Failure of sufficient LNG liquefaction capacity to be constructed worldwide could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions.

Commercial development of an LNG liquefaction facility takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG liquefaction facilities, including:

•	increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest in exporting countries or local community resistance in such countries to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG liquefaction facility or LNG carrier.

If sufficient LNG liquefaction capacity is not constructed, our customers, particularly Cheniere Marketing, may find it difficult to obtain sufficient utilization of their capacity at the Sabine Pass LNG receiving terminal to support their obligations under their TUAs. A lack of growth in liquefaction capacity may also limit the LNG assets being constructed and therefore, our potential acquisition opportunities, which may limit our ability to increase distributions to our unitholders.

There may be a shortage of LNG tankers worldwide which could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs, and, therefore, reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions.

The construction and delivery of LNG vessels requires significant capital, and long construction lead times, and the availability of the vessels could be delayed to the detriment of our customers because of:

•	an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;

•	political or economic disturbances in the countries where the vessels are being constructed;

•	changes in governmental regulations or maritime self-regulatory organizations;

•	work stoppages or other labor disturbances at the shipyards;

•	bankruptcy or other financial crisis of shipbuilders;

•	quality or engineering problems;

•	weather interference or a catastrophic event, such as a major earthquake, tsunami or fire; and

•	shortages of or delays in the receipt of necessary construction materials.

Failure of imported LNG to become a competitive source of energy in North America could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions.

In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source in the past. Our business plan is based, in part, on the belief that LNG can be produced and delivered at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy. In addition, other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited domestic natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. As a result, LNG may not become a competitive source of energy in North America. The failure of LNG to become a competitive supply alternative to domestic natural gas, oil and other import alternatives could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions. The failure of LNG to become a competitive supply alternative may impede the ability of our customers, particularly Cheniere Marketing, to obtain customers for regasified LNG, which may decrease their revenues and ability to make payments under their TUAs and result in a default of their payment obligations thereunder.

Decreases in the price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions.

The development of domestic LNG receiving terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of imported LNG. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	relatively minor changes in the supply of, and demand for, natural gas;

•	political conditions in international natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of consumer demand;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

The willingness of potential customers to contract for regasification capacity would be negatively impacted and, once facilities are in operation, LNG throughput volumes would likely decline if the price of natural gas in North America is, or is forecast to be, lower than the cost to produce and deliver LNG to North American markets. Any significant decline in the price of natural gas could cause the cost of natural gas produced from imported LNG to be higher than domestically produced natural gas. As a result, our customers, particularly Cheniere Marketing, may not be able to procure supplies of LNG or customers for regasified LNG, which may decrease their revenues and ability to make payments under the TUAs and result in a default of their payment obligations thereunder. Such payment defaults may have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, a decline in the price of natural gas may result in fewer LNG assets being constructed or available for acquisition by us at a given time and, therefore, limit our ability to increase distributions to our unitholders.

Cyclical or other changes in the demand for LNG regasification capacity may adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions.

The economics of Sabine Pass LNG terminal operations could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	significant additions in regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG receiving terminal;

•	reduced demand for natural gas, which could suppress demand for LNG;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	insufficient LNG production worldwide, which may limit the LNG traded worldwide, including at the Sabine Pass LNG receiving terminal;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	insufficient LNG tanker supplies, which may limit the ability to import LNG;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	changes in relative demand for LNG in North America and other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These changes in the economics of LNG terminal operations could materially adversely affect the ability of our customers, including Cheniere Marketing, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices, or at all. If and when the TUAs terminate or expire, unfavorable economic conditions that affect our customers could, in turn, for similar reasons, reduce our operating revenues, cause us operating losses and adversely affect our ability to make or increase distributions. In addition, these cyclical changes may result in fewer LNG assets being constructed or available for acquisition by us at a given time and, therefore, limit our ability to increase distributions to our unitholders.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to retain key personnel could hurt our ability to construct and operate the Sabine Pass LNG receiving terminal.

Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct the Sabine Pass LNG receiving terminal and, upon commencement of commercial operation, to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs and reducing cash available for distribution. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the construction plan. As a result, Sabine Pass LNG agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of the Sabine Pass LNG receiving terminal. Any increase in our operating costs could materially adversely affect our business, results of operations, financial condition and prospects.

We face competition from competitors with far greater resources, as well as potential overcapacity in the LNG receiving terminal marketplace.

Many companies have secured access to, or are pursuing the development or acquisition of LNG import infrastructure to serve the U.S. gas market including major energy corporations (e.g., BG, BP, Chevron, ConocoPhillips and Dow Chemical). Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, if and when Sabine Pass LNG’s TUAs terminate or expire, and/or against Cheniere Marketing, which could have a material adverse effect on us.

Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. This could have a material adverse effect on Cheniere Marketing, or on us in the event Sabine Pass LNG has to replace its TUAs, and on our business, results of operations, financial condition and prospects.

Each of the three TUAs that Sabine Pass LNG has entered into is subject to termination by the contractual counterparty under certain circumstances, and Sabine Pass LNG is dependent on the performance of those counterparties under the TUAs.

Sabine Pass LNG has entered into long-term TUAs with Total, Chevron and Cheniere Marketing. Each of the TUAs contains various termination rights. For example, each counterparty may terminate its TUA if the Sabine Pass LNG receiving terminal experiences a force majeure delay for longer than 18 months, fails to deliver a specified amount of natural gas redelivery nominations or fails to receive or unload a specified number of LNG cargoes. Sabine Pass LNG may not be able to replace these TUAs on desirable terms, or at all, if they are terminated. In the case of each of these TUAs, Sabine Pass LNG is dependent on the respective counterparty’s continued willingness and ability to perform its obligations under its TUAs. If any of these counterparties fails to perform its obligations under its respective TUA, our business, results of operations, financial condition and prospects could be materially adversely affected, even if Sabine Pass LNG were ultimately successful in seeking damages from that counterparty or its guarantor for a breach of the TUA.

We will be entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of December 31, 2007, Cheniere and its subsidiaries had approximately 375 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the development, construction, operation, maintenance and management of the Sabine Pass LNG receiving terminal. All of the necessary personnel have been hired, but we face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are also officers of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel. Although Cheniere has arranged agreements relating to compensation and benefits with certain of our general partner’s executive officers, our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain additional qualified personnel.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited.

Our ability to grow depends on our ability to make accretive acquisitions. We may be unable to make accretive acquisitions for any of the following reasons:

•	we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	we are unable to obtain necessary governmental approvals;

•	we are unable to obtain financing for the acquisitions on economically acceptable terms, or at all;

•	we are unable to secure adequate customer commitments to use the acquired facilities; or

•	we are outbid by competitors.

If we are unable to make accretive acquisitions, then our future growth and ability to increase distributions to our unitholders will be limited.

We intend to pursue acquisitions of additional LNG receiving terminals, natural gas pipelines and related assets in the future, either directly from Cheniere or from third parties. However, Cheniere is not obligated to offer us any of these assets. If Cheniere does offer us the opportunity to purchase assets, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing for such purchase and we may not be able to obtain any required governmental and third-party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by the conflicts committee of our general partner, which may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would not result in an increase, or a sufficient increase, in our adjusted operating surplus per unit within an appropriate timeframe.

Acquisitions involve risks that may adversely affect our business and ability to make distributions to our unitholders.

Any acquisition involves potential risks, including:

•	an inability to integrate successfully the businesses that we acquire with our existing business;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the cash generated, or to be generated, by the business acquired or the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	unforeseen difficulties encountered in operating new business segments or in new geographic areas.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, if we issue additional units in connection with future growth, our existing unitholders’ interest in us will be diluted, and distributions to our unitholders may be reduced.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities for us.

The construction and operation of the Sabine Pass LNG receiving terminal will be subject to the inherent risks often associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in a significant delay in the timing of commencement of operations and/or in damage to or destruction of the facility or damage to persons and property. In addition, operations at the Sabine Pass LNG receiving terminal and the facilities and tankers of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, results of operations, financial condition and prospects.

Existing and future U.S. governmental regulation could result in increased compliance costs or additional operating costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate the discharge of natural gas, hazardous substances, materials and other compounds into the environment or otherwise relate to the protection of the environment. Many of these laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Oil Pollution Act and the Clean Water Act, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of the Sabine Pass LNG receiving terminal. Releases in violation of these regulations can lead to substantial liabilities for non-compliance or for pollution or releases of hazardous substances, materials or compounds or otherwise require additional costs or changes in operations that could have a material adverse effect on our business, results of operations, financial condition and prospects. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Existing environmental laws and regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to us. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere may have a material adverse effect on the ability of our customers, particularly Cheniere Marketing: (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as Sabine Pass LNG consumes retainage gas at the Sabine Pass LNG receiving terminal, this carbon tax may also be imposed on Sabine Pass LNG directly. Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to the Sabine Pass LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our planned construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

All of our revenue is derived from payments under TUAs relating to one asset, the Sabine Pass LNG receiving terminal. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident involving an LNG facility or LNG carrier may result in delays in, or cancellation of, construction of new LNG facilities, including the Sabine Pass LNG receiving terminal, which would increase our costs and decrease our cash flows and could delay commencement of commercial operations. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, which, after commencement of commercial operations at the Sabine Pass LNG receiving terminal, could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at the Sabine Pass LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

Risks Relating to an Investment in Us and Our Common Units

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of us and our unitholders.

Cheniere controls our general partner, which has sole responsibility for conducting our business and managing our operations. Some of our general partner’s directors are also directors of Cheniere, and certain of our general partner’s officers are officers of Cheniere. Therefore, conflicts of interest may arise between Cheniere and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires Cheniere to pursue a business strategy that favors us. Cheniere’s directors and officers have a fiduciary duty to make these decisions in favor of the owners of Cheniere, which may be contrary to our interests;

•

our general partner controls the interpretation and enforcement of contractual obligations between us, on one hand, and Cheniere, on the other hand, including provisions governing administrative services and acquisitions;

•

our general partner is allowed to take into account the interests of parties other than us, such as Cheniere and its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to us and our unitholders;

•

our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty;

•

Cheniere is not limited in its ability to compete with us. Please read “—Cheniere is not restricted from competing with us and is free to develop, operate and dispose of, and is currently developing, LNG receiving terminals, pipelines and other assets without any obligation to offer us the opportunity to develop or acquire those assets”;

•

our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities, and the establishment, increase or decrease in the amounts of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

We expect that there will be additional agreements or arrangements with Cheniere and its affiliates, including future interconnection, natural gas balancing and storage agreements with one or more Cheniere-affiliated natural gas pipelines as well as other agreements and arrangements that cannot now be anticipated. In those circumstances where additional contracts with Cheniere and its affiliates may be necessary or desirable, additional conflicts of interest will be involved.

Cheniere is not restricted from competing with us and is free to develop, operate and dispose of, and is currently developing, LNG receiving terminals, pipelines and other assets without any obligation to offer us the opportunity to develop or acquire those assets.

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its planned Corpus Christi or Creole Trail LNG receiving terminals, its planned pipelines or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, and they may take advantage of such opportunities themselves. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•

provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner, as long as it acted in good faith, meaning that it believed the decision was in the best interests of our partnership;

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us;

•

provides that our general partner, its affiliates and their officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that such conduct was criminal; and

•

provides that in resolving conflicts of interest, it will be presumed that in making its decision the conflicts committee or the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by Cheniere Holdings, an indirect wholly-owned subsidiary of Cheniere. As a result, the price at which the common units will trade could be diminished because of the absence or reduction of a control premium in the trading price.

Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

Our unitholders are unable to remove our general partner without the consent of Cheniere Subsidiary Holdings, LLC, an affiliate of Cheniere, because Cheniere Subsidiary Holdings owns a sufficient number of subordinated units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3%

of all outstanding common and subordinated units (including any units owned by our general partner and its affiliates) voting together as a single class is required to remove our general partner. Cheniere Subsidiary Holdings owns approximately 82% of our subordinated units. In addition, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of poor management of the business, so the removal of the general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third-party without unitholder consent.

Our general partner may transfer its general partner interest to a third-party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third-party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

An affiliate of our general partner owns 41.23% of our total common units. If the subordinated units convert into common units, affiliates of our general partner will own approximately 90.4% of the common units. If at any time more than 80% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price not less than their then-current market price, as defined in our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of our common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units or other equity securities and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the common units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

Our partnership agreement restricts the voting rights of unitholders (other than our general partner and its affiliates) owning 20% or more of any class of our units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our partnership agreement prohibits a unitholder (other than our general partner and its affiliates) who acquires 15% or more of our limited partner units without the approval of our general partner from engaging in a business combination with us for three years unless certain approvals are obtained. This provision could discourage a change of control that our unitholders may favor, which could negatively affect the price of our common units.

Our partnership agreement effectively adopts Section 203 of the Delaware General Corporation Law, or the DGCL. Section 203 of the DGCL as it applies to us prevents an interested unitholder, defined as a person (other than our general partner and its affiliates) who owns 15% or more of our outstanding limited partner units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder unless certain approvals are obtained. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our partnership agreement could have an anti-takeover effect with respect to transactions not approved in advance by our general partner, including discouraging takeover attempts that might result in a premium over the market price for our common units.

Our unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for contractual obligations of the partnership that are expressly made without recourse to the general partner. We are organized under Delaware law, and we conduct business in other states. As a limited partner in a partnership organized under Delaware law, holders of our common units could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the “control” of our business. In addition, limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions.

Our unitholders may have liability to repay distributions wrongfully made.

Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that, for a period of three years from the date of the impermissible distribution, partners who received such a distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partner interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

We may issue additional units without approval of our unitholders, which would dilute their ownership interest.

At any time during the subordination period, with the approval of the conflicts committee of the board of directors of our general partner, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. After the subordination period, we may issue an unlimited number of limited partner interests of any type without limitation of any kind. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per unit to pay distributions may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk will increase that a shortfall in the payment of the initial quarterly distribution will be borne by our common unitholders;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

The price of our common units may fluctuate significantly, and our unitholders could lose all or part of their investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or potential non-performance by any customer under a TUA;

•	announcements by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial or other estimates by analysts;

•	future sales of our common units; and

•	other factors described in these “Risk Factors.”

Affiliates of our general partner may sell common units, which sales could have an adverse impact on the trading price of the common units.

Sales by us or any of our existing unitholders, including Cheniere Holdings, of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Affiliates of Cheniere own 10,891,357 common units and 135,383,831 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units could have an adverse impact on the price of the common units.

Risks Relating to Tax Matters

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity level taxation by individual states. If we were to be or become treated as a corporation for federal income tax purposes or if we were to become subject to a material amount of additional entity level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and we likely would pay state taxes as well. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to a material amount of entity level taxation for federal, state or local income tax purposes. In addition, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, we have become subject to a new entity level tax on the portion, if any, of our revenue generated in Texas beginning for tax reports due on or after January 1, 2008. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our gross income apportioned to Texas. Imposition of such tax on us by the State of Texas, or any other state, will reduce the cash available for distribution to our unitholders.

A change in tax treatment of our partnership, or a successful IRS contest of the federal income tax positions that we take, may adversely impact the market for our common units, and the costs of any contests will be borne by our unitholders and our general partner.

The IRS may adopt positions that differ from the positions that we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions that we take. A court may not agree with some or all of the positions that we take. Any contest with the IRS may materially and adversely impact the market for our common units. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees, will be borne indirectly by our unitholders and our general partner.

Our unitholders may be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount from the cash that we distribute, our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from their share of our taxable income.

We intend to allocate items of income, gain, loss and deduction among the holders of our common units and subordinated units on or after the date that the subordination period ends to ensure that common units issued in exchange for our subordinated units have the same economic and federal income tax characteristics as our other common units. Any such allocation of items of our income or gain to unitholders, which may include allocations to holders of our common units, would not be accompanied by a distribution of cash to such unitholders. In addition, any such allocation of items of deduction or loss to specific unitholders (for example, to the holder of the subordinated units) would effectively reduce the amount of items of deduction or loss that will be allocated to other unitholders.

Tax gain or loss on the disposition of our common units could be different than expected.

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income a unitholder is allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to our unitholders.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them.

Non-U.S. investors face unique tax issues from owning common units that may result in adverse tax consequences to them.

Non-U.S. investors who own common units will be required to file United States federal income tax returns and pay tax on their share of our taxable income. Distributions to non-U.S. investors will generally be reduced by withholding taxes at the highest applicable effective tax rate (currently 35%) whether or not we have taxable income. The IRS has taken the position that a non-U.S. investor’s gain on the sale of common units is subject to United States federal income tax.

We will treat each holder of our common units as having the same tax benefits without regard to the actual common units held. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we adopt depreciation and amortization positions that may not conform with all aspects of applicable Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a common unitholder. It also could affect the timing of these tax benefits or the amount of gain from a sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the common unitholders’ tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements as a result of an investment in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. We will initially own property or do business in Louisiana and Texas. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Furthermore, our unitholders may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states or foreign countries in the future. It is the responsibility of our unitholders to file all United States federal, state and local tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2007, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY SECURITIES

Our common units began trading on the American Stock Exchange under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low daily closing sales prices per common unit and cash distributions to common unitholders for the period indicated.

	High	Low	Cash Distributions Per Unit (1)
Period from March 21, 2007 to March 31, 2007 (2)	$20.25	$19.56	$0.028
Three Months Ended
June 30, 2007	20.26	17.24	0.425
September 30, 2007	18.55	16.10	0.425
December 31, 2007	18.54	15.07	0.425

(1)	We also paid cash distributions to our general partner with respect to its 2.0% general partner interest.
(2)	The distribution for the first quarter 2007 represents a pro-rated distribution of $0.028 per common unit for the period from March 21, 2007 through March 31, 2007.

A distribution for the quarter ended December 31, 2007 of $0.425 per unit was paid on February 14, 2008.

As of February 15, 2008, we had 26,416,357 common units outstanding held by approximately 21 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The indenture relating to the Sabine Pass LNG notes may prohibit us from making cash distributions under certain circumstances.

Upon the closing of our initial public offering, Cheniere received 135,383,831 subordinated units. Below is a description of our cash distribution policy regarding common and subordinated units.

Cash Distribution Policy

For the Period Through June 30, 2009

We are a development stage company without any revenues, operating cash flows or operating history. We do not expect that revenues from our TUAs with Total and Chevron will begin until the second and third quarter of 2009, respectively. Therefore, we do not expect to generate sufficient cash from operations to fund distributions to our unitholders until the third quarter of 2009. As a result, we used all of the net proceeds from our initial public offering to purchase an amount of U.S. treasury securities sufficient to fund a distribution reserve to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009.

For the Period After June 30, 2009

Beginning in the third quarter of 2009, the combined cash flow received from the Total and Chevron TUAs is expected to be sufficient to cover all annual debt service on the Sabine Pass LNG notes, which will be approximately $151 million, and our anticipated other annual operating costs of the Sabine Pass LNG receiving terminal. The remaining funds from Total and Chevron are anticipated to be sufficient for us to pay the operating expenses of our partnership and the initial quarterly distribution on all of our common units and general partner units so long as these funds are distributable under the indenture governing the Sabine Pass LNG notes, which would require us to be receiving substantial revenues under the Cheniere Marketing TUA or from one or more substitute customers.

Our cash distribution policy beginning in the third quarter of 2009 will reflect a basic judgment that our unitholders will be better served by our distributing our cash available after expenses and reserves rather than retaining it. Because we are not subject to entity level federal income tax, we will have more cash to distribute to our unitholders than would be the case were we subject to tax. Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.

Subordination Period

During the subordination period, which commenced upon the closing of our initial public offering, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere owns all of the subordinated units, representing 83.7% of the limited partner interests in us. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

Definition of Subordination Period

The subordination period will extend until the first business day following the distribution of available cash to partners in respect of any quarter ending on or after June 30, 2010 that each of the following occurs:

•

distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the initial quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•

the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.

Expiration of the Subordination Period

When the subordination period expires, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and units held by the general partner and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the initial quarterly distribution on the common units will be extinguished; and

•	the general partner will have the right to convert its general partner units and its incentive distribution rights into common units or to receive cash in exchange for those interests.

Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter ending on or after June 30, 2008 that each of the following occurs:

•

distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and general partner unit equaled or exceeded $2.55 (150% of the annualized initial quarterly distribution) for the four-quarter period immediately preceding that date;

•

the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $2.55 (150% of the annualized initial quarterly distribution) on all of the outstanding common units, subordinated units and general partner units on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.

General Partner Units and Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the initial quarterly distribution and the subsequent target distribution levels have been achieved. Our general partner currently holds all of our incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement.

Assuming we do not issue any additional classes of units and our general partner maintains its 2% interest, if we have made distributions to our unitholders from operating surplus in an amount equal to the initial quarterly distribution for any quarter, assuming no arrearages, then, we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Common and Subordinated Unitholders	General Partner
Initial quarterly distribution	$0.425	98%	2%
First Target Distribution	above $0.425 up to $0.489	98%	2%
Second Target Distribution	above $0.489 up to $0.531	85%	15%
Third Target Distribution	above $0.531 up to $0.638	75%	25%
Thereafter	above $0.638	50%	50%

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected financial data of our combined predecessor entities for the periods and at the dates indicated. Our combined predecessor entities refer to us and our wholly-owned subsidiaries, including Sabine Pass LNG.

The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Financial Statements and Notes thereto included elsewhere in this report.

		Combined Predecessor Entities
	Period from October 20, 2003 (inception) to December 31, 2003	Year ended December 31,				Period from October 20, 2003 (inception) to December 31, 2007
		2004	2005	2006	2007
	(in thousands)
Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—	$—
Expenses	2,763	4,682	4,719	10,277	12,516	34,957

Loss from operations	(2,763)	(4,682)	(4,719)	(10,277)	(12,516)	(34,957)
Other income (expense) (1)	—	28	456	(50,495)	(36,436)	(86,447)

Net loss	$(2,763)	$(4,654)	$(4,263)	$(60,772)	$(48,952)	$(121,404)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$101	$23,191	$6,319	$(27,912)	$(640)	$1,059
Cash flows used in investing activities	(101)	(122)	(246,337)	(1,544,408)	(74,776)	(1,865,744)
Cash flows provided by (used in) financing activities	—	(1,247)	218,201	1,572,322	75,422	1,864,698

	Combined Predecessor Entities				Cheniere Energy Partners, L.P.
	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$21,822	$5	$7	$13
Restricted cash and cash equivalents (current)	—	—	8,871	176,324	191,179
Non-current restricted cash and cash equivalents	—	—	—	982,613	453,843
Non-current restricted treasury securities	—	—	—	—	63,923
Property, plant and equipment, net	96	212	270,740	651,676	1,127,289
Total assets	101	23,316	309,139	1,858,114	1,904,978
Long-term debt	—	—	72,485	2,032,000	2,032,645
Deferred revenues	—	22,000	40,000	40,000	42,583
Total other long-term liabilities	2,864	17,418	120	1,149	3,847

(1)	The year ended 2006 includes a $23.8 million loss related to the expensing of debt issuance costs and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of 2007 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Inflation and Changing Prices

•	Summary of Critical Accounting Policies

•	Recently Issued Accounting Standards Not Yet Adopted

Overview of Business

We are a Delaware limited partnership recently formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly-owned subsidiary, Sabine Pass LNG L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving revenues from operations in the second quarter of 2008.

LNG Receiving Terminal Business

The Sabine Pass LNG receiving terminal is being constructed with regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of the Sabine Pass LNG receiving terminal commenced in March 2005, and we anticipate commencing commercial operation during the second quarter of 2008 with initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf. We anticipate achieving full operability of the Sabine Pass LNG receiving terminal with a total send out capacity of approximately 4.0 Bcf/d and total storage capacity of approximately 16.8 Bcf during the third quarter of 2009. Sabine Pass LNG has entered into third-party, long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron U.S.A., Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, for regasification capacity at the Sabine Pass LNG receiving terminal.

Other Project

Cheniere Southern Trail Pipeline

We conducted a non-binding open season to gauge interest from prospective shippers in the proposed Cheniere Southern Trail Pipeline. Negotiations with open season respondents are ongoing. As currently contemplated, the Cheniere Southern Trail Pipeline would involve the construction of approximately 350 miles of up to 42-inch diameter pipeline that is currently estimated to be approximately $1.5 billion, before financing costs. We will contemplate making a final investment decision to commence construction of the Cheniere Southern Trail Pipeline upon, among other things, entering into acceptable commercial arrangements, receiving FERC authorization to construct and operate the pipeline and obtaining adequate financing to construct the Cheniere Southern Trail Pipeline.

Overview of 2007 Events

In 2007, we continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal so that terminal operations can commence in the second quarter of 2008 and we can generate steady and reliable revenues under our long-term TUAs. Our significant accomplishments during 2007, some of which may also impact future years, include the following:

•	consummation of our initial public offering, which generated net proceeds to us of $98.4 million;

•

the construction of the Sabine Pass LNG receiving terminal continued to progress on schedule and within budget estimates. The commissioning of the Sabine Pass LNG receiving terminal is expected to begin in early 2008 with a target for a second quarter 2008 start-up;

•	all required operational and maintenance personnel for our facility had been hired as of December 31, 2007;

•

there were no lost time injuries and only one Occupational Safety and Health Administration (“OSHA”) recordable injury during the year ended December 31, 2007 at the Sabine Pass LNG receiving terminal site;

•	scheduled quarterly cash distributions per common unit of $0.425 were paid; and

•	we held a non-binding open season for a proposed new natural gas transportation project called the Cheniere Southern Trail Pipeline.

Liquidity and Capital Resources

Overview

We are a development stage company with no revenues from operations to date. As of December 31, 2007, we had $708.9 million in Restricted Cash and Cash Equivalents and U.S. Treasury Securities, including $420.4 million for the remaining construction costs of the Sabine Pass LNG receiving terminal, $212.8 million for interest payments through May 2009 related to the Sabine Pass LNG notes, and $75.7 million for cash distributions through the distribution made in respect of the quarter ending June 2009 to our common unitholders and related distributions to our general partner.

We have estimated that the aggregate cost to construct the Sabine Pass LNG receiving terminal will be approximately $1.4 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule. We are funding the construction period capital resource requirements of the Sabine Pass LNG receiving terminal from a portion of the $2,032.0 million in gross proceeds received from Sabine Pass LNG’s issuance in November 2006 of senior secured notes (the “Sabine Pass LNG notes”). We believe that we have sufficient funds from the restricted cash and cash equivalents of $420.4 million designated to complete the construction of the Sabine Pass LNG receiving terminal. In order to pursue any accretive acquisitions, we will need to obtain sources of funding, including debt and/or equity financings or credit support, none of which may be available on terms acceptable to us, if at all.

Beginning in 2009, each of the customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity.

Provided our LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these capacity reservation fee TUA payments will be made by the following third-party customers:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

•

Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during an initial commercial operations ramp-up period in 2008. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA. For further discussion of the risks related to Cheniere Marketing, please refer to the discussion under Item 1A. “Risk Factors—Risks Relating to Development and Operation of Our Business.”

Cheniere Marketing is a company with a limited operating history, limited capital, no credit rating and an unproven business strategy. It may never develop its business, assets or revenues sufficiently to make payments under its TUA. Cheniere has guaranteed 100% of the obligations of Cheniere Marketing under its TUA. Cheniere has a non-investment grade corporate rating of B from Standard & Poor’s. If Cheniere does not receive sufficient future cash flows from businesses that Cheniere is developing, Cheniere may be unable to perform its guarantee of the Cheniere Marketing TUA. Without sufficient revenue from the Cheniere Marketing TUA, Sabine Pass LNG would fail to meet the fixed charge coverage ratio test under the indenture governing the Sabine Pass LNG notes, which would prevent Sabine Pass LNG from being able to distribute cash to us. If we do not receive distributions from Sabine Pass LNG, we may not be able to continue to make distributions to our unitholders, which could have a material and adverse effect on the perceived value of our partnership and the market price of our common units.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporation and self-generated power at the Sabine Pass LNG receiving terminal

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the years ended December 31, 2007, 2006, 2005, and the period from October 20, 2003 (date of inception) to December 31, 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands):

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$460,762	$—	$—	$—
Borrowings from debt	—	2,415,400	—	2,416,045
Capital contribution by partner	—	10	161,562	161,572
Proceeds from issuance of common units in partnership	98,442	—	—	98,442
Borrowings from debt-affiliate	645	—	37,377	37,377
Affiliate payable	3	3	35,109	35,115
Operating cash flow	—	—	6,319	1,059

Total sources of cash and cash equivalents	559,852	2,415,413	240,367	2,749,610

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(430,405)	(387,724)	(229,073)	(1,055,289)
Investment in restricted cash and cash equivalents	—	(1,150,066)	(8,871)	(698,175)
Repayment of debt	—	(420,777)	—	(420,777)
Distributions to owners	(23,668)	(378,348)	—	(402,016)
Investment in restricted treasury securities	(63,923)	—	—	(63,923)
Debt issuance costs	(725)	(43,966)	(15,847)	(61,785)
Advances under long-term contracts	(39,155)	(6,481)	—	(45,636)
Advances under EPC contracts, net of transfers to construction-in-process	—	—	(8,087)	—
Operating cash flow	(640)	(27,912)	—	—
Other	(1,330)	(137)	(306)	(1,996)

Total uses of cash and cash equivalents	(559,846)	(2,415,411)	(262,184)	(2,749,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	2	(21,817)	13
CASH AND CASH EQUIVALENTS—beginning of year	7	5	21,822	—

CASH AND CASH EQUIVALENTS—end of year	$13	$7	$5	$13

Use of restricted cash and cash equivalents

Under the indenture governing the Sabine Pass LNG notes, a portion of the proceeds from the Sabine Pass LNG notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Sabine Pass LNG notes are used they are presented as a source of cash and cash equivalents. In 2007, the $460.8 million of restricted cash and cash equivalents were primarily used to pay for construction activities at the Sabine Pass LNG receiving terminal.

Borrowings from debt

Our borrowings from debt, including affiliate debt, were $0.6 million, $2,415.4 million, $37.4 million and $2,453.4 million in 2007, 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. During 2007, we received $0.6 million from borrowings under a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. During 2006, we received $2,032.0 million in proceeds from the issuance of the Sabine Pass LNG notes and $383.4 million in borrowings under an amended Sabine Pass credit facility. During 2005, we received $37.4 million in borrowings from a subordinated promissory note with an affiliate, Cheniere LNG Financial Services, Inc., to fund expenditures related to the Sabine Pass LNG receiving terminal.

Capital contribution by partner

In 2005, we received $161.6 million in limited partner capital contributions from an affiliate.

Proceeds from issuance of common units in partnership

Proceeds from issuance of common units in partnership of $98.4 million relate to the 2007 issuance and sale of 5.1 million of our common units at an initial public offering price of $21.00 per unit, net of underwriting discounts and commissions of $7.2 million and a structuring fee of $0.5 million. We used all of the net proceeds we received to purchase U.S. treasury securities to fund a distribution reserve for payment of the initial quarterly distributions through the quarter ending June 30, 2009.

LNG terminal construction-in-process

Capital expenditures for the Sabine Pass LNG receiving terminal were $430.4 million, $387.7 million, $229.1 million and $1,055.3 million in 2007, 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. LNG terminal construction-in-process capital expenditures in 2006 increased 69% compared to 2005 primarily due to increased expenditures related to the Sabine Pass LNG receiving terminal.

Investment in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $1,150.1 million, $8.9 million, and $698.2 million in 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used by for a specific purpose. Between 2005 and 2006, and in the period from October 20, 2003 (inception) to December 31, 2007, the changes in investments in restricted cash and cash equivalents were related to borrowings that were contractually restricted to be used for the construction of the Sabine Pass LNG receiving terminal and for interest payments on the Sabine Pass LNG notes.

Repayment of debt

In 2006, we repaid borrowings under an amended Sabine Pass credit facility and a subordinated note with an affiliate with a portion of the proceeds obtained from the $2,032.0 million issuance of the Sabine Pass LNG notes.

Distribution to owners

We made $23.7 million of distributions in 2007 to common unitholders and to our general partner. We made $378.3 million of distributions in 2006 to Cheniere.

Debt issuance costs

Our debt issuance costs were $0.7 million, $44.0 million, $15.8 million and $61.8 million in 2007, 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. Debt issuance costs in 2006, 2005 and in the period from October 20, 2003 (inception) to December 31, 2007, were primarily related to the amended Sabine Pass credit facility and the Sabine Pass LNG notes.

Debt Agreements

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of senior secured notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (collectively, the “Sabine Pass LNG notes”).

Interest on the Sabine Pass LNG notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Sabine Pass LNG notes are secured on a first-priority basis by a security interest in all of the equity interests of Sabine Pass LNG and substantially all of its operating assets.

Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of December 31, 2007, was $645,000.

Amended Sabine Pass Credit Facility

In February 2005, Sabine Pass LNG entered into an $822 million credit agreement with HSBC Bank, USA and Société Générale and a syndicate of financial institutions, and related interest rate swap agreements with HSBC Bank, USA and Société Générale. This original credit facility was subsequently amended and restated in July 2006. The amended credit facility increased the amount of loans available to Sabine Pass LNG from $822 million under the original credit facility to $1.5 billion to finance the construction of the Sabine Pass LNG receiving terminal. In connection with the closing of the credit facility and subsequent amendment, Sabine Pass LNG entered into interest rate swap agreements with HSBC Bank, USA and Société Générale. In connection with the issuance of the Sabine Pass LNG notes in November 2006, the amended credit facility and related interest rate swaps were paid in full and terminated.

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from a

$98.4 million distribution reserve that was funded with proceeds from our initial public offering. We believe that the amount of the distribution reserve, together with interest expected to be earned on that amount and cash from operations, if any, will be sufficient to allow us to pay the full initial quarterly distribution on all our outstanding common units, as well as related distributions to our general partner, for each quarter through June 30, 2009. After the quarter ended June 30, 2009, we intend to pay distributions to our unitholders primarily with operating cash flows. After payment of the distributions with respect to the year ended December 31, 2007, $75.7 million remained in the distribution reserve.

Services Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement, (“O&M Agreement”), with Cheniere LNG O&M Services, L.P., (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for its operating expenses, which are comprised primarily of labor expenses.

Upon the closing of the Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, our general partner may terminate the agreement upon 30 days written notice.

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (“the Sabine Pass LNG MSA”) with its general partner, Sabine Pass LNG–GP, Inc., which is a wholly-owned subsidiary of us. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal.

Services Agreement

In March 2007, we entered into a services agreement with Cheniere Terminals whereby we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services for our benefit following the closing of the Offering and will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG receiving terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits. The annual administrative fee includes expenses incurred by Cheniere Terminals to perform all technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support and all management and other services necessary or reasonably requested on behalf of our partnership by our general partner in order to conduct our business as contemplated by our partnership agreement.

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2007 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2008	2009- 2010	2011- 2012	Thereafter
Operating lease obligations—
LNG site rental (1)	$130,597	$1,506	$3,007	$3,002	$123,082
Long-term debt (2)	2,032,645	—	645	—	2,032,000
Service contracts—
Affiliate O&M agreement (1)	31,485	1,455	3,120	3,120	23,790
Affiliate Sabine Pass LNG MSA (1)	125,820	5,700	12,480	12,480	95,160
Affiliate services agreement (1)	192,500	—	20,000	20,000	152,500
Construction and purchase obligations (1)(3)	341,035	299,712	40,222	1,101	—
Cooperative endeavor agreements (1)	21,950	2,388	4,842	4,907	9,813

Total	$2,876,032	$310,761	$84,316	$44,610	$2,436,345

(1)	A discussion of these obligations can be found in Note 16 of our Consolidated Combined Financial Statements.
(2)	A discussion of these obligations can be found in Note 12 of our Consolidated Combined Financial Statements.
(3)	Represents construction contracts and obligations to purchase long lead equipment and materials for the Sabine Pass LNG receiving terminal.

LNG Receiving Terminal Construction Contracts

As more fully described in Note 16 to our combined financial statements, we have entered into construction contracts with various third parties to construct the Sabine Pass LNG receiving terminal. We estimate that the cost to construct the Sabine Pass LNG receiving terminal will be approximately $1.4 billion, before financing costs.

Results of Operations

Overall Operations

2007 vs. 2006

Our consolidated combined net loss was $49.0 million in 2007, a 19% decrease from our net loss in 2006. The decrease in the loss was primarily due to losses recorded in 2006 from the early extinguishment of debt and a derivative loss related to the termination of our interest rate swaps associated with the early termination of debt, partially offset by additional labor and overhead charges from an affiliate and higher net interest expenses.

2006 vs. 2005

Our consolidated combined net loss was $60.8 million in 2006, a 1,326% increase from our net loss in 2005. The increase in the net loss was primarily due to losses recorded in 2006 from the early extinguishment of debt, a derivative loss related to the termination of our interest rate swaps associated with the early termination of debt, and additional LNG receiving terminal development expenses and land site rental expenses incurred in 2006.

Labor and Overhead Charges from Affiliate

Labor and overhead charges increased $4.8 million in 2007. The increase was primarily related to employees hired who will ultimately be operating the Sabine Pass LNG receiving terminal. During 2007, a substantial portion of these costs was expensed as they related to training and other activities not subject to capitalization.

Development Reimbursement to Affiliate

2007 vs. 2006

Development reimbursement to affiliate decreased $4.5 million in 2007. In August 2006, we reimbursed an affiliate for certain previously incurred costs directly related to the development of the Sabine Pass LNG receiving terminal. These costs, which amounted to $14.9 million, were reimbursed in connection with proceeds from borrowings under the amended Sabine Pass credit facility. We accounted for these reimbursed costs consistent with how the affiliated company recorded these costs, which was consistent with our accounting policy for LNG activities. The reimbursed costs were recorded by us as a $4.5 million development reimbursement expense on the Consolidated Combined Statements of Operations, $6.4 million as an addition to LNG terminal construction-in-process, $3.7 million as advances under long-term contracts and $0.3 million as debt issuance costs on the Consolidated Combined Balance Sheets. In addition to the August 2006 reimbursement, an affiliate contributed $0.8 million to us for additional Sabine Pass LNG receiving terminal construction costs.

2006 vs. 2005

Development reimbursement to affiliate increased $4.5 million in 2006. This increase resulted from the 2006 reimbursements made related to Sabine Pass LNG receiving terminal construction costs paid by affiliates as described above.

Interest Income

Interest income increased $42.9 million and $9.2 million in 2007 and 2006, respectively. These increases resulted from the issuance of the $2,032.0 million Sabine Pass LNG notes in November 2006. As a result, there were correspondingly significantly higher restricted cash and cash equivalent average balances during the years ended December 31, 2007 and 2006 compared to the previous year.

Interest Expense

Interest expense increased $73.2 million and $15.5 million in 2007 and 2006, respectively. These increases resulted from the issuance of the $2,032.0 million Sabine Pass LNG notes in November 2006. As a result, there were correspondingly significantly higher average debt balances during the years ended December 31, 2007 and 2006 compared to the previous year.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

Inflation and Changing Prices

We have experienced escalated steel prices relating to the construction of the Sabine Pass LNG receiving terminal as a result of global market conditions and increased labor and materials costs in connection with the collateral effects of the 2005 hurricanes.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) we make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. Additional information about our critical accounting policies is included in Note 4—Summary of Significant Accounting Policies of our Consolidated Combined Financial Statements in Item 8 of this document.

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

Revenue Recognition

LNG receiving terminal capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and recognized as earned.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, FASB issued SFAS 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. In January 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring an estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible, and we are monitoring emerging interpretations and developments. SFAS No. 157 will not have a material adverse effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 159, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHENIERE ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and

Unitholders of Cheniere Energy Partners, L.P.

We have audited the accompanying consolidated balance sheet of Cheniere Energy Partners, L.P. (a development stage enterprise) as of December 31, 2007, and the related consolidated combined statements of operations, partners’ and owners’ capital (deficit), and cash flows for the year then ended, and for the period October 20, 2003 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated combined financial statements as of December 31, 2006, and for the period October 20, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 9, 2007 expressed an unqualified opinion on those statements. The consolidated combined financial statements for the period October 20, 2003 (inception) through December 31, 2006 include total revenues and net loss of $0 and $72,452,000, respectively. Our opinion on the consolidated combined statements of operations, partners’ and owners’ capital (deficit), and cash flows for the period October 20, 2003 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners, L.P. at December 31, 2007, and the results of its operations and its cash flows for the year then ended and the period October 20, 2003 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners, Members and Stockholders of the

Combined Predecessor Entities

Houston, Texas

We have audited the accompanying combined balance sheets of the Combined Predecessor Entities (the “Company”), as defined in Note 1 to the combined financial statements, as of December 31, 2006, and the related consolidated combined statements of operations, cash flows and changes in owners’ equity for each of the two years in the period ended December 31, 2006 and for the period from October 20, 2003 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated combined financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 2006, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and for the period from October 20, 2003 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas

February 9, 2007

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Combined Balance Sheets

(in thousands, except unit data)

	Cheniere Energy Partners, L.P. December 31, 2007	Combined Predecessor Entities December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	$7
Restricted cash and cash equivalents	191,179	176,324
Accounts receivable	610	—
Interest receivable	4,974	5,226
Advances to affiliate	1,709	379
Prepaid expenses	432	385

TOTAL CURRENT ASSETS	198,917	182,321
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	453,843	982,613
NON-CURRENT RESTRICTED TREASURY SECURITIES	63,923	—
PROPERTY, PLANT AND EQUIPMENT, NET	1,127,289	651,676
DEBT ISSUANCE COSTS, NET	29,895	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	28,497	7,250
OTHER	2,614	284

TOTAL ASSETS	$1,904,978	$1,858,114

LIABILITIES AND PARTNERS’ DEFICIT OR OWNERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$63	$758
Accounts payable—affiliate	—	223
Accrued liabilities	52,309	36,670
Accrued liabilities—affiliate	1,048	652

TOTAL CURRENT LIABILITIES	53,420	38,303
LONG-TERM DEBT	2,032,000	2,032,000
LONG-TERM DEBT—AFFILIATE	645	—
DEFERRED REVENUE	42,583	40,000
OTHER NON-CURRENT LIABILITIES	3,847	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT OR OWNERS’ CAPITAL DEFICIT
Owners’ deficit, including deficits accumulated during development stage of $121,404 and $72,452 at December 31, 2007 and 2006, respectively	—	(253,338)
Common unitholders (26,416,357 units issued and outstanding at December 31, 2007)	33,923	—
Subordinated unitholders (135,383,831 units issued and outstanding at December 31, 2007)	(254,752)	—
General Partner interest (2% interest with 3,302,045 units issued and outstanding at December 31, 2007)	(6,688)	—

TOTAL PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	(227,517)	(253,338)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT OR OWNERS’ DEFICIT	$1,904,978	$1,858,114

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Combined Statements of Operations

(in thousands, except per unit data)

	Years Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
REVENUES	$—	$—	$—	$—
EXPENSES
Legal	157	2	203	2,384
Professional	969	571	281	2,540
Technical consulting	—	27	—	4,577
Outside services	180	—	—	180
Land site rental	1,517	1,515	—	3,032
Depreciation expense	35	50	13	98
Labor and overhead charge from affiliate	8,223	3,450	4,094	15,767
Development reimbursement to affiliate	—	4,527	—	4,527
Public relations	1,153	9	65	1,261
Other	282	126	63	591

TOTAL EXPENSES	12,516	10,277	4,719	34,957

LOSS FROM OPERATIONS	(12,516)	(10,277)	(4,719)	(34,957)
OTHER INCOME (EXPENSE)
Interest income	52,225	9,306	113	61,672
Interest expense, net	(88,661)	(15,463)	—	(104,124)
Loss on early extinguishment of debt	—	(23,761)	—	(23,761)
Derivative loss, net	—	(20,577)	343	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(36,436)	(50,495)	456	(86,447)

NET LOSS	$(48,952)	$(60,772)	$(4,263)	$(121,404)

Less:
Net loss through March 25, 2007	(12,128)

Net loss for partners from March 26, 2007 through December 31, 2007	$(36,824)

Allocation of net loss:
Limited partners’ interest	(36,088)
General partner’s interest	(736)

Net loss for partners	$(36,824)

Basic and diluted net loss per limited partner unit	$(0.23)

Weighted average number of limited partner units outstanding from the beginning of the period through December 31, 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416
Subordinated units	135,384

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Combined Statements of Partners’ and Owners’ Capital (Deficit)

(in thousands)

	Owners’ Equity	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unit holders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through December 31, 2007	—	(5,892)	(30,196)	(736)	(36,824)
Distributions	—	(23,193)	—	(476)	(23,669)

Balance at December 31, 2007	$—	$33,923	$(254,752)	$(6,688)	$(227,517)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

Consolidated Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,952)	$(60,772)	$(4,263)	$(121,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35	50	13	98
Non-cash derivative (gain) loss	—	23	(362)	(339)
Amortization of debt issuance costs	3,793	695	—	4,488
Interest income on restricted cash and cash equivalents	(49,638)	—	—	(49,638)
Use of restricted cash and cash equivalents	103,043	—	—	103,043
Loss on early extinguishment of debt	—	23,750	—	23,750
Changes in operating assets and liabilities:
Interest receivable	—	(5,221)	19	(5,226)
Accounts payable and accrued liabilities	(11,875)	12,399	191	2,030
Accounts payable and accrued liabilities—affiliate	408	97	555	1,060
Deferred revenue	2,583	—	18,000	42,583
Payable to affiliate	—	—	(7,418)	—
Other	(37)	1,067	(416)	614

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(640)	(27,912)	6,319	1,059

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	460,037	(1,150,066)	(8,871)	(698,900)
LNG terminal construction-in-process	(430,405)	(387,724)	(229,073)	(1,055,289)
Advances to EPC contractor, net of transfers to construction-in-process	—	—	(8,087)	—
Advances under long-term contracts	(39,155)	(6,481)	—	(45,636)
Investment in restricted treasury securities	(63,923)	—	—	(63,923)
Other	(1,330)	(137)	(306)	(1,996)

NET CASH USED IN INVESTING ACTIVITIES	(74,776)	(1,544,408)	(246,337)	(1,865,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Sabine Pass LNG notes	—	2,032,000	—	2,032,000
Debt issuance costs	(725)	(43,966)	(15,847)	(61,785)
Use of restricted cash and cash equivalents	725	—	—	725
Proceeds from issuance of common units	98,442	—	—	98,442
Proceeds from subordinated note—affiliate	—	—	37,377	37,377
Repayment of subordinated note—affiliate	—	(37,377)	—	(37,377)
Borrowings from Sabine Pass credit facility	—	383,400	—	383,400
Repayment of Sabine Pass credit facility	—	(383,400)	—	(383,400)
Distribution to owners	(23,668)	(378,348)	—	(402,016)
Borrowing under long-term debt—affiliate	645	—	—	645
Affiliate payable	3	3	35,109	35,115
Capital contributions by partner	—	10	161,562	161,572

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,422	1,572,322	218,201	1,864,698

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	2	(21,817)	13
CASH AND CASH EQUIVALENTS—beginning of year	7	5	21,822	—

CASH AND CASH EQUIVALENTS—end of year	$13	$7	$5	$13

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of December 31, 2007, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 2—DEVELOPMENT STAGE OPERATIONS

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation. As of December 31, 2007, we had a cumulative net loss of $121.4 million.

NOTE 3—INITIAL PUBLIC OFFERING

We and Holdings, as a selling unitholder, completed an offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007 (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its issuance of 5,054,164 common units to the public in the Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from the sale of common units by Holdings. Our common units are traded on the American Stock Exchange under the symbol “CQP.”

Upon the closing of the Offering on March 26, 2007, the following transactions occurred:

•

Holdings contributed through us to our wholly-owned subsidiary, Cheniere Investments, all of its equity interests in Sabine Pass GP and Sabine Pass LP, which own all of the equity interests in Sabine Pass LNG;

•	we issued to Holdings 21,362,193 common units and 135,383,831 subordinated units;

•

we issued to our general partner, a direct wholly-owned subsidiary of Holdings, 3,302,045 general partner units representing a 2% general partner interest in us and all of our incentive distribution rights, which will entitle our general partner to increasing percentages of the cash that we distribute in excess of $0.489 per unit per quarter;

•	we issued 5,054,164 common units to the public in the Offering;

•	Holdings sold 8,445,836 common units to the public in the Offering, after which Holdings and the public held an aggregate 89.8% and 8.2% limited partner interest in us, respectively;

•

our general partner entered into a services agreement with an affiliate of Cheniere under which the affiliate will provide various general and administrative services for an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007), with payment commencing January 1, 2009; and

•

we entered into a services and secondment agreement with an affiliate of Cheniere pursuant to which certain employees of the Cheniere affiliate have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Combined Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

LNG Site Related Costs

LNG site related costs include costs related to options to lease land that is used for the Sabine Pass LNG receiving terminal. Such costs are capitalized and are amortized on a straight-line basis over their estimated useful lives.

Land Site Rentals

From inception to December 31, 2005, rental costs associated with ground or building operating leases that were incurred during the construction period were capitalized as part of LNG terminal construction-in-process. However, beginning January 1, 2006, these rental costs have been expensed in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period, which is discussed below.

LNG Intangible Assets

LNG intangible assets include the costs of certain permits for the Sabine Pass LNG receiving terminal. Amortization will begin when the Sabine Pass LNG receiving terminal is operational and will be calculated on the straight-line method over the estimated useful life of the Sabine Pass LNG receiving terminal.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Sabine Pass LNG notes (Note 12). These costs are capitalized and are being amortized to interest expense over the terms of the Sabine Pass LNG notes.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective terminal use agreements (“TUAs”). Advance capacity reservation fees are initially deferred. For a discussion of potential revenue from related parties, please read Note 15.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Income Taxes

With the exception of Sabine Pass GP, the Combined Predecessor Entities are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest in Sabine Pass LNG and thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future. At December 31, 2007, the tax basis of our assets and liabilities was $250.3 million greater than the reported amounts of our assets and liabilities.

Pursuant to the indenture entered into in connection with the issuance of the Sabine Pass LNG notes (as defined in Note 5), Sabine Pass LNG is permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which Sabine Pass LNG is a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that Sabine Pass LNG would owe if Sabine Pass LNG were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by Sabine Pass LNG within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

In November 2006, Sabine Pass LNG and Cheniere entered into a state franchise tax sharing agreement (the “State Tax Sharing Agreement”) pursuant to which Cheniere has agreed to prepare and file all Texas franchise tax returns which Sabine Pass LNG and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, then Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. The State Tax Sharing Agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and Sabine Pass LNG on a combined, consolidated or unitary basis. The State Tax Sharing Agreement is effective for tax returns first due on or after January 1, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. Once the Sabine Pass LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are recorded in operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for the years ended December 31, 2007, 2006 or 2005.

Cash Flow Hedges

As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. In January 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring an estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible, and we are monitoring emerging interpretations and developments. SFAS No. 157 will not have a material adverse effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our financial position, results of operations and cash flows.

NOTE 5—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2 billion of Senior Secured Notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 12—“Long-Term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account for approximately $887 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Combined Balance Sheet. As of December 31, 2007 and 2006, $40.2 million and $16.5 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $380.2 million and $803.6 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Combined Balance Sheet, respectively.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Sabine Pass LNG Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2 billion Sabine Pass LNG notes (see Note 12—“Long-Term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account for $335.0 million related to future interest payments on the Sabine Pass LNG notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet. As of December 31, 2007 and 2006, $151.0 million and $159.8 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and $61.8 million and $179.0 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash, respectively.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities (see Note 3—“Initial Public Offering”). The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of December 31, 2007, we classified the $63.9 million balance of U.S. treasury securities as Non-Current Restricted Treasury Securities on our Consolidated Combined Balance Sheet, as these securities had original maturities greater than three months.

NOTE 6—ADVANCES UNDER LONG-TERM CONTRACTS

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant, and Equipment as the costs are incurred or equipment is received. As of December 31, 2007 and 2006, our Advances Under Long-term Contracts were $28.5 million and $7.3 million, respectively.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2007	2006
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,126,162	$651,369
LNG site and related costs, net	191	197

Total LNG terminal costs	1,126,353	651,566
FIXED ASSETS
Computer and office equipment	203	31
Vehicles	522	99
Machinery and equipment	411	—
Other	68	43
Accumulated depreciation	(268)	(63)

Total fixed assets, net	936	110

PROPERTY, PLANT AND EQUIPMENT, NET	$1,127,289	$651,676

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Once the Sabine Pass LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the years ended December 31, 2007, 2006, 2005 and from date of inception, we capitalized $66.2 million, $22.3 million, $5.3 million and $93.8 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively.

NOTE 8—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded to interest expense and subsequently capitalized as construction-in-process during the construction period of the Sabine Pass LNG receiving terminal. As of December 31, 2007, we had capitalized $29.9 million (net of accumulated amortization of $4.7 million) of costs directly associated with the Sabine Pass LNG notes, as follows (in thousands):

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,352	7 years	$(1,591)	$7,761
2016 Notes	25,199	10 years	(3,065)	22,134

	$34,551		$(4,656)	$29,895

Scheduled amortization of the debt issuance costs related to the Sabine Pass LNG notes for the next five years is estimated at $19.0 million.

NOTE 9—DERIVATIVE INSTRUMENTS

Interest Rate Derivative Instruments

In connection with the closing of the original Sabine Pass LNG credit facility in February 2005, Sabine Pass LNG entered into swap agreements (“Sabine Swaps”) with HSBC Bank, USA and Société Générale. Under the terms of the Sabine Swaps, Sabine Pass LNG was able to hedge against rising interest rates, to a certain extent, with respect to its drawings under the credit facility, up to a maximum amount of $700 million. The Sabine Swaps had the effect of fixing the LIBOR component of the interest rate payable under the original credit facility with respect to hedged drawings under the original credit facility up to a maximum of $700 million at 4.49% from July 25, 2005 through March 25, 2009 and at 4.98% from March 26, 2009 through March 25, 2012. The final termination date of the Sabine Swaps was March 25, 2012.

In connection with the closing of an amended credit facility in July 2006, Sabine Pass LNG entered into additional interest rate swap agreements with HSBC Bank, USA and Société Générale (the “Amended Sabine Swaps” and collectively with the Sabine Swaps, the “Swaps”). The Swaps had the combined effect of fixing the LIBOR component of the interest rate payable on borrowings under the amended credit facility up to a maximum of $1.25 billion at a blended rate of 5.26% from July 25, 2006 through July 1, 2015.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

In conjunction with the termination of the amended credit facility in November 2006, Sabine Pass LNG terminated the Swaps and recognized a loss of $20.6 million. In accordance with EITF 00-9, Classification of a Gain or Loss from a Hedge of Debt That Is Extinguished, the loss recognized as a result of early termination of the Sabine Swaps is presented on the Consolidated Combined Statements of Operations as a Derivative loss.

Accounting for Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments. Under SFAS No. 133, we are required to record derivatives on our Consolidated Combined Balance Sheets as either an asset or liability measured at their fair value, unless exempted from derivative treatment under the normal purchase and normal sale exception. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met. These criteria require that the derivative is determined to be effective as a hedge and that it is formally documented and designated as a hedge.

We determined that the Swaps qualified as cash flow hedges within the meaning of SFAS No. 133 and designated them as such. We assessed both at the inception of each of the Swaps and on an on-going basis, whether the Swaps that were used in our hedging transactions were highly effective in offsetting changes in cash flows of the hedged items. At inception, we determined the hedging relationship of the Swaps and the underlying debt to be highly effective. On an on-going basis we monitored the actual dollar offset of the market values of the Swaps as compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges was reflected in earnings. We continued to assess the hedge effectiveness of the Swaps on a quarterly basis in accordance with the provisions of SFAS No. 133 until they were terminated in November 2006. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (“OCI”) and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. In our case, the impact on earnings was a reduction of interest expense of zero, $1.0 million and zero for the years ended December 31, 2007, 2006, and 2005 respectively. If the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings.

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2007 and 2006, accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Interest and related debt fees	$13,005	$21,815
LNG terminal construction costs	39,051	13,899
Affiliate	1,048	652
Other	253	956

	$53,357	$37,322

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 11—DEFERRED REVENUE

As of December 31, 2007 and 2006, we had recorded $42.6 million and $40.0 million as deferred revenue, respectively, related to advance capacity reservation fee payments and advance ad valorem tax payments.

In November 2004, Total LNG USA, Inc. (“Total”) paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments will be amortized over a 10-year period after operations commence as a reduction of Total’s regasification capacity fee under its TUA. As a result, Sabine Pass LNG recorded the advance capacity reservation fee payments that it received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron U.S.A., Inc. (“Chevron”) with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d and paid Sabine Pass LNG an additional $3.0 million advance capacity reservation fee. As of December 31, 2007, Chevron had made advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. These capacity reservation fee payments will be amortized over a 10-year period as a reduction of Chevron’s regasification capacity fee under its TUA. As a result, Sabine Pass LNG recorded the advance capacity reservation fee payments that it received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period. As of December 31, 2007 and 2006, we had recorded $40.0 million as deferred revenue related to advance capacity reservation fee payments.

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2007, we had $2.6 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 12—LONG-TERM DEBT

As of December 31, 2007 and 2006, our long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006
Sabine Pass LNG notes	$2,032,000	$2,032,000
Long-term note to affiliate	645	—

Total long-term debt	$2,032,645	$2,032,000

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Sabine Pass LNG notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes.

We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Sabine Pass LNG notes through May 2009. Interest on the Sabine Pass LNG notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Sabine Pass LNG notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions from Sabine Pass LNG will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of December 31, 2007, was $645,000.

NOTE 13—DESCRIPTION OF EQUITY INTERESTS

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

During the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received $0.425 per unit plus any arrearages from prior quarters. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. The subordination period will end when we meet financial tests specified in the partnership agreement, but it cannot end before June 30, 2008.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14—FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. We use available marketing data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$525,250	$550,000	$547,250
2016 Notes (1)	1,482,000	1,404,195	1,482,000	1,478,295
Note to Affiliate (2)	645	645	—	—
Restricted Treasury Securities (3)	63,923	66,984	—	—

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2007 and December 29, 2006.
(2)	The Note to Affiliate bears interest at a fixed 7.50% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of December 31, 2007.
(3)	The fair value of our Restricted Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2007.

NOTE 15—RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, we had $1.7 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $5.2 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $14.4 million.

In August 2006, we reimbursed an affiliate for certain previously incurred costs directly related to the construction of the Sabine Pass LNG receiving terminal. These costs, which amounted to $14.9 million, were reimbursed in connection with borrowings under the amended Sabine Pass credit facility. We accounted for these reimbursed costs consistent with how the affiliated company recorded these costs, which was consistent with our accounting policy related to accounting for LNG activities. The reimbursed costs were recorded by us as a $4.5 million development reimbursement expense on the Consolidated Combined Statements of Operations, $6.4 million as an addition to LNG terminal construction-in-process, $3.7 million as advances under long-term contracts and $0.3 million as debt issuance costs on the Consolidated Combined Balance Sheets. In addition to the August 2006 reimbursement, an affiliate contributed $0.8 million to us for additional construction costs.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

In November 2006, Sabine Pass LNG made a $35.2 million non-cash capital contribution to us that released us from our obligation to Sabine Pass LP for such amount.

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Service Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised primarily of labor expenses.

Upon the closing of the Cheniere Partners Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement. Under the O&M Agreement, we paid $1.1 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $3.1 million.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement (the “General Partner MSA”) with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal. Under the Sabine Pass LNG MSA, we paid $4.1 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $11.3 million.

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

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe Sabine Pass LNG under their TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2007, we had $2.6 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In September 2007, Sabine Pass LNG entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission the Sabine Pass LNG receiving terminal at the end of the construction process. In September 2007, Sabine Pass LNG entered into a contract with Cheniere

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not sell any natural gas to Cheniere Marketing during the year ended December 31, 2007 under this contract.

Sale of Natural Gas from Boil-off

In September 2007, Sabine Pass LNG entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in the Sabine Pass LNG receiving terminal at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not sell any natural gas to Cheniere Marketing during the year ended December 31, 2007 under this contract.

Purchase of Natural Gas for Fuel

In September 2007, Sabine Pass LNG entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not purchase any natural gas from Cheniere Marketing during the year ended December 31, 2007 under this contract.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing to procure and deliver to the Sabine Pass LNG receiving terminal the LNG cargoes it requires for cooldown and commissioning. Sabine Pass LNG will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. Sabine Pass LNG did not purchase any LNG from Cheniere Marketing during the year ended December 31, 2007 under this contract.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services, Sabine Pass LNG provides its customers at the Sabine Pass LNG receiving terminal, Sabine Pass LNG retains 2% of the LNG that customers bring to the Sabine Pass LNG receiving terminal, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index related sales price. Sabine Pass LNG did not sell any excess retainage to Cheniere Marketing during the year ended December 31, 2007 under this contract.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following is a schedule by years of future minimum rental payments required as of December 31, 2007 under the LNG site leases described below (in thousands):

Year ending December 31:
2008	$1,506
2009	1,506
2010	1,501
2011	1,501
2012	1,501
Later years (1)	123,082

Total minimum payments required	$130,597

(1)	The later years include the remaining initial term and the six 10-year extensions, as the lease option renewals were reasonably assured, as defined in SFAS No. 13, Accounting for Leases.

In January 2005, we exercised our options and entered into three land leases for the site of our LNG receiving terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. For 2005, these payments totaling $1.5 million were capitalized as part of the construction cost of the Sabine Pass LNG receiving terminal; however, beginning in January 2006, these lease payments have been expensed as required by FSP FAS 13-1 and resulted in $1.5 million being recognized as land site rental expense on the Consolidated Combined Statements of Operations for 2006 and 2007.

Construction Agreements

In December 2004, we entered into a lump-sum turnkey EPC agreement with Bechtel Corporation (“Bechtel”) for the construction of our LNG receiving terminal pursuant to which Bechtel agreed to provide us with services for the engineering, procurement and construction of the Sabine Pass LNG receiving terminal. We agreed to pay to Bechtel a contract price of $646.9 million plus certain reimbursable costs for the work under the EPC agreement. This contract price is subject to adjustment for contingencies, change orders and other items. As of February 14, 2008, change orders for $171.3 million had been approved, increasing the total contract price to $818.2 million. Bechtel is also entitled to a bonus based on timely completion construction milestones specified in the EPC agreement.

In July 2006, we entered into various construction agreements to expand the Sabine Pass LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.8 Bcf, some of which include the following:

We entered into an EPCM agreement with Bechtel pursuant to which Bechtel will provide: design and engineering services for the Sabine Pass LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that we contract with directly, construction management services to manage the construction of the Sabine Pass LNG receiving

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

terminal, and a portion of the construction services. Under the terms of the EPCM agreement, Bechtel will be paid on a cost reimbursable basis, plus a fixed fee in the amount of $18.5 million. A discretionary bonus may be paid to Bechtel at our sole discretion upon completion.

We entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”), and Diamond LNG LLC, (“Diamond”), pursuant to which Zachry and Diamond will furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The tank contract provides that Zachry and Diamond will receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which is subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders.

We entered into an EPC unit rate soil contract with Remedial Construction Services, L.P. (“Recon”). Under the soil contract, Recon is required to furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily conduct soil remediation and improvement on the Sabine Pass LNG receiving terminal expansion site, unless otherwise set forth in the soil contract. Upon issuing a final notice to proceed in August 2006, we paid Recon an initial payment of approximately $2.9 million. The soil contract price is based on unit rates. Payments under the soil contract will be made based on quantities of work performed at unit rates.

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG tankers and for the unloading, storage and regasification of LNG at the Sabine Pass LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 15—Related Party Transactions for information regarding such agreements.

Public Company Expenses

We and Sabine Pass LNG are reporting entities under the Exchange Act. As a result, our combined total annual general and administrative expenses will include costs related to compliance with the Sarbanes-Oxley Act of 2002, filing annual and quarterly reports with the SEC, increased audit fees, tax compliance and publicly traded partnership tax reporting, investor relations, director compensation, directors’ and officers’ insurance, legal fees, registrar and transfer agent fees and stock exchange fees. Cheniere has advanced us funds to pay public company expenses associated with being a publicly traded partnership through 2008, after which time we will use available cash to pay such expenses directly and, after payment of the initial quarterly distribution on all units, to reimburse Cheniere.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. The Crest Royalty is subject to a maximum of approximately $11.0 million per

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million, beginning when natural gas is first commercially processed through a covered LNG facility. Freeport LNG has assumed the obligation to pay the Crest Royalty based on natural gas processed at Freeport LNG’s receiving terminal. Freeport LNG has entered into TUAs for approximately 1.55 Bcf/d of terminal throughput capacity with ConocoPhillips Company and The Dow Chemical Company, which commence when the Freeport LNG receiving terminal begins commercial operations, as well as a subsidiary of Mitsubishi Corporation, which starts at the beginning of 2009. The ConocoPhillips TUA is for approximately 0.9 Bcf/d. The Dow TUA is for approximately 0.5 Bcf/d. Freeport LNG has announced that it expects to commence commercial operations in the second quarter of 2008.

We do not expect to pay any Crest Royalty amounts at any time for two reasons:

•	As mentioned above, Freeport LNG has assumed the obligation to pay the Crest Royalty based on natural gas processed at Freeport LNG’s receiving terminal.

•	Our ultimate parent company, Cheniere, has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG.

Other Commitments

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. For more information on this agreement, please read “Certain Relationships and Related Transactions—Arrangement Regarding Taxes.”

Cooperative Endeavor Agreements

See description of CEAs in Note 15—“Related Party Transactions.”

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2007 and 2006, there were no threatened or pending legal matters that would have a material impact on our combined results of operations, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
Cash paid for interest, net of amounts capitalized	$93,642	$—	$—	$93,642
Non-cash distribution payable	$—	$—	$(10,000)	$—
Non-cash equity contribution	$—	$35,890	$—	$35,890
Construction-in-process and debt issuance additions funded with accrued liabilities	$60,555	$16,018	$42,812	$60,555

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2007:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,886)	(2,874)	(3,167)	(4,589)	(12,516)
Net loss	(12,858)	(11,991)	(11,112)	(12,991)	(48,952)
Net loss per limited partner unit	$—	$(0.07)	$(0.07)	$(0.09)	$(0.23)

Year ended December 31, 2006:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,593)	(1,907)	(5,900)	(877)	(10,277)
Net loss (1)	(783)	(1,722)	(6,782)	(51,485)	(60,772)
Net loss per limited partner unit	$—	$—	$—	$—	$—

(1)	The fourth quarter of 2006 includes a $23.8 million loss from the early extinguishment of debt (Note 12—“Long-Term Debt”) and a $20.6 million loss primarily from the termination of the Swaps and Term Loan Swaps (Note 9—“Derivative Instruments”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2007, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or any attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

Management of Cheniere Energy Partners, L.P.

Cheniere Energy Partners GP, LLC (“Cheniere GP”), as our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operation.

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Ben Guill, Lon McCain and Robert Sutcliffe, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the American Stock Exchange and the Exchange Act. In addition, the board of directors of our general partner has determined that Lon McCain and Ben Guill meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the American Stock Exchange, respectively.

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee.

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Ben Guill, Lon McCain and Robert Sutcliffe, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the American Stock Exchange, the Exchange Act and other federal securities laws. Any matters approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

Other

We do not have a nominating committee because the directors of our general partner manage our operations. The directors of our general partner are not elected by our unitholders and are not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operations.

We also do not have a compensation committee. We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates.

Directors and Executive Officers of Our General Partner

We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. The following sets forth information, as of February 25, 2008, regarding the individuals who currently serve on the board of directors and as officers of our general partner. Charif Souki, Stanley Horton, Don Turkleson and Walter Williams have served as directors of the general partner since 2006. Meg Gentle, Lon McCain and Robert Sutcliffe have served as directors of the general partner since 2007. Ben Guill was elected as a director of the general partner in January 2008.

Name	Age	Position with Our General Partner
Charif Souki	55	Director, Chairman of the Board and Chief Executive Officer
Stanley C. Horton	58	Director, President and Chief Operating Officer
Don A. Turkleson	53	Director, Senior Vice President and Chief Financial Officer
Meg A. Gentle	33	Director
Ben A. Guill	57	Director
Lon McCain	60	Director
Robert J. Sutcliffe	56	Director
Walter L. Williams	80	Director

Charif Souki is a director and Chief Executive Officer of our general partner. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University.

Stanley C. Horton is a director and President and Chief Operating Officer of our general partner. Mr. Horton is President and Chief Operating Officer of Cheniere. He has over 30 years of experience in the natural gas and energy industry. From November 2004 to April 2005, when he joined Cheniere, Mr. Horton served as President and Chief Operating Officer of Panhandle Energy, an owner and operator of 18,000 miles of interstate pipelines and the Lake Charles LNG receiving terminal. From June 2003 until November 2004, he was President and Chief Executive Officer of CrossCountry Energy, which holds interests in and operates natural gas pipeline businesses. From 1997 to June 2003, Mr. Horton was Chairman and Chief Executive Officer of Enron Transportation Services which had responsibility for all of Enron’s North American interstate natural gas pipeline and transmission line companies. Mr. Horton currently serves on the Board of Directors for the Interstate Natural Gas Association of America and was its Chairman in 2001. He also has chaired the Gas Industry Standards Board (2000) and the Natural Gas Council (2002). He previously served on the Board of Directors of Portland General Electric, an electric utility, and the Board of Directors of Elektro Eletricidade e Serviços S.A., a local electricity distribution company in Sao Paolo, Brazil. Mr. Horton received a B.S. in finance from the University of Florida and an M.S. in management from Rollins College.

Don A. Turkleson is a director and Senior Vice President and Chief Financial Officer of our general partner. Mr. Turkleson is Senior Vice President and Chief Financial Officer of Cheniere. He became a Senior Vice President of Cheniere in May 2004, relinquished the position of Treasurer of Cheniere in December 2004 and relinquished the position of Secretary in September 2006. He had served as Vice President, Chief Financial Officer, Secretary and Treasurer of Cheniere since December 1997. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President—Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. He is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

Meg A. Gentle is a director of our general partner. She has served as Vice President of Strategic Planning of Cheniere since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and development company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.

Ben A. Guill is a director of our general partner. He has served as a director of National Oilwell Varco, Inc., a publicly traded manufacturer of land-based and offshore oil drilling rigs, since 1999. He was President of First Reserve Corporation, a corporate manager of private investments focusing on energy and energy-related sectors from September 1998 until April 2007. Prior to joining First Reserve, Mr. Guill was managing director and co-head of Investment Banking at Simmons & Company International, an investment banking firm specializing in the oil service industry. Prior to that time, he was with Blyth Eastman Dillon & Company. Mr. Guill received his B.A. degree from Princeton University and an M.B.A. from the Wharton School of the University of Pennsylvania. He currently serves on the Board of Directors of Trico Marine Services, Inc., a marine support services company to the oil and gas industry.

Lon McCain is a director of our general partner. He was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Transzap, Inc., a provider of digital data and electronic payment solutions, and Crimson Exploration, Inc., an independent oil and gas company. Mr. McCain received a B.S. in business administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005.

Robert J. Sutcliffe is a director of our general partner. He is a lawyer and business advisor based in Los Angeles and is the Managing Director of Craftsman Capital Advisors LLC, a private financial advisory and business consulting firm specializing in representation of entrepreneurs and venture investors. Mr. Sutcliffe was, until 1989, a partner and chairman of the corporate practice group in the Los Angeles office of Brobeck, Phleger & Harrison, where his practice focused on venture capital, corporations and securities. He then served as Congressional Chief of Staff to the Honorable Christopher Cox of California until 1990. He formerly served as a director of Innovative Card Technologies, Inc., a public company that develops technologies to enhance payment card functionality, and as a director and non-executive Chairman of Miravant Medical Technologies, a public pharmaceutical development company. He also served as a director and executive officer of Digital Gene Technologies, Inc., a privately-held California corporation. Mr. Sutcliffe received a B.A. in political science and international relations from the University of California, Los Angeles and a J.D. from Harvard Law School.

Walter L. Williams is a director of our general partner. Mr. Williams has served as Vice Chairman of the board of directors of Cheniere since June 1999. He served as President and Chief Executive Officer of Cheniere from September 1997 until June 1999 and as Vice Chairman of the board of directors of Cheniere from July 1996 until September 1997. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil Company, a publicly-held Gulf Coast exploration and production company. Prior to that time, he was an independent petroleum consultant. Mr. Williams received a B.S. in petroleum engineering from Texas A&M University and is a Registered Engineer in Louisiana and Texas. He has served as a director and member of the Executive Committee of the Board of the Houston Museum of Natural Science. He currently serves on the advisory council of the School of Engineering at Texas A&M University.

Code of Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers the fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by the directors of our general partner. We intend to post changes to or waivers of our Code for the executive officers of our general partner on our website at www.cheniereenergypartners.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that all Section 16(a) filing requirements were met during 2007 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we will pay a non-accountable administrative fee of $10 million per year, subject to adjustment for inflation, commencing January 1, 2009. For a description of the services agreement, see Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8.

The board of directors of our general partner has adopted a long-term incentive plan for employees, consultants and directors of our general partner and employees and consultants of its affiliates who perform services for our general partner or its affiliates. The purpose of the plan is to enhance attraction and retention of qualified individuals who are essential for the successful operation of our partnership and to encourage them to align their interests with our interests through an equity ownership stake in us. For a description of the long-term incentive plan see Note 21 to Cheniere’s audited financial statements for the fiscal year ended December 31, 2007, included in Cheniere’s Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Compensation Committee Report

As discussed above, the board of directors of our general partner does not have a compensation committee. In fulfilling its responsibilities, the board of directors of our general partner, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the members of the Board of Directors of our General Partner:

Charif Souki

Stanley C. Horton

Don A. Turkleson

Meg A. Gentle

Ben A. Guill

Lon McCain

Robert J. Sutcliffe

Walter L. Williams

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2007.

Director Compensation

On May 29, 2007 (the “Grant Date”), the board of directors of our general partner approved an annual fee of $50,000 to each independent director of our general partner for services as a director. Annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; and $5,000 for the chairman of the conflicts committee, were also approved. All directors’ fees are pro-rated from the date of election to the board and are payable quarterly. In addition, on the Grant Date, the board of directors of the general partner granted Lon McCain and Robert Sutcliffe 12,000 phantom units pursuant to the terms of the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. They will receive an additional 3,000 phantom units annually on each anniversary of the Grant Date. Vesting will occur for one-fourth of the phantom units on each anniversary of the Grant Date beginning on the first anniversary of the Grant Date. Upon vesting, the phantom units will be payable in cash in an amount equal to the fair market value of a common unit on such date. The directors will receive no distributions and no distributions will accrue on the outstanding phantom units. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Mr. Guill was elected to the board of directors of our general partner and as a member of the audit committee and conflicts committee on January 16, 2008. In addition to the annual fees paid to the independent directors he received 12,000 phantom units on the date of his election to the board. His grant has the same terms as those grants made on May 29, 2007 except that his Grant Date is January 16, 2008. Mr. Guill was not a director during the 2007 fiscal year.

The following table shows the compensation of the directors for the 2007 fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charif Souki (2)	—	—	—	—	—	—	—
Stanley C. Horton (2)	—	—	—	—	—	—	—
Don A. Turkleson (2)	—	—	—	—	—	—	—
Meg A. Gentle (2)	—	—	—	—	—	—	—
Ben A. Guill (3)	—	—	—	—	—	—	—
Lon McCain (4)	$52,493	$28,105	—	—	—	—	$80,598
Robert J. Sutcliffe (4)	$45,931	$28,105	—	—	—	—	$74,036
Walter L. Williams (2)	—	—	—	—	—	—	—

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of the phantom units awarded on May 29, 2007. For discussion of valuation assumptions, see Note 21 to Cheniere’s audited financial statements for the fiscal year ended December 31, 2007, included in Cheniere’s Annual Report on Form 10-K filed with the SEC on February 26, 2008. The grant date fair value of 12,000 phantom units granted on May 29, 2007 to each director was $228,120. As of December 31, 2007, all of the phantom units were still outstanding. No other equity awards were held by the directors as of December 31, 2007.
(2)	Charif Souki, Stanley Horton and Don Turkleson are executive officers of our general partner and are also executive officers of Cheniere. Meg Gentle and Walter Williams are executive officer of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.
(3)	Mr. Guill was elected as a director on January 16, 2008. He did not receive any compensation in 2007.
(4)	Messrs. McCain and Sutcliffe are members of the Audit Committee. Mr. McCain is the Chairman of the Audit Committee. Mr. Sutcliffe is the Chairman of the Conflicts Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The limited partner interest in our partnership is divided into units. As of February 26, 2008 there were 26,416,357 common units outstanding and 135,383,831 subordinated units outstanding. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 26, 2008 by:

•	each person who beneficially owns more than 5% of the units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and named executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below is 700 Milam Street, Suite 800, Houston, Texas 77002.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage Of Subordinated Units Beneficially Owned	Percentage of Total Equity Securities Beneficially Owned
Cheniere Energy, Inc. (1)	10,891,357	41%	135,383,831	100%	89%
Cheniere LNG Holdings, LLC (2)	10,891,357	41%	135,383,831	100%	89%
Cheniere Subsidiary Holdings, LLC (3)	—	—	135,383,831	100%	82%
Charif Souki (4)	523,100	2%	—	—	*
Stanley C. Horton	10,000	*	—	—	*
Don A. Turkleson (5)	25,000	*	—	—	*
Meg A. Gentle	3,285	*	—	—	*
Ben A. Guill	—	—	—	—	—
Lon McCain	—	—	—	—	—
Robert J. Sutcliffe	—	—	—	—	—
Walter L. Williams	5,000	*	—	—	—
All named executive officers and directors as a group (8 persons)	566,385	2%	—	—	*

*	Less than 1%
(1)	Cheniere Energy, Inc. is the ultimate parent company of Cheniere LNG Holdings, LLC and Cheniere Subsidiary Holdings, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere LNG Holdings, LLC and Cheniere Subsidiary Holdings, LLC.
(2)	Cheniere LNG Holdings, LLC owns 100% of the equity interests in our general partner and an 89% limited partner interest in us either directly or through Cheniere Subsidiary Holdings, LLC, a wholly-owned subsidiary, and may, therefore, be deemed to beneficially own the units held by Cheniere Subsidiary Holdings, LLC.
(3)	Cheniere Subsidiary Holdings, LLC, a subsidiary of Cheniere LNG Holdings, LLC, holds an 82% limited partner interest in us. The subordinated units held by Cheniere Subsidiary Holdings have been pledged to Perry Principals Investments LLC, as lead arranger, under a Credit Agreement, dated May 31, 2007.
(4)	Mr. Souki holds 200,000 units directly and his wife and children own 323,100 units. Some or all of the units have been pledged.
(5)	Some of the units are subject to and are collateral for a credit facility.

Securities Authorized for issuance Under Equity Compensation Plans

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2007 with respect to this plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	1,250,000
Total			1,250,000

(1)	The phantom units that have been granted are payable in cash at the time of vesting in an amount equal to the fair market value of a common unit on such date.

For more information regarding this plan, see Note 21 to Cheniere’s audited financial statements for the fiscal year ended December 31, 2007, included in Cheniere’s Annual Report on Form 10-K filed with the SEC on February 26, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Prior to the issuance and sale of our units in 2007, the managers of our general partner approved the distributions and payments to be made to our general partner and its affiliates in connection with our ongoing operations and, in the event of, our liquidation. During our operational stage, we will generally make cash distributions to our unitholders, including our affiliates as further described in Item 5. Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Under the audit committee charter, effective upon the issuance and sale of our units in 2007, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related party transactions are in addition to those related party transactions described in Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8. Except as described below, such related party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an ISDA Master Agreement that provides Sabine Pass LNG the ability to hedge its future price risk from time to time. There are no current transactions under this agreement. The agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. No transaction will be entered into without prior approval of our general partner’s board of directors. No amounts were paid to Cheniere Marketing under this agreement during the fiscal year ended December 31, 2007.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement will be effective when the LNG terminal becomes operational. No amounts were paid to Cheniere Creole Trail Pipeline under this agreement during the fiscal year ended December 31, 2007.

The following related party transaction was not approved by the board of directors or audit committee of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement (CEA Tax Agreements)

In July 2007, Sabine Pass LNG entered into CEAs and a related agreement with Cheniere Marketing, as more fully described in Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8. No amounts were paid to Cheniere Marketing under this agreement during the fiscal year ended December 31, 2007.

Independent Directors

Because we are a limited partnership, the American Stock Exchange does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by the American Stock Exchange. The board of our general partner has determined that Ben Guill, Lon McCain and

Robert Sutcliffe are independent directors in accordance with the following American Stock Exchange independence standards. A director would not be independent if any of the following relationships exists:

•	a director who is, or during the past three years was, employed by the partnership, general partner or by any parent or subsidiary of the partnership or general partner;

•

a director who accepts, or has an immediate family member who accepts, any compensation from the partnership, general partner or by any parent or subsidiary of the partnership or general partner in excess of $100,000 during any twelve consecutive-month period or any of the past three fiscal years, other than compensation for board services, payments arising solely from investments in the partnership’s securities, compensation paid to an immediate family member who is a non-executive employee of the partnership, general partner or by any parent or subsidiary of the partnership or general partner, among other exceptions;

•

a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the partnership, general partner or by any parent or subsidiary of the partnership or general partner as an executive officer;

•

a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the partnership, general partner or any parent or subsidiary of the partnership or general partner made, or from which the partnership, general partner or any parent or subsidiary of the partnership or general partner received, payments (other than those arising solely from investments in our common units or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

•

a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the executive officers of the partnership, general partner or of any parent or subsidiary of the partnership or general partner serves on the compensation committee of such other entity; or

•

a director who is, or has an immediate family member who is, a current partner of the outside auditor of the partnership, general partner or parent or subsidiary of the partnership or general partner, or was a partner or employee of the outside auditor of the partnership, general partner or any parent or subsidiary of the partnership or general partner who worked on our audit at any time during any of the past three years.

Mr. Guill is on the M.D. Anderson advisory board. Cheniere and some individual officers and directors of Cheniere have made charitable contributions to M.D. Anderson. The board of directors of our general partner reviewed the total amount of charitable contributions M.D. Anderson receives annually, the amount of contributions made by Cheniere and certain of its officers and directors and the duties and responsibilities of the M.D. Anderson’s advisory board. The board of directors of the general partner has determined, after reviewing this information, that Mr. Guill is an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP served as our independent auditor for the fiscal year ending December 31, 2006. Ernst & Young LLP was appointed to serve as our independent auditor for the fiscal year ending December 31, 2007 effective March 1, 2007. The following table sets forth the fees billed to us by our independent accountants, Ernst & Young LLP and UHY LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

	Ernst & Young LLP		UHY LLP
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Audit Fees	$444,400	$—	$351,360	$115,031
Audit-Related Fees	—	—	—	4,475

Total	$444,400	$—	$351,360	$119,506

Audit Fees—Audit fees for the fiscal years ended December 31, 2007 and 2006 include attest services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for the fiscal years ended December 31, 2007 and 2006 were for due diligence, accounting assistance, and consultation concerning financial accounting and reporting standards.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal year ended December 31, 2007 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	48
Report of Independent Registered Public Accounting Firm—UHY LLP	49
Consolidated Combined Balance Sheet	50
Consolidated Combined Statement of Operations	51
Consolidated Combined Statement of Stockholders’ (Deficit) Equity	52
Consolidated Combined Statement of Cash Flows	53
Notes to Consolidated Combined Financial Statements	54
Supplemental Information to Consolidated Combined Financial Statements—Summarized Quarterly Financial Data	73

(2)	Financial Statement Schedules:

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

Exhibit No.	Description
2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1*	Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.2*	First Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.3*	Certificate of Formation of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.3 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

Exhibit No.	Description
3.4*	Second Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 8, 2007)

4.1*	Form of common unit certificate. (Incorporated by reference to Exhibit A to Exhibit 3.2 above)

4.2*	Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3*	Form of 7.25% Senior Secured Note due 2013 (Included as Exhibit A1 to Exhibit 4.2 above)

4.4*	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)

10.1*	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.4*	Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.5*	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6*	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.7*	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8*	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9*	Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.10*	Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.11*	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

Exhibit No.	Description
10.12*	Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.13*	Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 20, 2004)

10.14*	Change Orders 1 through 27 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.15 to Cheniere Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.15*	Change Orders 28, 29 and 31 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2006).

10.16*	Change Orders 30, 32 and 33 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006).

10.17*	Change Orders 34, 35, 36, 37 and 38 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2006).

10.18*	Change Order 39 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006).

10.19*	Change Order 40 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.31 of Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.20*	Change Order 41 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007).

10.21*	Change Order 42 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated January 18, 2007, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.19 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.22*	Change Order 43 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on April 3, 2007)

10.23*	Change Orders 44 and 45 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter March 31, 2007 (SEC File No. 001-16383), filed on May 8, 2007)

Exhibit No.	Description
10.24*	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.25*	Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.26*	Change Orders 51 and 52 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.26 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.27*	Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.28*	Change Order 1 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.29*	Change Orders 2 and 3 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.38 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.30*	Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.31*	Change Orders 5, 6, 7 and 8 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.35 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.32*	Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.33*	Change Order 1, 2 and 3 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.37 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

Exhibit No.	Description
10.34*	Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.35	[Reserved]

10.36*	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.37*	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter September 30, 2007 (SEC File No. 001-16383), filed on November 6, 2007)

10.38*	Change Order 7 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.42 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.39*	First Amended and Restated Credit Agreement, dated July 21, 2006, among Sabine Pass LNG, L.P., Société Générale, HSBC Bank USA, National Association and the Lenders named thereto. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.40*	Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.41*	Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.42*	Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.43*	Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.44*	Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.	Description
10.45*	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.46*	Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.47*	Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.48*	Management Services Agreement, dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.49*	Services Agreement between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.50*	Services and Secondment Agreement between Cheniere LNG O&M Services, L.P. and Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.51*	Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.52*	Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.53*†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.54*†	Form of Restricted Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.55*†	Form of Restricted Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.56*†	Form of Director Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.41 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.57*†	Form of Units Option Agreement for employees and consultants (three-year). (Incorporated by reference to Exhibit 10.42 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

Exhibit No.	Description
10.58*†	Form of Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.59*†	Form of Phantom Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.60*†	Form of Phantom Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.61*†	Form of Phantom Units Agreement. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.62*†	Summary of Compensation to Independent Directors. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.63*	Share Purchase Agreement, dated December 7, 2007, between Mercuria Energy Holding, B.V. and Cheniere LNG Services, Inc. (Incorporated by reference to Exhibit 10.94 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

21.1	Subsidiaries of Cheniere Energy Partners, L.P.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC,
its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer and Chairman of the Board

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI Charif Souki	Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	February 26, 2008

/s/ STANLEY C. HORTON Stanley C. Horton	President and Chief Operating Officer, Director (Principal Operating Officer)	February 26, 2008

/s/ DON A. TURKLESON Don A. Turkleson	Senior Vice President & Chief Financial Officer, Director (Principal Financial and Accounting Officer)	February 26, 2008

/s/ MEG A. GENTLE Meg A. Gentle	Director	February 26, 2008

/s/ BEN A. GUILL Ben A. Guill	Director	February 26, 2008

/s/ LON MCCAIN Lon McCain	Director	February 26, 2008

/s/ ROBERT J. SUTCLIFFE Robert J. Sutcliffe	Director	February 26, 2008

/s/ WALTER L. WILLIAMS Walter L. Williams	Director	February 26, 2008