Form 10-Q
period 2008-03-31
Cheniere Energy Partners, L.P.
filed 2008-05-09
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer    ☐            Accelerated filer  ☐

Non-accelerated filer  ☒             Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of May 1, 2008.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	$13
Restricted cash and cash equivalents	193,460	191,179
Accounts and interest receivable	6,085	5,584
Advances to affiliate	2,533	1,709
Prepaid expenses and other	971	432

TOTAL CURRENT ASSETS	203,059	198,917
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	298,815	453,843
NON-CURRENT RESTRICTED TREASURY SECURITIES	63,923	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	1,267,647	1,127,289
DEBT ISSUANCE COSTS, NET	28,959	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	31,781	28,497
PREPAID LNG CARGO FOR COMMISSIONING—AFFILIATE	25,590	—
OTHER	2,723	2,614

TOTAL ASSETS	$1,922,497	$1,904,978

LIABILITIES AND PARTNERS’ OR OWNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$312	$63
Accounts payable—affiliate	1,651	—
Accrued liabilities	88,264	52,309
Accrued liabilities—affiliate	4,507	1,048
Derivatives payable	830	—

TOTAL CURRENT LIABILITIES	95,564	53,420
LONG-TERM DEBT	2,032,000	2,032,000
LONG-TERM DEBT – AFFILIATE	1,100	645
DEFERRED REVENUE	42,583	42,583
OTHER NON-CURRENT LIABILITIES	4,739	3,847
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ OR OWNERS’ CAPITAL (DEFICIT)
Owners’ deficit, including deficit accumulated during development stage of $135,919 at March 31, 2008 and $121,404 at December 31, 2007	—	—
Common unitholders (26,416,357 units issued and outstanding at March 31, 2008)	20,374	33,923
Subordinated unitholders (135,383,831 units issued and outstanding at March 31, 2008)	(266,655)	(254,752)
General partner interest (2% interest with 3,302,045 units issued and outstanding at March 31, 2008)	(7,208)	(6,688)

TOTAL PARTNERS’ OR OWNERS’ DEFICIT	(253,489)	(227,517)

TOTAL LIABILITIES AND PARTNERS’ OR OWNERS’ DEFICIT	$1,922,497	$1,904,978

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
REVENUES	$—	$—	$—
EXPENSES
Legal	63	—	2,447
Professional	475	131	3,015
Technical consulting	—	—	4,577
Land site rental	405	401	3,437
Depreciation expense	19	20	117
Labor and overhead charge from affiliate	2,762	1,324	18,529
Phase 2–Stage 1 development reimbursement to affiliate	—	—	4,527
Other	376	10	2,408

TOTAL EXPENSES	4,100	1,886	39,057

LOSS FROM OPERATIONS	(4,100)	(1,886)	(39,057)
OTHER INCOME (EXPENSE)
Interest income	6,703	14,845	68,375
Interest expense	(16,298)	(25,817)	(120,422)
Loss on early extinguishment of debt	—	—	(23,761)
Derivative loss, net	(830)	—	(21,064)
Other	10	—	10

TOTAL OTHER EXPENSE	(10,415)	(10,972)	(96,862)

NET LOSS	$(14,515)	$(12,858)	$(135,919)

Less:
Net loss through March 25, 2007		(12,128)

Net loss for partners from March 26, 2007 through March 31, 2007		$(730)

Allocation of net loss:
Limited partners’ interest	(14,225)	(715)
General partner’s interest	(290)	(15)

Net loss for partners	$(14,515)	$(730)

Basic and diluted net loss per common unit	$(0.09)	$—

Weighted average number of limited partner units outstanding from the beginning of the period through March 31, 2008 and 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416	26,416
Subordinated units	135,384	135,384

	161,800	161,800

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	Partners’ Capital	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unit holders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through December 31, 2007	—	(5,892)	(30,196)	(736)	(36,824)
Distributions	—	(23,193)	—	(476)	(23,669)

Balance at December 31, 2007	$—	$33,923	$(254,752)	$(6,688)	$(227,517)
Net loss	—	(2,322)	(11,903)	(290)	(14,515)
Distributions	—	(11,227)	—	(230)	(11,457)

Balance at March 31, 2008	$—	$20,374	$(266,655)	$(7,208)	$(253,489)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,515)	$(12,858)	$(135,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	20	117
Non-cash derivative loss	—	—	(339)
Interest income on restricted cash and cash equivalents	(7,202)	(14,845)	(56,840)
Use of restricted cash and cash equivalents	406	—	103,449
Amortization of debt issuance costs	949	950	5,437
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,071	26,551	18,101
Accounts payable and accrued liabilities—affiliate	3,882	(147)	4,942
Deferred revenue	—	—	42,583
Interest receivable and other	(33)	10	(4,646)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(423)	(319)	635
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	148,074	81,465	(550,826)
LNG terminal construction-in-process	(108,447)	(73,015)	(1,163,736)
Prepayment to affiliate for LNG cargo for commissioning	(25,590)	—	(25,590)
Advances under long-term contracts	(13,212)	(6,555)	(58,848)
Investment in restricted treasury securities	—	(98,442)	(63,923)
Other	(825)	(948)	(2,821)

NET CASH USED IN INVESTING ACTIVITIES	—	(97,495)	(1,865,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Use of restricted cash and cash equivalents	11,469	—	12,194
Borrowings from long-term note – affiliate	397	—	1,029
Proceeds from issuance of common units	—	98,442	98,442
Debt issuance costs	(13)	(634)	(61,798)
Proceeds from issuance of Sabine Pass LNG notes	—	—	2,032,000
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owners	(11,456)	—	(413,472)
Affiliate payable	24	11	35,152
Capital contributions by partner	—	—	161,572

NET CASH PROVIDED BY FINANCING ACTIVITIES	421	97,819	1,865,119

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	5	10
CASH AND CASH EQUIVALENTS—beginning of period	12	7	—

CASH AND CASH EQUIVALENTS—end of period	$10	$12	$10

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of March 31, 2008, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the partnership through its wholly-owned subsidiaries, Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”), Cheniere Common Units Holding, LLC and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Cheniere LNG Holdings, LLC (“Holdings”), as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

•

Sabine Pass LNG is a Delaware limited partnership formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, which owns the entire interest in the Sabine Pass LNG receiving terminal. Sabine Pass LNG is in the development stage, and the purpose of this limited partnership is to own and operate the Sabine Pass LNG receiving terminal.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The accompanying unaudited Consolidated Combined Financial Statements of Cheniere Partners have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results for the year ended December 31, 2008.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation. As of March 31, 2008, we had a cumulative net loss of $135.9 million.

NOTE 3—Prepaid LNG Cargo for Commissioning – Affiliate

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Combined Balance Sheet as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

In March 2008, Sabine Pass LNG had purchased from an affiliate but not yet received title of the initial LNG commissioning cargo for the Sabine Pass LNG receiving terminal. The LNG cargo was loaded into a chartered LNG vessel and in route to the Sabine Pass LNG receiving terminal as of March 31, 2008. At March 31, 2008, we had $25.6 million recorded as Prepaid LNG Cargo for Commissioning—Affiliate on our Consolidated Balance Sheet.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—Restricted Cash and Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2.0 billion of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 8—“Long-term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account for approximately $887 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Combined Balance Sheets. As of March 31, 2008 and December 31, 2007, $42.4 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $234.2 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Consolidated Combined Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2 billion Sabine Pass LNG notes (see Note 8—“Long-term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account of $335.0 million related to future interest payments on the Sabine Pass LNG notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Combined Balance Sheets. As of March 31, 2008 and December 31, 2007, $151.0 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and $64.2 million and $61.8 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash, respectively.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of March 31, 2008, we classified the $63.9 million balance of U.S. treasury securities as non-current restricted U.S. treasury securities on our Consolidated Combined Balance Sheet, as these securities had original maturities greater than three months.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	March 31, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,266,410	$1,126,162
LNG site and related costs, net	189	191

Total LNG terminal costs	1,266,599	1,126,353
FIXED ASSETS
Computer and office equipment	203	203
Vehicles	522	522
Machinery and equipment	620	411
Other	79	68
Accumulated depreciation	(376)	(268)

Total fixed assets, net	1,048	936

PROPERTY, PLANT AND EQUIPMENT, NET	$1,267,647	$1,127,289

Once the Sabine Pass LNG receiving terminal is constructed, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the three months ended March 31, 2008 and 2007, and from date of inception through March 31, 2008, we capitalized $22.4 million, $12.9 million and $116.2 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively.

NOTE 6—Advances Under Long-term Contracts

We have entered into certain engineering, procurement and construction contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of March 31, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $31.8 million and $28.5 million, respectively.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Accrued Liabilities

As of March 31, 2008 and December 31, 2007, accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Interest and related debt fees	$50,761	$13,005
LNG terminal construction costs	37,205	39,051
Affiliate	4,507	1,048
Other	298	253

	$92,771	$53,357

NOTE 8—Long-term Debt

As of March 31, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Sabine Pass LNG notes	$2,032,000	$2,032,000
Long-term note to affiliate	1,100	645

Total long-term debt	$2,033,100	$2,032,645

Sabine Pass LNG Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2.0 billion of Sabine Pass LNG notes, consisting of $550.0 million of the 2013 Notes and $1.5 billion of the 2016 Notes.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of March 31, 2008, was $1.1 million.

NOTE 9—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. In May 2007, Holdings contributed all of its 135,383,831 subordinated units that it received in connection with the initial public offering to Subsidiary Holdings, and in April 2008, Holdings contributed all of its 10,891,357 common units that it received in connection with the initial public offering to Cheniere Common Units Holding, LLC.

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

NOTE 10—Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2008
Derivatives payables	$830	$—	$—	$830

Total liabilities at fair value	$830	$—	$—	$830

Derivatives payables reflect positions held by Sabine Pass LNG related to natural gas swaps entered into to fix the expected gross margin from sales of excess LNG purchased for commissioning and performance testing.

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on the Consolidated Combined Balance Sheets for Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, Accounts Receivable, Interest Receivable, and Accounts Payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$532,125	$550,000	$525,250
2016 Notes (1)	1,482,000	1,441,245	1,482,000	1,404,195
Note to Affiliate (2)	1,100	1,100	645	645
Restricted Treasury Securities (3)	63,923	68,156	63,923	66,984

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2008 and December 31, 2007, as applicable.
(2)	The Note to Affiliate bears interest at a fixed 7.50% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of March 31, 2008 and December 31, 2007, as applicable.
(3)	The fair value of our Restricted U.S. Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2008 and December 31, 2007, as applicable.

NOTE 11—Related Party Transactions

As of March 31, 2008 and December 31, 2007, we had $2.5 million and $1.7 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $15.7 million.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Service Agreements

Operation and Maintenance Agreement

In February 2005, Sabine Pass LNG entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and O&M Services at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse O&M Services for expenditures incurred by O&M Services on behalf of Sabine Pass LNG for operating expenses, which are comprised primarily of labor expenses.

Upon the closing of the Cheniere Partners Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement. Under the O&M Agreement, we paid $0.3 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $3.4 million.

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass GP, which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the terminal use agreement (“TUA”) with Total LNG USA, Inc. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement (the “General Partner MSA”) with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal. Under the Sabine Pass LNG MSA, we paid $1.0 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $12.3 million.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, Inc. (“Cheniere Marketing”), an indirect wholly owned subsidiary of Cheniere, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to Other Assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Consolidated Combined Balance Sheets. As of March 31, 2008 and December 31, 2007, we had $2.6 million of Other Assets and Deferred Revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In September 2007, Sabine Pass LNG entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission the Sabine Pass LNG receiving terminal at the end of the construction process. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not sell any natural gas to Cheniere Marketing under this contract during the three months ended March 31, 2008.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sale of Natural Gas from Boil-off

In September 2007, Sabine Pass LNG entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in the Sabine Pass LNG receiving terminal at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not sell any natural gas to Cheniere Marketing under this contract during the three months ended March 31, 2008.

Purchase of Natural Gas for Fuel

In September 2007, Sabine Pass LNG entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not purchase any natural gas from Cheniere Marketing under this contract during the three months ended March 31, 2008.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing to procure and deliver to the Sabine Pass LNG receiving terminal the LNG cargoes it requires for commissioning. Sabine Pass LNG will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During the three months ended March 31, 2008, Sabine Pass LNG prepaid $25.6 million to Cheniere Marketing under this contract for its initial LNG commissioning cargo but had not yet received title to the LNG as of March 31, 2008.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that Sabine Pass LNG provides its customers at the Sabine Pass LNG receiving terminal, Sabine Pass LNG retains 2% of the LNG that customers bring to the Sabine Pass LNG receiving terminal, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. Sabine Pass LNG did not sell any excess retainage to Cheniere Marketing under this contract during the three months ended March 31, 2008.

Contract for the Exclusive Use of a LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, Sabine Pass LNG entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until the Sabine Pass LNG receiving terminal’s commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. For the three months ended March 31, 2008, we capitalized $11.9 million related to LNG vessel costs under this contract.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, Sabine Pass LNG entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until the Sabine Pass LNG receiving terminal’s commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. For the three months ended March 31, 2008, we capitalized $1.3 million related to tug costs under this contract.

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

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
Cash paid for interest, net of amounts capitalized	$—	$—	$93,642
Construction-in-process additions recorded as accrued liabilities	$70,825	$46,760	$70,825

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

statements relating to the construction and operation of the Sabine Pass liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks;

•	statements relating to the construction and operation of facilities related to the Sabine Pass LNG receiving terminal;

•	our expected receipt of cash distributions from Sabine Pass LNG, L.P. (“Sabine Pass LNG”);

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements;

•

statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned or marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•	statements regarding any business strategies, any business plans or any other plans, forecasts, projections or objectives, any or all of which are subject to change;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. (“Cheniere Energy”) and its affiliates;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering, and to certain entities under common control prior to March 26, 2007, unless otherwise stated or indicated by context.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

OVERVIEW OF OPERATIONS

Through our wholly-owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel. We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving $5 million of revenues from operations in the second quarter of 2008 when Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, is anticipated to begin making capacity reservation fee payments under its TUA with Sabine Pass LNG.

As of March 31, 2008, we had completed construction of 99% of the Sabine Pass LNG receiving terminal, consisting of an initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf. We commenced commissioning of the Sabine Pass LNG receiving terminal in April 2008 and anticipate commencing commercial operations during the second quarter of 2008. However, we may elect to defer obtaining the remaining LNG cargoes required to complete commissioning if we believe that better pricing will be obtainable in mid-2008, in which event commencement of commercial operations may be deferred into the third quarter of 2008. Construction on the Sabine Pass LNG receiving terminal for the remaining 1.4 Bcf/d of send out capacity and 6.7 Bcf of storage capacity was 67% complete as of March 31, 2008, and we anticipate achieving full operability of the Sabine Pass LNG receiving terminal, with a total send out capacity of approximately 4.0 Bcf/d and total storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

We will contemplate making a final investment decision to commence construction of the Cheniere Southern Trail Pipeline upon, among other things, entering into acceptable commercial arrangements, receiving the Federal Energy Regulatory Commission’s authorization to construct and operate the pipeline and obtaining adequate financing to construct the Cheniere Southern Trail Pipeline.

LIQUIDITY AND CAPITAL RESOURCES

Construction Costs

Our estimated aggregate cost to construct the Sabine Pass LNG receiving terminal is approximately $1.4 billion, before financing costs, with $1.2 billion having been incurred as of March 31, 2008. Our remaining construction costs, including the costs of commissioning, are anticipated to be funded from $276.7 million of restricted cash and cash equivalents that were in a designated construction account as of March 31, 2008.

TUA Revenues

Beginning in 2009, each of the customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operations, capacity reservation fee TUA payments will be made by the following Sabine Pass LNG customers:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG, L.P. (“Sabine Pass LNG”) aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during 2008 after the Sabine Pass LNG receiving terminal commences commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital, and no credit rating. Cheniere Energy, which has a non-investment grade corporate rating, has guaranteed the obligations of Cheniere Marketing under its TUA. Cheniere Energy has announced that it is downsizing Cheniere Marketing’s LNG and natural gas marketing business activities.

Available Cash

As of March 31, 2008, we had minimal unrestricted cash and cash equivalents. However, we had $556.2 million in restricted cash and cash equivalents and U.S. treasury securities, which were designated for the following purposes: $276.7 million for the remaining construction costs of the Sabine Pass LNG receiving terminal; $215.2 million for interest payments through May 2009 related to the Sabine Pass LNG notes described below; and $64.3 million for cash distributions through the distribution made in respect of the quarter ending June 2009 to our common unitholders and related distributions to our general partner.

Regardless of whether we receive revenues from Cheniere Marketing under its TUA (or Cheniere Energy, on its guarantee), we expect to have sufficient cash flow from our Total and Chevron TUAs to meet our operating expenditures, debt service requirements and, subject to declaration by our board of directors, distributions on all of our common and general partner units; however, if Sabine Pass LNG does not receive revenues from Cheniere Marketing’s TUA or a replacement revenue source after March 31, 2009, the fixed charge coverage ratio test under the Sabine Pass LNG Senior Notes indenture may not be satisfied. Until the fixed charge coverage ratio test for a given quarter is met, Sabine Pass LNG will not be permitted to make distributions to us and we will not be able to make corresponding distributions to our unitholders. During any period when Sabine Pass LNG is not permitted to make distributions to us, our common unitholders will be entitled to accrue any distribution arrearages owed on their units, which will be distributable to them once the fixed charge coverage ratio test is satisfied and we receive cash from Sabine Pass LNG.

Future Uses of Cash

Sabine Pass LNG Notes

Interest payments of approximately $75.5 million are due on May 30 and November 30 of each year on the $2,032.0 million of Sabine Pass LNG senior secured notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1,482.0 million of 7.50% Senior Secured Notes due 2016. Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. As of March 31, 2008, we had $215.2 million in an interest reserve account as restricted cash and cash equivalents for interest payments through May 2009 related to the Sabine Pass LNG notes. Beginning with the payment due November 30, 2009, we intend to make interest payments primarily from operating cash flows.

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from a $98.4 million distribution reserve that was funded with proceeds from our initial public offering and are held as restricted cash and cash equivalents. After the quarter ended June 30, 2009, we intend to pay distributions to our unitholders primarily from operating cash flows. After payment of the distributions with respect to the three months ended March 31, 2008, $64.3 million remained in the distribution reserve.

Services Agreements

Sabine Pass LNG has entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere Energy pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010) under the agreement. The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

Sabine Pass LNG has also entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner has been appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the foregoing operation and maintenance agreement. Sabine Pass LNG’s general partner has correspondingly entered into a management services agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy, pursuant to which Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under its management services agreement. Prior to substantial completion of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Sabine Pass LNG’s general partner is required to pay Cheniere Terminals for all amounts that it receives under its management services agreement with Sabine Pass LNG.

We entered into a services agreement with Cheniere Terminals pursuant to which we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services for our benefit following the closing of our initial public offering. In addition, we will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the three months ended March 31, 2008, we paid an aggregate of $1.3 million under the foregoing services agreement from restricted cash and cash equivalents. Until substantial completion of the Sabine Pass LNG receiving terminal and revenues are received under the TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of March 31, 2008 was $1.1 million.

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere Energy. Under this agreement, Cheniere Energy has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere Energy, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere Energy an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere Energy and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. We do not expect to make any tax payments under this agreement for 2008.

Historical Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2007 and 2008, and the period from October 20, 2003 (date of inception) to March 31, 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands):

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$159,543	$81,465	$12,194
Borrowings from debt	—	—	2,415,400
Capital contribution by partner	—	—	161,572
Proceeds from issuance of common units in partnership	—	98,442	98,442
Affiliate payable	24	11	35,152
Borrowings from debt—affiliate	397	—	1,029
Proceeds from subordinated note—affiliate	—	—	37,377
Operating cash flow	—	—	635

Total sources of cash and cash equivalents	159,964	179,918	2,761,801

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(108,447)	(73,015)	(1,163,736)
Prepayment to affiliate for LNG cargo for commissioning	(25,590)	—	(25,590)
Investment in restricted cash and cash equivalents	—	—	(550,826)
Investment in restricted treasury securities	—	(98,442)	(63,923)
Repayment of debt	—	—	(420,777)
Distributions to owners	(11,456)	—	(413,472)
Debt issuance costs	(13)	(634)	(61,798)
Advances under long-term contracts	(13,212)	(6,555)	(58,848)
Operating cash flow	(423)	(319)	—
Other	(825)	(948)	(2,821)

Total uses of cash and cash equivalents	(159,966)	(179,913)	(2,761,791)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	5	10
CASH AND CASH EQUIVALENTS—beginning of period	12	7	—

CASH AND CASH EQUIVALENTS—end of period	$10	$12	$10

Use of restricted cash and cash equivalents

Under the indenture governing the Sabine Pass LNG notes, a portion of the proceeds from the Sabine Pass LNG notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Sabine Pass LNG notes are used, they are presented as a source of cash and cash equivalents. In the three months ended March 31, 2008 and 2007, the $160.0 million and $179.9 million, respectively, of restricted cash and cash equivalents were primarily used to pay for construction activities at the Sabine Pass LNG receiving terminal.

LNG terminal construction-in-process

Capital expenditures for the Sabine Pass LNG receiving terminal were $108.4 million, $73.0 million and $1,163.7 million in the three months ended March 31, 2008 and 2007, and the period from October 20, 2003 (inception) to March 31, 2008, respectively. Our capital expenditures increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of increased construction activity in preparation for the commissioning process at the Sabine Pass LNG receiving terminal.

Prepayment to affiliate for LNG cargo for commissioning

During the three months ended March 31, 2008, Sabine Pass LNG made a prepayment to Cheniere Marketing for the purchase of its first cargo of LNG to be used for the commissioning of the Sabine Pass LNG receiving terminal. The commissioning process is required near the end of construction to perform testing and commissioning and to establish the LNG heel in each LNG storage tank.

Advances under long-term contracts

Advances under long-term contracts increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of increased payments for Sabine Pass LNG receiving terminal equipment that will be received in the future.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Overall Operations

Our consolidated combined net loss was $14.5 million in the three months ended March 31, 2008, a 13% increase from our net loss in the three months ended March 31, 2007. The increase in the net loss was primarily due to additional labor and overhead charges from an affiliate and decreased interest income, which was partially offset by decreased interest expense.

Labor and Overhead Charges from Affiliate

Labor and overhead charges increased $1.4 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily related to employees hired who will ultimately be operating the Sabine Pass LNG receiving terminal.

Interest Income

Interest income decreased $8.1 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was a result of less restricted cash invested during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest Expense

Interest expense decreased $9.5 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease in interest expense primarily resulted from an increase in interest expense subject to capitalization in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

OTHER MATTERS

Critical Accounting Estimates and Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Combined Balance Sheets as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

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

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We recorded our derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements, as management did not elect the fair value option for any financial instruments or certain other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS 157 did not have a material impact on the Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Combined Balance Sheets.

Sabine Pass LNG Derivative Commodity Price Risk

Sabine Pass LNG entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to mitigate the price risk exposure related to the commissioning cargo purchased by Cheniere Marketing in the first quarter of 2008 that is expected to be sold as part of the testing phase of the commissioning process. Sabine Pass LNG entered into a total of 2,000,000 MMBtu of June 2008 NYMEX swaps with two counterparties for which it will receive fixed prices of $9.758 to $9.763 per MMBtu. At March 31, 2008, the value of the derivatives was a liability of $0.8 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of March 31, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Change Order 8 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2008)

10.2	Change Orders No. 53 through 56 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2008).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: May 8, 2008