Form 10-Q
period 2008-06-30
Cheniere Energy Partners, L.P.
filed 2008-08-11
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of August 1, 2008.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	$13
Restricted cash and cash equivalents	183,913	191,179
Accounts and interest receivable	2,950	5,584
Accounts receivable—affiliate	20,909	—
Advances to affiliate	33,466	1,709
Prepaid expenses and other	7,013	432

Total current assets	248,259	198,917
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	38,715	453,843
NON-CURRENT RESTRICTED TREASURY SECURITIES	42,206	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	1,417,341	1,127,289
DEBT ISSUANCE COSTS, NET	28,010	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	10,378	28,497
ADVANCES TO AFFILIATE – LNG HELD FOR COMMISSIONING	64,459	—
LNG HELD FOR COMMISSIONING	957	—
OTHER	5,045	2,614

Total assets	$1,855,370	$1,904,978

LIABILITIES AND PARTNERS’ OR OWNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,574	$63
Accrued liabilities	50,568	52,309
Accrued liabilities—affiliate	3,574	1,048
Derivative liabilities—affiliate	7,740	—

Total current liabilities	63,456	53,420
LONG-TERM DEBT	2,032,000	2,032,000
LONG-TERM DEBT – AFFILIATE	1,486	645
DEFERRED REVENUE	44,971	42,583
OTHER NON-CURRENT LIABILITIES	2,914	3,847
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ OR OWNERS’ DEFICIT
Owners’ deficit, including deficit accumulated during development stage of $160,432 at June 30, 2008 and $121,404 at December 31, 2007	—	—
Common unitholders (26,416,357 units issued and outstanding at June 30, 2008)	5,225	33,923
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2008)	(286,755)	(254,752)
General partner interest (2% interest with 3,302,045 units issued and outstanding at June 30, 2008)	(7,927)	(6,688)

Total partners’ or owners’ deficit	(289,457)	(227,517)

Total liabilities and partners’ or owners’ deficit	$1,855,370	$1,904,978

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007	2008	2007
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	24	76	88	76	2,471
Professional	225	71	799	202	3,240
Technical consulting	—	—	—	—	4,577
Land site rental	341	370	746	771	3,778
Depreciation expense	19	43	37	64	136
Labor and overhead charge from affiliate	1,546	2,268	4,309	3,592	20,075
Phase 2—Stage 1 development reimbursement to affiliate	—	—	—	—	4,527
Public relations	50	—	50	—	1,311
Other	543	46	819	55	1,690

TOTAL EXPENSES	2,748	2,874	6,848	4,760	41,805

LOSS FROM OPERATIONS	(2,748)	(2,874)	(6,848)	(4,760)	(41,805)
OTHER INCOME (EXPENSE)
Interest income	3,346	14,549	10,049	29,394	71,721
Interest expense, net	(13,594)	(23,666)	(29,893)	(49,483)	(134,017)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative loss, net	(11,537)	—	(12,367)	—	(32,600)
Other	20	—	31	—	30

TOTAL OTHER EXPENSE	(21,765)	(9,117)	(32,180)	(20,089)	(118,627)

NET LOSS	$(24,513)	$(11,991)	$(39,028)	$(24,849)	$(160,432)

Less:
Net loss through March 25, 2007				(12,128)

Net loss for partners from March 26, 2007 through June 30, 2007				$(12,721)

Allocation of net loss:
Limited partners’ interest	(24,023)	(11,751)	(38,247)	(12,467)
General partner’s interest	(490)	(240)	(781)	(254)

Net loss for partners	$(24,513)	$(11,991)	$(39,028)	$(12,721)

Basic and diluted net loss per limited partner unit	$(0.15)	$(0.07)	$(0.24)	$(0.08)

Weighted average number of limited partner units outstanding from the beginning of the period through June 30, 2007 used for basic and diluted net loss per unit calculation:
Common units	26,416	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384	135,384

	161,800	161,800	161,800	161,800

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	Partners’ Deficit	Common Units	Subordinated Units	General Partner Units	Total
Balance at October 20, 2003	$—	$—	$—	$—	$—
Net loss	(2,763)	—	—	—	(2,763)

Balance at December 31, 2003	(2,763)	—	—	—	(2,763)
Distributions	(10,000)	—	—	—	(10,000)
Net loss	(4,654)	—	—	—	(4,654)

Balance at December 31, 2004	(17,417)	—	—	—	(17,417)
Capital contributions	161,562	—	—	—	161,562
Rescinded distribution	10,000	—	—	—	10,000
Change in fair value of derivative instrument	1,814	—	—	—	1,814
Net loss	(4,263)	—	—	—	(4,263)

Balance at December 31, 2005	151,696	—	—	—	151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unitholders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through December 31, 2007	—	(5,892)	(30,196)	(736)	(36,824)
Distributions	—	(23,193)	—	(476)	(23,669)

Balance at December 31, 2007	—	33,923	(254,752)	(6,688)	(227,517)
Net loss	—	(6,244)	(32,003)	(781)	(39,028)
Distributions	—	(22,454)	—	(458)	(22,912)

Balance at June 30, 2008	$—	$5,225	$(286,755)	$(7,927)	$(289,457)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,028)	$(24,849)	$(160,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	64	135
Non-cash derivative loss	7,740	—	7,401
Interest income on restricted cash and cash equivalents	(12,136)	(29,394)	(61,774)
Use of restricted cash and cash equivalents	67,988	64,254	171,031
Amortization of debt issuance costs	1,898	1,895	6,386
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,571	(11,849)	5,601
Accounts payable and accrued liabilities—affiliate	2,526	(217)	3,586
Accounts and interest receivable	2,634	—	(2,592)
Deferred revenue	2,388	—	44,971
Advances to affiliate	(31,757)	—	(31,757)
Prepaid and other	(6,689)	16	(6,075)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(828)	(80)	231
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	365,335	219,199	(333,565)
LNG terminal construction-in-process	(292,447)	(215,340)	(1,347,735)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal contruction-in-process	(64,459)	—	(64,459)
Purchases of LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(957)	—	(957)
Advances under long-term contracts	(7,472)	(13,956)	(53,109)
Investment in restricted treasury securities	—	(86,304)	(63,923)
Other	—	(1,285)	(1,996)

NET CASH USED IN INVESTING ACTIVITIES	—	(97,686)	(1,865,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Use of restricted cash and cash equivalents	22,925	641	23,650
Borrowings from long-term note—affiliate	815	79	1,460
Proceeds from issuance of common units	—	98,442	98,442
Debt issuance costs	(13)	(641)	(61,798)
Proceeds from issuance of Sabine Pass LNG notes	—	—	2,032,000
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owners	(22,912)	(756)	(424,928)
Affiliate payable	8	13	35,123
Capital contributions by partner	—	—	161,572

NET CASH PROVIDED BY FINANCING ACTIVITIES	823	97,778	1,865,521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	12	8
CASH AND CASH EQUIVALENTS—beginning of period	13	7	—

CASH AND CASH EQUIVALENTS—end of period	$8	$19	$8

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of June 30, 2008, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the partnership through its wholly-owned subsidiaries, Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”), Cheniere Common Units Holding, LLC and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Cheniere LNG Holdings, LLC (“Holdings”), as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The accompanying unaudited Consolidated Combined Financial Statements of Cheniere Partners have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results for the year ending December 31, 2008.

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal and commencement of commercial operation. As of June 30, 2008, we had a cumulative net loss of $160.4 million since inception.

NOTE 3—Advances to Affiliate-LNG Held for Commissioning and LNG Held for Commissioning

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down – A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel – A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning – The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased directly by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as LNG Held for Commissioning. LNG purchased on Sabine Pass LNG’s behalf by Cheniere Marketing that has been funded by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning (see Note 11—Related Party Transactions); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all redelivered LNG and remits the net proceeds from such sales back to Sabine Pass LNG. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2008, Sabine Pass LNG or Cheniere Marketing on its behalf had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and we have unloaded the LNG into the Sabine Pass LNG receiving terminal. As of June 30, 2008, our Advances to Affiliate—LNG Held for Commissioning were $64.5 million and our LNG Held for Commissioning was $1.0 million.

NOTE 4—Restricted Cash and Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 8—“Long-term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account for approximately $887 million to pay construction costs for the Sabine Pass LNG receiving terminal. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, $42.6 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $26.8 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Consolidated Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032.0 million Sabine Pass LNG notes (see Note 8—“Long-term Debt”). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund a cash reserve account of $335.0 million related to future interest payments on the Sabine Pass LNG notes through May 2009. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, $141.3 million and $151.0 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, respectively. As of December 31, 2007, $61.8 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2008 and December 31, 2007, we classified the $42.2 million and $63.9 million balance of U.S. treasury securities as non-current restricted U.S. treasury securities on our Consolidated Balance Sheets, respectively, as these securities had original maturities greater than three months.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,416,187	$1,126,162
LNG site and related costs, net	187	191

Total LNG terminal costs	$1,416,374	$1,126,353

FIXED ASSETS
Computers and office equipment	$204	$203
Vehicles	421	522
Machinery and equipment	751	411
Other	84	68
Accumulated depreciation	(493)	(268)

Total fixed assets, net	$967	$936

PROPERTY, PLANT AND EQUIPMENT, net	$1,417,341	$1,127,289

Once the Sabine Pass LNG receiving terminal is constructed, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the six months ended June 30, 2008 and 2007, and from date of inception through June 30, 2008, we capitalized $47.6 million, $27.9 million and $141.4 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively.

NOTE 6—Advances Under Long-term Contracts

We have entered into certain engineering, procurement and construction contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of June 30, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $10.4 million and $28.5 million, respectively.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Accrued Liabilities

As of June 30, 2008 and December 31, 2007, accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Interest and related debt fees	$13,005	$13,005
LNG terminal construction costs	37,453	39,051
Affiliate	3,574	1,048
Other	110	253

Accrued liabilities	$54,142	$53,357

NOTE 8—Long-term Debt

As of June 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Sabine Pass LNG notes	$2,032,000	$2,032,000
Long-term note to affiliate	1,486	645

Total Long-Term Debt	$2,033,486	$2,032,645

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

Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions from Sabine Pass LNG will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. We achieved phase 1 target completion in July 2008.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of June 30, 2008, was $1.5 million.

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

During the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received $0.425 per unit plus any arrearages from prior quarters. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. The subordination period will end when we meet financial tests specified in the partnership agreement.

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

NOTE 10—Financial Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated in a qualifying hedging relationship in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial liabilities at June 30, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2008
Derivatives payables	$7,704	$36	$—	$7,740

Total liabilities at fair value	$7,704	$36	$—	$7,740

Derivatives payables reflect positions held by Sabine Pass LNG related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, Accounts Receivable, Interest Receivable, and Accounts Payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$497,750	$550,000	$525,250
2016 Notes (1)	1,482,000	1,326,390	1,482,000	1,404,195
Note to Affiliate (2)	1,486	1,486	645	645
Restricted U.S. treasury securities (3)	42,206	45,272	63,923	66,984

(1)	The fair value of the Sabine Pass LNG notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2008 and December 31, 2007, as applicable.
(2)	The Note to Affiliate bears interest at a fixed 7.50% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of June 30, 2008 and December 31, 2007, as applicable.
(3)	The fair value of our Restricted U.S. Treasury Securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2008 and December 31, 2007, as applicable.

NOTE 11—Related Party Transactions

As of June 30, 2008 and December 31, 2007, we had $33.5 million and $1.7 million, respectively, of Advances to Affiliates. As of June 30, 2008, we had $64.5 million of Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

Under the LNG lease agreement described below, we had $64.5 million recorded as Advance to Affiliates—LNG Held for Commissioning on our Consolidated Balance Sheets related to the purchase by Cheniere Marketing of commissioning cargoes, and had $30.7 million recorded as current Advances to Affiliate on our Consolidated Balance Sheets related to the establishment of broker margins by Cheniere Marketing for financial hedging of these commissioning cargoes as of June 30, 2008.

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the service agreements described below, we paid $1.3 million during each of the three-month periods ended June 30, 2008 and 2007. For each of the six-month periods ended June 30, 2008 and 2007, we paid $2.6 million. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $17.0 million.

LNG Lease Agreement

In June 2008, Sabine Pass LNG entered into an agreement in the form of a lease with Cheniere Marketing that enabled Sabine Pass LNG to hedge the exposure to variability in expected future cash flows of Sabine Pass LNG’s commissioning cargoes. The agreement permits Cheniere Marketing to deliver LNG to the Sabine Pass LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool the Sabine Pass LNG receiving terminal down. Under the terms of the agreement, Sabine Pass LNG pays Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. Sabine Pass LNG assumes full price risk of the purchase and sale of the LNG and also finances all activities relating to the LNG. Cheniere Marketing holds title to the LNG at all times and sells all redelivered LNG and remits the net proceeds from such sales back to Sabine Pass LNG.

LNG purchased on Sabine Pass LNG’s behalf by Cheniere Marketing that has been funded by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that is lost, used as fuel or sold results in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008, Sabine Pass LNG advanced Cheniere Marketing funds to purchase LNG. At June 30, 2008, we had $64.5 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets related to the purchase of commissioning cargoes, and $30.7 million recorded as current Advances to Affiliate on our Consolidated Balance Sheets related to the establishment of broker margins by Cheniere Marketing for financial hedging of the leased LNG. In addition, during the second quarter of 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.6 million that we capitalized as Property, Plant and Equipment on our Consolidated Balance Sheets.

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

Upon the closing of the Cheniere Partners Offering, O&M Services assigned the O&M Agreement to our general partner, and O&M Services and our general partner entered into a services and secondment agreement

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

pursuant to which certain employees of O&M Services have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal under the direction, supervision and control of our general partner. Under this agreement, our general partner pays O&M Services amounts that it receives from Sabine Pass LNG under the O&M Agreement. Under the O&M Agreement, we paid $0.3 million during the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, we paid $0.6 million. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $3.7 million.

Management Services Agreements

In February 2005, Sabine Pass LNG entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with its general partner, Sabine Pass GP, which is our wholly-owned subsidiary. Pursuant to the Sabine Pass LNG MSA, Sabine Pass LNG appointed its general partner to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the terminal use agreement (“TUA”) with Total LNG USA, Inc. Prior to substantial completion of construction of the Sabine Pass LNG receiving terminal, Sabine Pass LNG is required to pay its general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Under the Sabine Pass LNG MSA, Sabine Pass LNG paid $1.0 million during the three months ended June 30, 2008 and 2007. Sabine Pass LNG paid $2.0 million for the six months ended June 30, 2008 and 2007. For the period from October 20, 2003 (date of inception) to June 30, 2008, Sabine Pass LNG paid $13.3 million.

In September 2006, the general partner of Sabine Pass LNG entered into a Management Services Agreement (the “General Partner MSA”) with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides the general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to Sabine Pass LNG under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, the general partner of Sabine Pass LNG pays Cheniere Terminals amounts that it receives from Sabine Pass LNG for management of the Sabine Pass LNG receiving terminal. Under this services agreement, Sabine Pass GP paid $1.0 million during each of the three months ended June 30, 2008 and 2007. Sabine Pass GP paid $2.0 million for each of the six months ended June 30, 2008 and 2007. For the period from October 20, 2003 (date of inception) to June 30, 2008, Sabine Pass GP paid $7.5 million.

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

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to Other Assets on our Consolidated Balance Sheets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, we had $5.0 million and $2.6 million of Other Assets and Deferred Revenue, respectively, resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In 2007, Sabine Pass LNG entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission the Sabine Pass LNG receiving terminal at the end of the construction process. Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG sold $7.3 million of natural gas to Cheniere Marketing under this contract during the three and six months ended June 30, 2008. For the period from October 20, 2003 (date of inception) to June 30, 2008, Sabine Pass LNG sold $7.3 million of natural gas to Cheniere Marketing under this contract.

Sale of Natural Gas from Boil-off

Sabine Pass LNG entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in the Sabine Pass LNG receiving terminal at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not sell any natural gas to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Purchase of Natural Gas for Fuel

Sabine Pass LNG entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere

CHENIERE ENERGY PARTNERS, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG did not purchase any natural gas from Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing to procure and deliver to the Sabine Pass LNG receiving terminal the LNG cargoes it requires for commissioning. Sabine Pass LNG will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During the three and six months ended June 30, 2008, Sabine Pass LNG paid zero and $25.6 million to Cheniere Marketing under this contract for its initial LNG commissioning cargo, respectively. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $25.6 million to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes.

Contract for the Sale of Retained LNG

As partial compensation for the terminaling services that Sabine Pass LNG provides its customers at the Sabine Pass LNG receiving terminal, Sabine Pass LNG retains 2% of the LNG that customers bring to the Sabine Pass LNG receiving terminal, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. Sabine Pass LNG did not sell any excess retainage to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Contract for the Exclusive Use of a LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, Sabine Pass LNG entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until the Sabine Pass LNG receiving terminal’s commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. For the three and six months ended June 30, 2008, we capitalized $4.4 million and $16.3 million, respectively, related to LNG vessel costs under this contract.

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, Sabine Pass LNG entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until the Sabine Pass LNG receiving terminal’s commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. For the three and six months ended June 30, 2008, we capitalized $1.8 million and $3.1 million, respectively, related to tug costs under this contract.

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

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
Cash paid for:
Interest, net of amounts capitalized	$27,932	$56,388	$121,574
Construction-in-process and debt issuance additions funded with accrued liabilities	$77,368	$29,120	$77,368

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Combined Financial Statements and the accompanying notes in Item 1. “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

OVERVIEW OF OPERATIONS

Through our wholly-owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel. We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving $5 million per month of TUA payments commencing when we begin commercial operations and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, begins making capacity reservation fee payments under its TUA with Sabine Pass LNG. This is currently anticipated to occur in the third quarter or fourth quarter of 2008.

Subject to the completion of routine punch list items, as of June 30, 2008, we had completed construction of the initial 2.6 Bcf/d of send out capacity and 10.1 Bcf of storage capacity at the Sabine Pass LNG receiving terminal. The terminal is operating and able to accept commercial cargoes. The commissioning process was initiated in April 2008 and is estimated to be completed in the third or fourth quarter of 2008. To date, three LNG cargoes have been obtained for the commissioning process and we expect to obtain one more cargo to complete the process. Construction for the remaining 1.4 Bcf/d was approximately 79% complete as of the end of the second quarter.

We will contemplate making a final investment decision to commence construction of the Cheniere Southern Trail Pipeline upon, among other things, entering into acceptable commercial arrangements, receiving the Federal Energy Regulatory Commission’s authorization to construct and operate the pipeline and obtaining adequate financing to construct the Cheniere Southern Trail Pipeline.

LIQUIDITY AND CAPITAL RESOURCES

Construction Costs

Our estimated aggregate cost to construct the Sabine Pass LNG receiving terminal is approximately $1,462 million, before operating expenses during construction, future commissioning costs, and financing costs, an increase of approximately $36 million from our estimate as of March 31, 2008 due to commissioning costs not previously budgeted. Our estimated total construction, commissioning and operating cost budget through the achievement of full operability is approximately $1,559 million. As of June 30, 2008, we incurred approximately $1,437 million of our total budget. Our remaining construction, commissioning and operating costs are anticipated to be funded from restricted cash and cash equivalents designated for construction, working capital or additional financing.

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

Cheniere Marketing has a limited operating history, limited capital, and no credit rating. Cheniere Energy, which has a non-investment grade corporate rating, has guaranteed the obligations of Cheniere Marketing under its TUA. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing have recently been downsized.

In April 2008, Cheniere Energy, the parent company of Cheniere Marketing, reported that unless it was successful in obtaining a sufficient number of LNG cargoes within the next 12 months or entering into a strategic transaction, it would need to obtain additional sources of funding during the first quarter of 2009. On August 11, 2008, Cheniere Energy announced that it had accepted a commitment for a $250.0 million financing, subject to satisfaction of certain conditions, including regulatory approvals, completion of definitive documentation and the absence of any change, development or event that would be expected to have a material adverse effect on Cheniere Energy or its industry, business, financial condition or prospects.

Cheniere Energy advised that, assuming closing of the $250.0 million convertible security financing, it is confident that they will be able to conduct its business, including making payments pursuant to its TUA, for at least the next 3 years. However, if Cheniere Energy is not successful in closing this $250 million financing, or entering into another strategic transaction, or obtaining a sufficient number of LNG cargos, it will be required to obtain an alternative source of funding during the first quarter of 2009 in order to ensure Cheniere Marketing’s ability to meet its obligations under its TUA.

Available Cash

As of June 30, 2008, we had minimal unrestricted cash and cash equivalents. However, we had $264.8 million in restricted cash and cash equivalents and U.S. treasury securities, which were designated for the following purposes: $69.4 million for construction costs of the Sabine Pass LNG receiving terminal; $141.3 million for interest payments through May 2009 related to the Sabine Pass LNG notes described below; and $54.1 million for cash distributions through the distribution made in respect of the quarter ending June 2009 to our common unitholders and related distributions to our general partner.

Regardless of whether we receive revenues from Cheniere Marketing under its TUA (or Cheniere Energy, on its guarantee), we expect to have sufficient cash flow from our Total and Chevron TUAs to meet our operating expenditures, debt service requirements and, subject to declaration by our board of directors, distributions on all of our common and general partner units; however, if Sabine Pass LNG does not receive revenues from Cheniere Marketing’s TUA or a replacement revenue source after June 30, 2009, the fixed charge coverage ratio test under the Sabine Pass LNG Senior Notes indenture will not be satisfied. Until the fixed charge coverage ratio test for a given quarter is met, Sabine Pass LNG will not be permitted to make distributions to us and we will not be able to make corresponding distributions to our unitholders. During any period when Sabine Pass LNG is not permitted to make distributions to us, our common unitholders will be entitled to accrue any distribution arrearages owed on their units, which will be distributable to them once the fixed charge coverage ratio test is satisfied and we receive cash from Sabine Pass LNG.

Future Uses of Cash

Sabine Pass LNG Notes

Interest payments of approximately $75.5 million are due on May 30 and November 30 of each year on the $2,032.0 million of Sabine Pass LNG senior secured notes, consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016. Under the indenture governing the Sabine Pass LNG notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Sabine Pass LNG notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Sabine Pass LNG notes. Distributions will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Sabine Pass LNG notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. We achieved phase 1 target completion in July 2008. As of June 30, 2008, we had $141.3 million in an interest reserve account as restricted cash and cash equivalents for interest payments through May 2009 related to the Sabine Pass LNG notes. Beginning with the payment due November 30, 2009, we intend to make interest payments primarily from operating cash flows.

Cash Distributions to Unitholders

For each calendar quarter through June 30, 2009, we will make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to our general partner, using cash from a $98.4 million distribution reserve that was funded with proceeds from our initial public offering and are held as restricted cash and cash equivalents. After the quarter ended June 30, 2009, we intend to pay distributions to our unitholders primarily from operating cash flows, subject to satisfying the fixed charge coverage ratio test of 2:1. After payment of the distributions with respect to the six months ended June 30, 2008, $54.1 million remained in the distribution reserve.

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

During the three and six months ended June 30, 2008, we paid an aggregate of $1.3 million and $2.6 million, respectively, under the foregoing services agreement from restricted cash and cash equivalents. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $17.0 million. Until substantial completion of the Sabine Pass LNG receiving terminal and revenues are received under the TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Sabine Pass LNG notes. Borrowings under this note bear interest at a fixed 7.50% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of June 30, 2008 was $1.5 million.

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

Historical Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2007 and 2008, and the period from October 20, 2003 (date of inception) to June 30, 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands):

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$388,260	$219,840	$23,650
Borrowings from debt	—	—	2,415,400
Capital contribution by partner	—	—	161,572
Proceeds from issuance of common units in partnership	—	98,442	98,442
Affiliate payable	8	13	35,123
Borrowings from debt—affiliate	815	79	1,460
Proceeds from subordinated note—affiliate	—	—	37,377
Operating cash flow	—	—	231

Total sources of cash and cash equivalents	389,083	318,374	2,773,255

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(292,447)	(215,340)	(1,347,735)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(64,459)	—	(64,459)
Purchases of LNG held for commissioning, net of amounts transferred to LNG terminal construction-in- process	(957)	—	(957)
Investment in restricted cash and cash equivalents	—	—	(333,565)
Investment in restricted treasury securities	—	(86,304)	(63,923)
Operating cash flow	(828)	(80)	—
Repayment of debt	—	—	(383,400)
Repayment of subordinated note—affiliate	—	—	(37,377)
Distributions to owners	(22,912)	(756)	(424,928)
Debt issuance costs	(13)	(641)	(61,798)
Advances under long-term contracts	(7,472)	(13,956)	(53,109)
Other	—	(1,285)	(1,996)

Total uses of cash and cash equivalents	(389,088)	(318,362)	(2,773,247)

Net increase (decrease) in cash and cash equivalents	$(5)	$12	$8

Cash and cash equivalents at end of period	$8	$19	$8

Use of restricted cash and cash equivalents

Under the indenture governing the Sabine Pass LNG notes, a portion of the proceeds from the Sabine Pass LNG notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Sabine Pass LNG notes are used, they are presented as a source of cash and cash equivalents. In the six months ended June 30, 2008 and 2007, the $388.3 million and $219.8 million, respectively, of restricted cash and cash equivalents were primarily used to pay for construction activities at the Sabine Pass LNG receiving terminal.

LNG terminal construction-in-process

Capital expenditures for the Sabine Pass LNG receiving terminal were $292.4 million, $215.3 million and $1,347.7 million in the six months ended June 30, 2008 and 2007, and the period from October 20, 2003

(inception) to June 30, 2008, respectively. Our capital expenditures increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of increased construction activity in preparation for the commissioning process at the Sabine Pass LNG receiving terminal.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in- process

During the six months ended June 30, 2008, we advanced $64.5 million for the purchase of LNG for commissioning, net of amounts transferred to LNG terminal construction-in- process.

Advances under long-term contracts

Advances under long-term contracts decreased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of us nearing construction completion of the initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at the Sabine Pass LNG receiving terminal. During the six months ended June 30, 2008, the Sabine Pass LNG receiving terminal received equipment that Sabine Pass LNG had previously advanced payment for under long-term contracts.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Overall Operations

Our net loss was $24.5 million in the three months ended June 30, 2008, or a 104% increase from our net loss in the three months ended June 30, 2007. The $12.5 million increase in the net loss was primarily due to losses on derivatives and decreased interest income, which was partially offset by decreased interest expense.

Derivative Loss

During the three months ended June 30, 2008, we incurred $11.5 million of derivative losses. We entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the three months ended June 30, 2008.

Interest Income

Interest income decreased $11.2 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease was a result of less restricted cash invested during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $10.1 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Overall Operations

Our net loss was $39.0 million in the six months ended June 30, 2008, a 57% increase from our net loss in the six months ended June 30, 2007. The $14.2 million increase in the net loss was primarily due to losses on derivatives and decreased interest income, which was partially offset by decreased interest expense.

Derivative Loss

During the six months ended June 30, 2008, we incurred $12.4 million of derivative losses. We entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the six months ended June 30, 2008.

Interest Income

Interest income decreased $19.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was a result of less restricted cash invested during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $19.6 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Balance Sheets as LNG held for commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

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

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We recorded our derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements, as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS 157 did not have a material impact on our Consolidated Combined Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on our Consolidated Combined Financial Statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of FSP FAS 142-3 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Combined Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS 162 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Combined Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Sabine Pass LNG Derivative Commodity Price Risk

Sabine Pass LNG entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in the second quarter of 2008 that are expected to be sold as part of the testing phase of the commissioning process. Sabine Pass LNG entered into a total of 4,495,000 MMBtu of August 2008 NYMEX swaps with one counterparty for which we will receive fixed prices of $11.87 to $13.41 per MMBtu. At June 30, 2008, the value of the derivatives was a liability of $7.7 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated combined results of operations, financial position or cash flows.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Change Orders 57 and 58 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.2	LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

31.1	Certification by Chief Executive Offer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2008