Form 10-K
period 2008-12-31
Cheniere Energy Partners, L.P.
filed 2009-02-27
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-33366

CHENIERE ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5913059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 375-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	NYSE Alternext US LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $129,000,000 as of June 30, 2008.

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of February 17, 2009.

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

•

statements relating to the construction and operation of the Sabine Pass LNG liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification or storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

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

•

statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned, marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification or storage capacity that are, or may become, subject to TUAs or other contracts;

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

We are a Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Our common units have been publicly traded since March 21, 2007, and are traded on the NYSE Alternext US under the symbol “CQP”. Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is http://www.cheniereenergypartners.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Our Initial Public Offering

In March and April 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a wholly-owned subsidiary of Cheniere, as a selling untiholder, completed a public offering of 15,525,000 of our common units (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Offering. We invested the $98.4 million of net proceeds that we received from the Offering in U.S. Treasury securities to fund a distribution reserve. As part of the Offering, Holdings, as a selling unitholder, received $203.9 million of net proceeds in connection with the sale of 10,470,836 of our common units to the public. We did not receive any proceeds from the sale of common units by Holdings. In connection with the Offering and in exchange for our common and subordinated units and the right to receive the amount, if any, remaining in the distribution reserve account after we make distributions for the quarter ending June 30, 2009, Holdings contributed to us the equity interests in the entity owning the Sabine Pass LNG receiving terminal. As a result of the Offering, Cheniere’s indirect ownership interest in us is approximately 90.6%.

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG vessels specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG vessels, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objectives are to complete construction of the Sabine Pass LNG receiving terminal and, thereafter, to generate stable cash flows sufficient to pay the initial quarterly distribution to our unitholders and, over time and upon satisfaction of these objectives, to increase our quarterly cash distribution. We intend to achieve these objectives by executing the following strategies:

•	completing the construction of the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel;

•	operating the Sabine Pass LNG receiving terminal safely, efficiently and reliably; and

•

expanding our existing asset base through acquisitions from Cheniere or third parties, or our own development, of complementary businesses or assets, such as other LNG receiving terminals, natural gas storage assets and pipelines.

Our ultimate profitability will depend on, among other factors, the successful completion of construction of the Sabine Pass LNG receiving terminal.

Our Business

Sabine Pass LNG Receiving Terminal

Development

We are constructing the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, we formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG receiving terminal. We have entered into leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site. The Sabine Pass LNG receiving terminal was designed, and permitted by the Federal Energy Regulatory Commission (the “FERC”), with an initial regasification capacity of approximately 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of approximately 10.1 Bcf and two unloading docks capable of handling the largest LNG carriers currently being operated or built. In June 2006, Sabine Pass LNG received approval from the FERC to expand our LNG receiving terminal by adding up to three additional LNG storage tanks, additional vaporizers and related facilities, and we are increasing the regasification capacity of the Sabine Pass LNG receiving terminal from approximately 2.6 Bcf/d to 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and increasing the aggregate LNG storage capacity from approximately 10.1 Bcf to 16.8 Bcf.

Construction

We have completed physical construction of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity at our LNG receiving terminal and are now able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation (“Bechtel”), will need to complete specified outstanding work items. Construction of the remaining 1.4 Bcf/d of sendout capacity and two additional tanks with 6.7 Bcf of storage capacity was approximately 88% complete as of December 31, 2008, and we anticipate achieving full operability, with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

Our estimated aggregate construction, commissioning and operating costs budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, $1,415.9 million of construction and commissioning costs had been incurred as of December 31, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and restricted cash and cash equivalents designated for construction. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, LNG costs, escalation of labor costs and increased spending to maintain our construction schedule.

Customers

The entire approximately 4.0 Bcf/d of regassification capacity at the Sabine Pass LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere. Each of the customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of the Sabine Pass LNG receiving terminal in September 2008, capacity reservation fee TUA payments will begin to be made by the Sabine Pass LNG third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA payment in the fourth quarter of 2008. Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Competition

Sabine Pass LNG currently does not experience competition for its LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been fully reserved under three 20-year TUAs, under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when Sabine Pass LNG has to replace any TUAs, we will compete with North American LNG receiving terminals and their customers. In addition, to the extent we are required to obtain LNG for cool down and commissioning of the Sabine Pass LNG receiving terminal, Sabine Pass LNG must compete in the world LNG market to purchase and transport cargoes of LNG. Sabine Pass LNG may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

LNG Receiving Terminal Governmental Regulation

Our LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and other laws. Among other matters, these laws require that we engage in consultations with certain federal and state agencies and that we obtain certain permits and other authorizations before commencement of construction and operation of LNG receiving terminals. This regulatory burden increases the cost of constructing and operating the LNG receiving terminals, and failure to comply with such laws could result in substantial penalties.

FERC

In order to site and construct our proposed LNG receiving terminals, we must receive and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). In addition, orders from the FERC authorizing construction of an LNG receiving terminal are typically subject to specified conditions that must be satisfied throughout the construction, commissioning and operation of terminals. Throughout the life of our LNG receiving terminals, they will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct also amended the NGA to prohibit market manipulation and the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1.0 million per day per violation. The FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, our construction and operation of LNG receiving terminals are also subject to additional federal permits, approvals and consultations required by certain other federal agencies, including: Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

Our LNG receiving terminals are also subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, our LNG receiving terminals will also be subject to local and state laws, rules and regulations.

LNG Receiving Terminal Environmental Regulation

Our LNG receiving terminal operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons who are considered to be responsible for the spill or release of a hazardous substance into the environment. Potentially liable persons include the owner or operator of the site where the release occurred and persons who disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, responsible persons may be subject to joint and several liability. Although CERCLA currently excludes petroleum, natural gas, natural gas liquids and LNG from its definition of “hazardous substances,” this exemption may be limited or modified by the U.S. Congress in the future.

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

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Clean Water Act (CWA)

Our LNG receiving terminal operations are also subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with our LNG receiving terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our LNG receiving terminal operations and planned construction activities may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

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

Employees

We have no employees. We rely on our general partner to manage all aspects of the construction, operation and maintenance of the Sabine Pass LNG receiving terminal and the conduct of our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and to Sabine Pass LNG. As of February 17, 2009, Cheniere had 208 full-time employees. See Note 15—“Related Party Transactions” in our Notes to Consolidated Combined Financial Statements for a discussion of these arrangements.

ITEM 1A.	RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition, liquidity and prospects.

The risk factors in this report are grouped into the following categories:

•	Risks Relating to Our Financial Matters;

•	Risks Relating to Our Business;

•	Risks Relating to Our Cash Distributions;

•	Risks Relating to an Investment in Us and Our Common Units; and

•	Risks Relating to Tax Matters.

Risks Relating to Our Financial Matters

We have substantial indebtedness, which we will need to refinance in whole or in part at or prior to maturity.

As of December 31, 2008, we had $2.2 billion of indebtedness outstanding, consisting of the $550.0 million of 7 1/4% Senior Secured Notes due 2013 (“2013 Notes”) and $1,628.3 million, net of discount, of 7 1/2% Senior Secured Notes due 2016 (“2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). We will need to refinance all or a portion of our indebtedness. We may not be able to refinance our indebtedness as needed, on commercially reasonable terms or at all.

Our substantial indebtedness could adversely affect our ability to operate our business and prevent us from satisfying or refinancing our debt obligations.

Our substantial indebtedness could have important adverse consequences, including:

•	making it more difficult for us to satisfy or refinance our obligations with respect to the Senior Notes;

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

•	limiting our ability to compete with other companies that are not as highly leveraged;

•	limiting our ability to react to changing market conditions in our industry and to economic downturns;

•	limiting our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	making us more vulnerable than a less leveraged company to a downturn in our business or in the economy;

•	limiting our ability to attract customers; and

•

resulting in a material adverse effect on our business, results of operations and financial condition if we are unable to service or refinance our indebtedness or obtain additional financing, as needed.

Our substantial indebtedness and the restrictive covenants contained in our debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business.

Our ability to satisfy or refinance our debt obligations, including the Senior Notes, will depend upon our future operating performance, prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control.

The indenture governing the Senior Notes contains restrictions that limit our flexibility in operating our business.

The indenture, dated as of November 9, 2006, governing the Senior Notes (the “Sabine Pass Indenture”) contains several significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens on our assets; and

•	engage in sale and leaseback transactions and mergers or acquisitions and to make equity investments.

Under some circumstances, these restrictive covenants may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business. See also “—Risks Relating to Our Cash Distributions—Sabine Pass LNG may be restricted under the terms of the indenture governing the Senior Notes from making distributions to us and from incurring additional debt in certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.”

If we fail to comply with the restrictions in the Sabine Pass Indenture or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

We could incur more indebtedness in the future, which could exacerbate the risks associated with our substantial leverage.

The Sabine Pass Indenture does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure additional indebtedness, could adversely affect our business, results of operations, financial condition and prospects.

To service our indebtedness, we will require significant amounts of cash.

We will require significant cash flow from operations in order to make interest payments of approximately $164.8 million per year on the Senior Notes. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

We have not been profitable historically, and we are currently experiencing negative operating cash flow.

In the future, we may incur operating losses and experience negative operating cash flow until at least the end of the first quarter of 2009, and we may incur operating losses and negative operating cash flows after that date as a result of various risk factors.

Our ability to generate needed amounts of cash is substantially dependent upon Sabine Pass LNG’s TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

We are dependent, for substantially all of our operating revenues and cash flows, on TUAs with Chevron and Total, each of which has agreed to pay us approximately $125 million annually commencing during 2009, and with Cheniere Marketing, which is required to pay us approximately $250 million annually commencing at the start of 2009. We are also exposed to the credit risk of the guarantors of these customers’ obligations under their TUAs in the event that we must seek recourse under a guaranty. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. If any customer fails to perform its obligations under its respective TUA, our business, results of operations, financial condition and prospects could be materially adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy. In addition, Cheniere, which has guaranteed Cheniere Marketing’s TUA obligations, has a non-investment grade corporate rating of CCC+ from Standard and Poor’s. Accordingly, we believe that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of the TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at the Sabine Pass LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

•

Cheniere Marketing does not have unconditional agreements or arrangements for any supplies of LNG, or for the utilization of capacity that it has contracted for under its TUA with us and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•

Cheniere Marketing does not have unconditional commitments from customers for the purchase of the natural gas it proposes to sell from the Sabine Pass LNG receiving terminal, and it may not be able to obtain commitments or other arrangements on economical terms, or at all; and

•

even if Cheniere Marketing is able to arrange for supplies and transportation of LNG to the Sabine Pass LNG receiving terminal, and for transportation and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas.

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with Sabine Pass LNG’s other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG receiving terminals and related infrastructure, which may include vessels, pipelines and storage. Cheniere Marketing’s regasification capacity at the Sabine Pass LNG receiving terminal, in particular, will be marketed in competition with existing capacity and additional future capacity offered by other terminals that currently exist or that may be completed or expanded in the future by Cheniere affiliates or others.

Any or all of these factors, as well as other risk factors that we or Cheniere Marketing may not be able to anticipate, control or mitigate, could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Marketing, which in turn could have a material adverse effect upon us.

Each customer’s TUA for capacity at the Sabine Pass LNG receiving terminal is subject to termination under certain circumstances.

Each of the long-term TUAs with Total, Chevron and Cheniere Marketing contains various termination rights. For example, each customer may terminate its TUA if the Sabine Pass LNG receiving terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations or fails to accept and unload a specified number of the customer’s proposed LNG cargoes. We may not be able to replace these TUAs on desirable terms, or at all, if they are terminated.

Risks Relating to Our Business

Sabine Pass LNG may not complete in a timely and cost-effective manner, or at all, the approximately 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity that remained under construction at the Sabine Pass LNG receiving terminal as of December 31, 2008.

Factors that could adversely affect the timing and cost of completing the remaining construction of the Sabine Pass LNG receiving terminal include:

•	failure by contractors to fulfill their obligations under their construction contracts, or disagreements with them over their contractual obligations;

•	shortages of materials or delays in delivery of materials;

•	cost overruns and difficulty in obtaining sufficient debt or equity financing to pay for such additional costs;

•	failure to obtain and retain all necessary governmental and third-party permits, licenses and approvals for construction and operation of the Sabine Pass LNG receiving terminal;

•	weather conditions, such as hurricanes and floods, and other catastrophes, such as explosions, fires and accidents;

•	difficulties in attracting and maintaining a sufficient skilled and unskilled workforce, increases in the level of labor costs and the existence of any labor disputes; and

•	local and general economic and infrastructure conditions.

Sabine Pass LNG may need to purchase and process LNG in order to commission and test the remaining uncompleted portion of the Sabine Pass LNG receiving terminal or in order to maintain the cryogenic readiness of the Sabine Pass LNG receiving terminal. The cost of such LNG may exceed our estimates, and we may not be able to acquire it at an affordable price, or at all. Furthermore, even if Sabine Pass LNG is able to acquire LNG, it may not be able to resell the regasified LNG for a profit or at all.

LNG storage tanks and other equipment at the Sabine Pass LNG receiving terminal must undergo a commissioning and testing process before commencement of operations. The commissioning process requires a substantial quantity of LNG as well as access to adequate LNG vessels to deliver the LNG. As of December 31, 2008, Sabine Pass LNG had obtained three cargoes of LNG in connection with commissioning at the Sabine Pass LNG receiving terminal. Our construction cost estimates after that date include amounts to cover our estimated costs of acquiring the LNG necessary to complete the commissioning and testing process through completion of the Sabine Pass LNG receiving terminal. Sabine Pass LNG could also need to acquire LNG to maintain the cryogenic readiness of its LNG terminal to provide services to TUA customers. The actual cost to obtain such LNG could exceed our estimates, and the overrun could be significant.

Risks associated with acquiring LNG include the following:

•	Sabine Pass LNG may be unable to enter into contracts for the purchase of the LNG and may be unable to obtain vessels to deliver such LNG, on terms reasonably acceptable to it or at all;

•	Sabine Pass LNG may bear the commodity price risk associated with purchasing the LNG, holding it in inventory for a period of time and selling the regasified LNG; and

•	Sabine Pass LNG may be unable to obtain financing for the purchase and shipment of the LNG on terms that are reasonably acceptable to it or at all.

The failure of Sabine Pass LNG to obtain LNG, LNG vessels or both, on economical terms, or the inability to finance the purchase of LNG for commissioning or for maintenance of cryogenic readiness to provide services under the TUAs, could impede completion of commissioning and testing or could provide the TUA customers with the opportunity to interrupt or terminate their payment under their respective TUAs. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

Sabine Pass LNG may be required to purchase natural gas to provide fuel at the Sabine Pass LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Sabine Pass LNG’s three TUAs provide for an in-kind deduction of 2% of the LNG delivered to the Sabine Pass LNG receiving terminal, which it will use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that Sabine Pass LNG will have to purchase additional natural gas from third parties. Sabine Pass LNG will bear the cost and risk of changing prices for any such fuel.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the development and operation of the Sabine Pass LNG receiving terminal could impede completion or operation and could have a material adverse effect on us.

The design, construction and operation of the Sabine Pass LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to construct and operate the Sabine Pass LNG receiving terminal. Although we have obtained all of the necessary authorizations to construct and operate the Sabine Pass LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies and additional approval and permit requirements may be imposed. Failure to obtain and maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at the Sabine Pass LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG receiving terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast and we experienced damage at the Sabine Pass LNG receiving terminal.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, delays or cost increases in construction of, or interruption of operations at, the Sabine Pass LNG receiving terminal or related infrastructure.

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect TUA customers, particularly Cheniere Marketing, and could materially and adversely affect our business, results of operations, financial condition and prospects.

Operations at the Sabine Pass LNG receiving terminal will be dependent upon the ability of terminal customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source. Our business plan is based, in part, on the belief that LNG can be produced and delivered at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower price in North America than is available in other world markets for LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and futures prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. To the extent that LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, the ability of Sabine Pass LNG’s TUA customers to import LNG into North America on a profitable basis may be adversely affected.

Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors’ LNG receiving terminals in the U.S.

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternatives could adversely impede TUA customers’ ability to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally or to the Sabine Pass LNG receiving terminal specifically could have a material adverse effect on TUA customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects.

The inability to import LNG into the U.S. may also limit the LNG assets being constructed and, therefore, our potential acquisition opportunities, which may limit our ability to increase distributions to our unitholders.

Cyclical or other changes in the demand for LNG regasification capacity may adversely affect the performance of TUA customers, particularly Cheniere Marketing, and could reduce our operating revenues and may cause us operating losses.

The utilization of the Sabine Pass LNG receiving terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG receiving terminal;

•	insufficient development of additional LNG liquefaction capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	adverse relative demand for LNG in North America compared to other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These factors could materially and adversely affect the ability of TUA customers, including Cheniere Marketing, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices or at all. In addition, these factors may result in fewer LNG assets being constructed or available for acquisition by us at any given time and, therefore, limit our ability to increase distributions to unitholders.

Insufficient development of additional LNG liquefaction capacity worldwide could adversely affect the performance of TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG liquefaction facility takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG liquefaction facilities, including:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest in exporting countries or local community resistance in such countries to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG liquefaction facility or LNG carrier.

There may be shortages of LNG vessels worldwide, which could adversely affect the performance of TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction and delivery of LNG vessels requires significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of the TUA customers because of:

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

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance of TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The development of domestic LNG receiving terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of imported LNG. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors.

•	relatively minor changes in the supply of, and demand for, natural gas in relevant markets;

•	political conditions in international natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of demand for LNG and natural gas in relevant markets, including the effects of economic downturns or upturns;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

Adverse trends or developments affecting any of these factors could result in decreases in the price of natural gas, leading to reduced development of LNG projects worldwide. Such reductions could adversely affect the performance of TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We face competition from competitors with far greater resources.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG import infrastructure to serve the U.S. natural gas market. Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. Our competitors in the U.S. include major energy corporations (e.g., BG Group plc, BP plc, Chevron Corp, ConocoPhillips and Dow Chemical). In addition, other competitors have developed or reopened additional LNG receiving terminals in Europe, Asia and other markets, which also compete with the Sabine Pass LNG receiving terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident involving an LNG facility or LNG carrier may result in delays in, or cancellation of, construction of new LNG facilities, including the Sabine Pass LNG receiving terminal, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at the Sabine Pass LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect TUA customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

Sabine Pass LNG is subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The construction and operation of the Sabine Pass LNG receiving terminal are subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of the Sabine Pass LNG receiving terminal or damage to persons and property. In addition, operations at the Sabine Pass LNG receiving terminal and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA, and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of the Sabine Pass LNG receiving terminal and require us to maintain permits and provide governmental authorities with access to the facility for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. CERCLA and similar state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Sabine Pass LNG receiving terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

Existing environmental laws and regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to us. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere, may have a material adverse effect on the ability of TUA customers, particularly Cheniere Marketing, (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at the Sabine Pass LNG receiving terminal, this carbon tax may also be imposed on us directly. Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to the Sabine Pass LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our planned construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain key personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct the Sabine Pass LNG receiving terminal and to provide TUA customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of the Sabine Pass LNG receiving terminal. Any increase in our operating costs could materially adversely affect our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 17, 2009, Cheniere and its subsidiaries had 208 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the development, construction, operation, maintenance and management of the Sabine Pass LNG receiving terminal. We face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain additional qualified personnel.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Sabine Pass LNG has entered into a TUA with Cheniere Marketing, under which Cheniere Marketing will be able to derive substantial economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue will be dependent upon one asset, the Sabine Pass LNG receiving terminal. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

If we make acquisitions, they could adversely affect our business and ability to make distributions to our unitholders.

If we make any acquisitions, they will involve potential risks, including:

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

Risks Relating to Our Cash Distributions

Until we begin to receive cash flows under all three of the Sabine Pass LNG TUAs in 2009, all or a portion of our distributions to our unitholders will be a return of their investment.

Except to the extent that we receive revenues under TUAs, all distributions on our common units will be made from unrestricted cash. We do not expect to receive sufficient revenues under the TUAs to make all other required cash expenditures and cover all distributions to our unitholders until the third quarter of 2009.

We may not have sufficient cash from operations to enable us to fund the initial quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner and funding of capital expenditures.

We plan to retain cash in a distribution reserve sufficient to fund the initial quarterly distribution only through the distribution made in respect of the quarter ending June 30, 2009. As of February 17, 2009, we had received sufficient cash from Sabine Pass LNG to make a distribution to all of our unitholders without withdrawing funds from the distribution reserve account. Therefore, there are currently sufficient funds available to fund distributions to our common unitholders and associated general partner distributions made with respect to the quarter ending September 30, 2009. After that time, we may not have sufficient available cash each quarter to pay the initial quarterly distribution. The amount of cash that we can distribute on our common units principally will depend upon the amount of cash that we generate from our operations, which will be based on, among other things:

•	performance by customers of their obligations under their TUAs;

•	performance by Sabine Pass LNG of its obligations under the TUAs;

•	the cost of completing the Sabine Pass LNG receiving terminal;

•	the adequacy of Sabine Pass LNG’s 2% retainage to cover fuel requirements and natural gas losses; and

•	the level of our operating costs, including payments to our general partner and its affiliates.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures that we make;

•

the restrictions contained in our debt agreements and our debt service requirements, including the ability of Sabine Pass LNG to pay distributions to us under the Sabine Pass Indenture as a result of requirements to, among other things, maintain a debt service reserve account, fund a debt payment account and satisfy of a fixed charge coverage ratio;

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

Sabine Pass LNG may be restricted under the terms of the Sabine Pass Indenture from making distributions to us and from incurring additional indebtedness under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.

The Sabine Pass Indenture restricts payments that Sabine Pass LNG can make to us in certain events and limits the indebtedness that Sabine Pass LNG can incur. Sabine Pass LNG is permitted to pay distributions to us only after the following payments have been made:

•

an operating account has been funded with amounts sufficient to cover the succeeding 45 days of operating and maintenance expenses, maintenance capital expenditures and obligations, if any, under an assumption agreement and a state tax sharing agreement;

•

one-sixth of the amount of interest due on the Senior Notes on the next interest payment date (plus any shortfall from any such month subsequent to the preceding interest payment date) has been transferred to a debt payment account;

•	outstanding principal on the Senior Notes then due and payable has been paid;

•	taxes payable by Sabine Pass LNG or the guarantors of the Senior Notes and permitted payments in respect of taxes have been paid; and

•

the debt service reserve account has been replenished with the amount (or acceptable letters of credit or acceptable guarantees in respect of such amount) required to make the next interest payment on the Senior Notes, which amount was approximately $82.4 million as of December 31, 2008.

In addition, Sabine Pass LNG will only be able to make distributions to us in the event that it could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2.0 to 1.0 at the time of payment and after giving pro forma effect to the distribution.

Sabine Pass LNG is also prohibited under the Sabine Pass Indenture from paying distributions to us or incurring additional indebtedness upon the occurrence of any of the following events, among others:

•	a default for 30 days in the payment of interest on, or additional interest, if any, with respect to, the Senior Notes;

•	a failure to pay any principal of, or premium, if any, on the Senior Notes;

•	a failure by Sabine Pass LNG to comply with various covenants in the Sabine Pass Indenture;

•	a failure to observe any other agreement in the Sabine Pass Indenture beyond any specified cure periods;

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

Sabine Pass LNG’s inability to pay distributions to us or to incur additional indebtedness as a result of the foregoing restrictions in the Sabine Pass Indenture may inhibit our ability to pay or increase distributions to our unitholders.

After March 31, 2009, the fixed charge coverage ratio test contained in the Sabine Pass Indenture could prevent Sabine Pass LNG from making cash distributions to us. As a result, we may be prevented from making distributions to our unitholders, which could materially and adversely affect the market price of our common units.

After March 31, 2009, Sabine Pass LNG will not be permitted to make cash distributions to us if its consolidated cash flow is not at least twice its fixed charges, calculated as required in the indenture. In order to satisfy this fixed charge coverage ratio test after March 31, 2009, we estimate that Sabine Pass LNG’s consolidated cash flow, as defined in the Sabine Pass Indenture, must be greater than approximately $375 million.

Cheniere Marketing is a company with a limited operating history, limited capital, and no credit rating and an unproven business strategy. It may never develop its business, assets or revenues sufficiently to pay its fees under its TUA. Cheniere has guaranteed 100% of the obligations of Cheniere Marketing under its TUA. Cheniere has a non-investment grade corporate rating of CCC+ from Standard & Poor’s. If Cheniere does not receive sufficient future cash flows from businesses that Cheniere is developing, Cheniere may be unable to perform its guarantee of the Cheniere Marketing TUA.

In addition, even if Sabine Pass LNG receives the contracted payments under the Cheniere Marketing TUA, the fixed charge coverage test will not be satisfied if those payments do not constitute revenues under U.S. generally accepted accounting principles (“GAAP”) as then in effect and as provided in the Sabine Pass Indenture. Because the Cheniere Marketing TUA is an agreement between related parties, payments under the Cheniere Marketing TUA may not constitute revenues under GAAP as currently in effect if Cheniere Marketing is determined to lack economic substance apart from Sabine Pass LNG. We believe Cheniere Marketing could be determined to lack economic substance apart from Sabine Pass LNG if, for example, Cheniere Marketing has no substantive business and is not pursuing, and has no prospect of developing, any substantive business apart from its TUA with Sabine Pass LNG.

If we do not receive distributions from Sabine Pass LNG, we may not be able to continue to make distributions to our unitholders, which could have a material and adverse effect on the perceived value of our partnership and the market price of our common units.

The Sabine Pass Indenture may prevent Sabine Pass LNG from engaging in certain beneficial transactions.

In addition to restrictions on the ability of Sabine Pass LNG to make distributions or incur additional indebtedness, the Sabine Pass Indenture also contains various other covenants that may prevent it from engaging in beneficial transactions, including limitations on the ability of Sabine Pass LNG or certain of its subsidiaries to:

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

We will pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which will reduce our cash available for distribution to our unitholders. These fees and expenses are payable as follows:

•

under a services agreement, we will pay an affiliate of Cheniere an administrative fee of $10 million per year (as adjusted for inflation), commencing January 1, 2009, for general and administrative services for our benefit. This fee does not include reimbursements by us of direct expenses that the affiliate incurs on our behalf, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG receiving terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits;

•

under an operation and maintenance agreement with an affiliate of Cheniere, Sabine Pass LNG pays a fixed monthly fee of $95,000 (indexed for inflation) and reimburses our general partner for its operating expenses, which consist primarily of labor expenses. The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the initial 2.6 Bcf/d of sendout capacity of the Sabine Pass LNG receiving terminal as defined in Sabine Pass LNG’s EPC contract with Bechtel Corporation. Cheniere’s affiliate, under certain circumstances, will be entitled to a bonus equal to 50% of the salary component of labor costs;

•

under a management services agreement with an affiliate of Cheniere, Sabine Pass LNG pays a fixed monthly fee of $340,000 (indexed for inflation); upon substantial completion of the initial 2.6 Bcf/d of sendout capacity of the Sabine Pass LNG receiving terminal as defined in Sabine Pass LNG’s EPC contract with Bechtel, the monthly fixed fee will increase to $520,000 (indexed for inflation); and

•

we estimate that our partnership will incur costs of approximately $2.5 million per year, adjusted for inflation at 2.5% per year after January 1, 2007, for tax compliance and publicly traded partnership tax reporting, accounting, SEC reporting and other costs of operating as a publicly traded partnership. Through 2008, we paid these costs with funds advanced to us from Cheniere; beginning January 1, 2009, we have been using available cash to pay such expenses and to reimburse Cheniere for prior period expenses.

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

We may not be able to increase the distributions on our common units unless we are able to make accretive acquisitions, which would require us to obtain one or more sources of funding.

We may not be able to increase distributions on our common units by generating additional cash flows from the Sabine Pass LNG receiving terminal because the entire capacity of the Sabine Pass LNG receiving terminal has already been reserved under fixed fee TUAs with three customers. As a result, we may need to make accretive acquisitions of additional cash-generating assets and operations in order to increase the quarterly distributions on our common units.

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

Cheniere controls our general partner, which has sole responsibility for conducting our business and managing our operations. Some of our general partner’s directors are also directors of Cheniere, and certain of our general partner’s officers are officers of Cheniere. Therefore, conflicts of interest may arise between Cheniere and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires Cheniere to pursue a business strategy that favors us. Cheniere’s directors and officers have a fiduciary duty to make these decisions in favor of the owners of Cheniere, which may be contrary to our interests:

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by Holdings. As a result, the price at which the common units will trade could be diminished because of the absence or reduction of a control premium in the trading price.

Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

Our unitholders are unable to remove our general partner without the consent of Cheniere Subsidiary Holdings, LLC, an affiliate of Cheniere, because Cheniere Subsidiary Holdings owns a sufficient number of subordinated units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units (including any units owned by our general partner and its affiliates) voting together as a single class is required to remove our general partner. Cheniere Subsidiary Holdings owns approximately 82% of our outstanding common and subordinated units. In addition, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

Sales by us or any of our existing unitholders, including Holdings, of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Affiliates of Cheniere own 10,891,357 common units and 135,383,831 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. The sale of these units could have an adverse impact on the price of the common units.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this matter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2008, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE Alternext US (formally the American Stock Exchange) under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low daily closing sales prices per common unit, as reported by the NYSE Alternext US, and cash distributions to common unitholders for the period indicated.

	High	Low	Cash Distributions Per Unit (1)
Period from March 21, 2007 to March 31, 2007 (2)	$20.25	$19.56	$0.028
Three Months Ended
June 30, 2007	20.26	17.24	0.425
September 30, 2007	18.55	16.10	0.425
December 31, 2007	18.54	15.07	0.425

Three Months Ended
March 31, 2008	17.39	14.85	0.425
June 30, 2008	16.14	8.69	0.425
September 30, 2008	10.21	6.95	0.425
December 31, 2008	6.98	3.71	0.425

(1)	We also paid cash distributions to our general partner with respect to its 2% general partner interest.
(2)	The distribution for the first quarter 2007 represents a pro-rated distribution of $0.028 per common unit for the period from March 21, 2007 through March 31, 2007.

A distribution for the quarter ended December 31, 2008 of $0.425 per unit was paid on February 13, 2009.

As of February 17, 2009, we had 26,416,357 common units outstanding held by approximately 19 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Sabine Pass Indenture may prohibit Sabine Pass LNG from making cash distributions to us under certain circumstances.

Upon the closing of our initial public offering, Cheniere received 135,383,831 subordinated units. Below is a description of our cash distribution policy regarding common and subordinated units.

Cash Distribution Policy

For the Period Through June 30, 2009

We deposited all of the net proceeds that we received from our public offering into a distribution reserve in a separate account. The deposited amount was invested in U.S. Treasury securities maturing as to principal and interest at such times and in such amounts as will be sufficient to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. Any net proceeds that we receive in excess of the amount necessary to fund the distribution reserve will be distributed to Cheniere, and any shortfall in that amount will be contributed to us by Cheniere. Any amount remaining in the distribution reserve after the distribution made in respect of the quarter ending June 30, 2009 will be distributed to Cheniere. If we generate cash from operations during the period from the closing of the public offering to June 30, 2009, we will make quarterly distributions for our common units from such cash generated from operations and, if the amount of such cash is insufficient to make the full quarterly distribution, from amounts in the distribution reserve account.

As of February 17, 2009, we had received sufficient cash from Sabine Pass LNG to make a distribution to all of our unitholders without withdrawing funds from the distribution reserve account. Therefore, there are currently sufficient funds available to fund distributions to our common unitholders and associated general partner distributions made with respect to the quarter ending September 30, 2009.

For the Period After June 30, 2009

Beginning in the third quarter of 2009, the combined cash flow received from the Total and Chevron TUAs is expected to be sufficient to cover all annual debt service on the Senior Notes, which will be approximately $164.8 million, and our anticipated other annual operating costs of the Sabine Pass LNG receiving terminal. The remaining funds from Total and Chevron are anticipated to be sufficient for us to pay the operating expenses of our partnership and the initial quarterly distribution on all of our common units and general partner units so long as these funds are distributable under the Sabine Pass Indenture, which would require us to be receiving substantial revenues under the Cheniere Marketing TUA or from one or more substitute customers.

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

	Total Quarterly Distribution	Marginal Percentage Interest Distributions
	Target Amount	Common and Subordinated Unitholders	General Partner
Initial quarterly distribution	$0.425	98%	2%
First Target Distribution	Above $0.425 up to $0.489	98%	2%
Second Target Distribution	Above $0.489 up to $0.531	85%	15%
Third Target Distribution	Above $0.531 up to $0.638	75%	25%
Thereafter	Above $0.638	50%	50%

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected financial data of our combined predecessor entities for the periods and at the dates indicated. Our combined predecessor entities refer to us and our wholly-owned subsidiaries, including Sabine Pass LNG.

The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Combined Financial Statements and Notes thereto included elsewhere in this report.

	Cheniere Energy Partners, L.P.		Combined Predecessor Entities
	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Revenues	$15,000	$—	$—	$—	$—
Expenses	32,141	12,516	10,277	4,719	4,682
Loss from operations	(17,141)	(12,516)	(10,277)	(4,719)	(4,682)
Other income (expense) (1)	(61,203)	(36,436)	(50,495)	456	28
Net loss	(78,344)	(48,952)	(60,772)	(4,263)	(4,654)

Cash Flow Data:
Cash flows provided by (used in) operating activities	(1,156)	(640)	(27,912)	6,319	23,191
Cash flows used in investing activities	(560)	(74,776)	(1,544,408)	(246,337)	(124)
Cash flows provided by (used in) financing activities	1,710	75,422	1,572,222	218,201	(1,246)

	Cheniere Energy Partners, L.P.		Combined Predecessor Entities
	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7	$13	$7	$5	$21,822
Restricted cash and cash equivalents (current)	235,985	191,179	176,324	8,871	—
Non-current restricted cash and cash equivalents	137,984	453,843	982,613	—	—
Non-current restricted U.S. Treasury securities	20,829	63,923	—	—	—
Property, plant and equipment, net	1,517,507	1,127,289	651,676	270,740	212
Total assets	1,978,835	1,904,978	1,858,114	309,139	23,316
Long-term debt	2,107,673	2,032,000	2,032,000	72,485	—
Long-term debt—related party	70,661	—	—	—	—
Long-term debt—affiliate	2,372	645	—	—	—
Deferred revenue (long-term)	37,500	40,000	40,000	40,000	22,000
Deferred revenue—affiliate (long-term)	4,971	2,583	—	—	—

(1)	The year ended December 31, 2006 includes a $23.8 million loss related to the extinguishment of debt issuance costs and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of 2008 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies

•	Recently Issued Accounting Standards Not Yet Adopted

Overview of Business

We are a Delaware limited partnership recently formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, under its terminal use agreement (“TUA”). As of December 31, 2008, Cheniere Marketing had made capacity reservation fee payments of $77.7 million, of which Sabine Pass LNG had recognized $15.0 million as revenue for the last three months of 2008.

LNG Receiving Terminal Business

The Sabine Pass LNG receiving terminal is being constructed with regasification capacity of approximately 4.0 Bcf/d and five liquefied natural gas (“LNG”) storage tanks with an aggregate LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of the Sabine Pass LNG receiving terminal commenced in March 2005, and we have completed physical construction of the initial 2.6 Bcf/d of send out capacity and 10.1 Bcf of storage capacity at the Sabine Pass LNG receiving terminal and are able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation (“Bechtel”), will need to complete specified outstanding work items. Construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity was approximately 88% complete as of December 31, 2008, and we anticipate achieving full operability with total send out capacity of approximately 4.0 Bcf/d storage capacity of approximately 16.8 Bcf, during the third quarter of 2009. Sabine Pass LNG has entered into third-party, long-term firm commitment TUAs with Total LNG USA, Inc. (“Total”), Chevron U.S.A., Inc. (“Chevron”) and Cheniere Marketing for regasification capacity at the Sabine Pass LNG receiving terminal.

Overview of 2008 Events

In 2008, we achieved commercial operability of the Sabine Pass LNG receiving terminal and continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal so we can generate steady and reliable revenues under our long-term TUAs. The major events of 2008 include the following:

•	the construction of the Sabine Pass LNG receiving terminal, which continued to progress;

•	the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008;

•

the issuance of an additional $183.5 million, before discount, of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes”) pursuant to the existing indenture, dated as of November 9, 2006 (“the Sabine Pass Indenture”), under which we had previously issued $1,482.0 million of 2016 Notes and $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and collectively with the 2016 Notes, the “Senior Notes”; the net proceeds of the additional issuance will be used to fund construction expenses of any cost overruns related to the construction, cool down, commissioning and completion of our LNG receiving terminal and working capital and other general business purposes, and;

•	the Sabine Pass LNG receiving terminal successfully weathered Hurricane Ike and related storm activity with minor uninsured damage.

Liquidity and Capital Resources

Overview

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2008, we had $394.8 million in restricted cash and cash equivalents and U.S. Treasury securities, including $71.1 million for the remaining construction costs of the Sabine Pass LNG receiving terminal, $96.1 million for interest payments related to the Senior Notes, $194.8 million of working capital in Sabine Pass LNG that is considered restricted to us until distributed to us from Sabine Pass LNG and $32.8 million held in a distribution reserve account. Pursuant to our partnership agreement, any remaining funds in the distribution reserve account after we pay the second quarter 2009 distribution are required to be distributed to Cheniere, which we estimate to be approximately $35 million to be distributed in August 2009.

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of the Sabine Pass LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.8 Bcf of aggregate storage capacity) is approximately $1,559 million, excluding financing costs. Of this amount, approximately $1,416 million of construction and commissioning costs had been incurred as of December 31, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and restricted cash and cash equivalents designated for construction. In September 2008, Hurricane Ike and related storm activity, such as windstorms, storm surges and floods, struck the Texas and Louisiana coast. We experienced minor damage at the Sabine Pass LNG receiving terminal with most of the damage impacting equipment and facilities associated with the 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity still under construction. Impact to operations and the equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity was minimal. We continue to expect to complete construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity in the third quarter of 2009. Estimated costs to repair damage caused by Hurricane Ike are approximately $32 million, of which we believe approximately $22 million will be recoverable from insurance proceeds and other sources. The estimated costs to repair this damage have been factored into the budget estimate above.

The entire approximately 4.0 Bcf/d of regassification capacity at the Sabine Pass LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing. Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of the Sabine Pass LNG receiving terminal in September 2008, capacity reservation fee TUA payments will begin to be made by the Sabine Pass LNG third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. In September 2008, Cheniere Marketing made a capacity payment of $15 million for October, November and December of 2008. In December 2008, Cheniere Marketing made a capacity payment of $62.7 million for the first three months of 2009. Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital and no credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing were downsized during 2008. If Cheniere and its subsidiaries do not have sufficient liquidity to pay their obligations, including payments to us required under the Cheniere Marketing TUA, then Sabine Pass LNG will likely be unable to make restricted cash distributions to our partners under the Sabine Pass Indenture described below. If Sabine Pass LNG is unable to make such restricted cash distributions, then we will likely be unable to make our anticipated future quarterly cash distributions on our units. Under such circumstances and absent funding of a TUA reserve account, Cheniere Marketing and Cheniere would likely be unable to meet their TUA and guarantee obligations to Sabine Pass LNG.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporation and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron has paid Sabine Pass LNG $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its respective TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2008, 2007 and 2006. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Year Ended December 31,
	2008	2007	2006
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$426,592	$460,762	$—
Proceeds from issuance of debt	144,965	—	2,415,400
Borrowings under long-term note—affiliate	1,708	645	—
Proceeds from issuance of common units	—	98,442	—
Affiliate payable	1	3	13

Total sources of cash and cash equivalents	573,266	559,852	2,415,413

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(402,955)	(430,405)	(387,724)
Distributions to owners	(45,824)	(23,668)	(378,348)
Advances under long-term contracts	(14,274)	(39,155)	(6,481)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(9,923)	—	—
Debt issuance costs	(4,837)	(725)	(43,966)
Operating cash flow	(1,156)	(640)	(27,912)
Investment in restricted cash and cash equivalents	(94,303)	—	(1,150,066)
Repayment of debt	—	—	(420,777)
Investment in restricted U.S. Treasury securities	—	(63,923)	—
Other	—	(1,330)	(137)

Total uses of cash and cash equivalents	(573,272)	(559,846)	(2,415,411)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	6	2
CASH AND CASH EQUIVALENTS—beginning of year	13	7	5

CASH AND CASH EQUIVALENTS—end of year	$7	$13	$7

Use of restricted cash and cash equivalents

Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes are required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. In 2008 and 2007 $426.6 million and $460.8 million of restricted cash and cash equivalents, respectively, were primarily used to pay for construction activities at the Sabine Pass LNG receiving terminal.

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million, zero and $2,415.4 million in 2008, 2007, and 2006, respectively. The $145.0 million borrowings during 2008 relate to the additional issuance of 2016 Notes, net of discount. During 2006, we received $2,032.0 million in proceeds from the issuance of the Senior Notes and $383.4 million in borrowings under an amended Sabine Pass credit facility.

Proceeds from issuance of common units

Proceeds from issuance of common units of $98.4 million relate to the 2007 issuance of 5.1 million of our common units at an initial public offering price of $21.00 per unit, net of underwriting discounts and commissions of $7.2 million and a structuring fee of $0.5 million. We used all of the net proceeds we received to purchase U.S. Treasury securities to fund a distribution reserve for payment of the initial quarterly distributions through the quarter ending June 30, 2009.

LNG terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG receiving terminal were $403.0 million, $430.4 million and $387.7 million in 2008, 2007 and 2006, respectively. Our capital expenditures increased in 2007 compared to the prior year as a result of our increased construction expenditures on the Sabine Pass LNG receiving terminal, and decreased in 2008 as a result of the completion of the construction of the initial phase of the Sabine Pass LNG receiving terminal in October 2008.

Distributions to owners

We made $45.8 million and $23.7 million of distributions to common unitholders and to our general partner in 2008 and 2007, respectively. We made $378.3 million of distributions to Cheniere in 2006.

Advances under long-term contracts

Advances under long-term contracts were $14.3 million, $39.2 million and $6.5 million in 2008, 2007 and 2006, respectively. The decrease in 2008 compared to 2007 is a result of us nearing the completion of the construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal. During 2008 the Sabine Pass LNG receiving terminal received equipment that we had previously advanced payment for under long-term contracts.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Operating cash flow

In September 2008, we received $15.0 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the last three months of 2008. In addition, we received $62.7 million in December 2008 from Cheniere Marketing related to prepaid capacity reservation fee payments for the first three months of 2009. These operating cash flows were offset by interest expense, operating and maintenance costs and general and administrative costs.

Investment in restricted cash and cash equivalents

Investment in restricted cash and cash equivalents was $94.3 million in 2008 and $1,150.1 million in 2006. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The changes in investments in restricted cash and cash equivalents were related to borrowings obtained that were contractually restricted to be used in the construction of the Sabine Pass LNG receiving terminal, interest payments on the Senior Notes and to establish a distribution reserve account pursuant to our partnership agreement.

Repayment of debt

In 2006, Sabine Pass LNG repaid $420.8 million in borrowings under an amended Sabine Pass credit facility and a subordinated promissory note with an affiliate, using a portion of the $2,032.0 million of proceeds obtained from the issuance of the Senior Notes.

Available Cash

As of December 31, 2008, we had $394.8 million of restricted cash and cash equivalents and restricted Treasury securities. The restricted cash and cash equivalents were designated for the following purposes: $71.1 million for construction costs on the Sabine Pass LNG receiving terminal and $96.1 million for interest payments related to the Senior Notes, $32.8 million held in a distribution reserve account for quarterly distribution payments, and $194.8 million of working capital in Sabine Pass LNG that is considered restricted to us until distributed to us from Sabine Pass LNG.

The foregoing funds are anticipated to be sufficient to fund the construction budget for the Sabine Pass LNG receiving terminal, operating expenditures and interest requirements through the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Marketing (or Cheniere, as guarantor), we thereafter expect to have sufficient cash flow from payments made under Sabine Pass LNG’s Total and Chevron TUAs to meet our future operating expenditures and our interest payment requirements until maturity of the 2013 Notes.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1/2% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the Sabine Pass Indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Borrowings under this note bear interest at a fixed 7 1/2% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of December 31, 2008 was $2.4 million. In January 2009, we repaid this note in full.

Cash Distributions to Unitholders

We deposited all of the net proceeds that we received from our public offering into a distribution reserve in a separate account. The deposited amount was invested in U.S. Treasury securities maturing as to principal and interest at such times and in such amounts as will be sufficient to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. Any net proceeds that we receive in excess of the amount necessary to fund the distribution reserve will be distributed to Cheniere, and any shortfall in that amount will be contributed to us by Cheniere. Any amount remaining in the distribution reserve after the distribution made in respect of the quarter ending June 30, 2009 will be distributed to Cheniere. If we generate cash from operations during the period from the closing of the public offering to June 30, 2009, we will make quarterly distributions for our common units from such cash generated from operations and, if the amount of such cash is insufficient to make the full quarterly distribution, from amounts in the distribution reserve account.

As of February 17, 2009, we had received sufficient cash from Sabine Pass LNG to make a distribution to all of our unitholders without withdrawing funds from the distribution reserve account. Therefore, there are currently sufficient funds available to fund distributions to our common unitholders and associated general partner distributions made with respect to the quarter ending September 30, 2009.

Services Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which Sabine Pass LNG receives all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the initial 2.6 Bcf/d of sendout capacity of the Sabine Pass LNG receiving terminal as defined in Sabine Pass LNG’s engineering, procurement and construction (“EPC”) contract with Bechtel, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee will increase to $130,000 (indexed for inflation) upon such substantial completion of Sabine Pass LNG’s EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of ours, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of the initial 2.6 Bcf/d of sendout capacity of the Sabine Pass LNG receiving terminal as defined in Sabine Pass LNG’s EPC contract with Bechtel, Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

We entered into a services agreement with Cheniere Terminals pursuant to which will pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007) commencing January 1, 2009 for the provision of various general and administrative services for our benefit following the closing of our initial public offering. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During 2008, 2007 and 2006 we paid an aggregate of $5.2 million each year under the foregoing services agreement from restricted cash and cash equivalents. In September 2008, the Sabine Pass LNG receiving terminal achieved commercial operability and pre-payments were received under the Cheniere Marketing TUA for the months of October, November and December 2008. We anticipate utilizing operating cash and cash equivalents to satisfy our obligations under these service agreements beginning in 2009.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2008 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2009	2010- 2011	2012- 2013	Thereafter
Operating lease obligations—
LNG site rental (1)	$129,086	$1,501	$3,002	$3,002	$121,581
Long-term debt—
Senior Notes, net of discount (2)	2,107,673	—	—	550,000	1,557,673
Senior Notes—related party, net of discount (2)	70,661	—	—	—	70,661
Long-term note-affiliate (2)	2,372	—	—	—	2,372
Service contracts—
Affiliate O&M agreement (1)	30,030	1,560	3,120	3,120	22,230
Affiliate Sabine Pass LNG MSA (1)	120,120	6,240	12,480	12,480	88,920
Affiliate services agreement (1)	192,500	10,000	20,000	20,000	142,500
Construction and purchase obligations (1)	83,000	80,750	1,500	750	—
Cooperative endeavor agreements (1)	19,167	2,339	4,808	4,808	7,212

Total	$2,754,609	$102,390	$44,910	$594,160	$2,013,149

(1)	A discussion of these obligations can be found in Note 16 of our Consolidated Combined Financial Statements.
(2)	A discussion of these obligations can be found in Note 12 of our Consolidated Combined Financial Statements.

Results of Operations

Overall operations

2008 vs. 2007

Our net loss was $78.3 million in 2008, a 60% increase from our $49.0 million net loss in 2007. The $29.3 million increase in net loss in 2008 was primarily due to decreased interest income, increased depreciation expense, increased operating and maintenance expense and increased operating and maintenance expense-affiliate, which were partially offset by decreased interest expense and derivative gain.

2007 vs. 2006

Our net loss was $49.0 million in 2007, a 19% decrease from our $60.8 million net loss in 2006. The $11.8 million decrease in net loss was primarily due to increased interest income and decreased derivative loss that was partially offset by increased interest expense.

LNG TUA revenue from affiliate

2008 vs. 2007

Our LNG TUA revenue from affiliate increased $15.0 million in 2008 compared to zero in 2007. Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Cheniere Marketing made a capacity payment of $15 million for October, November and December of 2008. We did not have TUA revenue in 2007, as the Sabine Pass LNG receiving terminal was not yet completed.

Interest income

2008 vs. 2007

Interest income decreased $38.4 million in 2008 compared to 2007. This decrease was a result of less restricted cash and cash equivalents invested and lower interest rates during 2008 compared to 2007.

2007 vs. 2006

Interest income increased $42.9 million in 2007 compared to 2006. This increase resulted from the issuance of the $2,032.0 million Senior Notes in November 2006. As a result, there were correspondingly significantly higher restricted cash and cash equivalent average balances during 2007 compared to the previous year.

Depreciation expense

Depreciation expense increased $8.0 million in 2008 compared to 2007. This increase was a result of our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it was ready for use and placed in service.

Operating and maintenance expense

Operating and maintenance expense increased $6.3 million in 2008 compared to 2007. This increase is a result of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity being placed into service in 2008, and includes costs to repair damage caused by Hurricane Ike.

Operating and maintenance expense-affiliate

Operating and maintenance expense increased $5.1 million in 2008 compared to 2007. This increase is a result of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity being placed into service in 2008, and includes labor costs and costs to repair damage caused by Hurricane Ike incurred in the third quarter of 2008.

Interest expense, net

2008 vs. 2007

Interest expense, net of amounts capitalized, decreased $8.8 million in 2008 compared to 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in 2008 compared to 2007.

2007 vs. 2006

Interest expense, net of amounts capitalized, increased $73.2 million in 2007 compared to 2006. This increase in interest expense was due to our average debt balance being much larger in 2007 compared to 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In 2006, all of the interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization.

Derivative gain

2008 vs. 2007

During 2008, we recognized a $4.7 million derivative gain. On our behalf, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during 2008.

2007 vs. 2006

During 2006, we incurred a $20.6 million derivative loss as a result of terminating interest rate swaps related to the termination of the Sabine Pass credit facility in November 2006.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) we make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. Additional information about our critical accounting policies is included in Note 4—“Summary of Significant Accounting Policies” of our Consolidated Combined Financial Statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. SFAS No. 160 will not have a material impact on our financial position, results of operations and cash flows.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on our financial position, results of operations and cash flow as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our financial position, results of operations and cash flow.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other accounting principles generally accepted in the United States of America (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of SFAS FSP No. 142-3 to have a material impact on our financial position, results of operations and cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations and cash flow.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that this new FSP will have any material impact upon our financial position, results of operations and cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps accounted for as derivatives. The NYMEX natural gas swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in 2008 that are expected to be sold as part of the testing phase of the commissioning process. As of December 31, 2008, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into a total of 785,500 MMBtu of NYMEX natural gas swaps through June 2009 for which it will receive fixed prices of $5.35 to $8.62 per MMBtu. At December 31, 2008, the value of the derivatives was an asset of $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners, L.P. (“Cheniere Partners”). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cheniere Partners’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement.

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Management’s Certifications

The certifications of Cheniere Partners’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Partners’ Form 10-K.

Cheniere Energy Partners, L.P.

By:	Cheniere Energy Partners GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI	By:	/s/ DON A. TURKLESON
	Charif Souki		Don A. Turkleson
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and

Unitholders of Cheniere Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. as of December 31, 2008 and 2007, and the related consolidated combined statements of operations, partners’ and owners’ capital (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners, L.P. at December 31, 2008 and 2007, and the consolidated combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners, GP, LLC, and

Unitholders of Cheniere Energy Partners, L.P.

We have audited Cheniere Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cheniere Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cheniere Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated combined statements of operations, partners’ and owners’ capital (deficit) equity, and cash flows for the two years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners, Members and Stockholders of the

Combined Predecessor Entities

Houston, Texas

We have audited the accompanying consolidated combined statements of operations, cash flows and changes in owners’ equity of the Combined Predecessor Entities (the “Company”), as defined in Note 1 to the consolidated combined financial statements, for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of its operations and its cash flows of the Company for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas

February 9, 2007

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$13
Restricted cash and cash equivalents	235,985	191,179
Accounts and interest receivable	2,087	5,584
Accounts receivable—affiliate	419	—
Advances to affiliate	2,198	1,709
Prepaid expenses and other	5,407	432

TOTAL CURRENT ASSETS	246,103	198,917
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	137,984	453,843
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	20,829	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	1,517,507	1,127,289
DEBT ISSUANCE COSTS, NET	30,748	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	10,705	28,497
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	9,923	—
OTHER	5,036	2,614

TOTAL ASSETS	$1,978,835	$1,904,978

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$137	$63
Accounts payable—affiliate	514	—
Accrued liabilities	40,926	52,309
Accrued liabilities—affiliate	184	1,048
Deferred revenue	2,500	—
Deferred revenue—affiliate	62,742	—

TOTAL CURRENT LIABILITIES	107,003	53,420
LONG-TERM DEBT, NET OF DISCOUNT	2,107,673	2,032,000
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	70,661	—
LONG-TERM DEBT—AFFILIATE	2,372	645
DEFERRED REVENUE	37,500	40,000
DEFERRED REVENUE—AFFILIATE	4,971	2,583
OTHER NON-CURRENT LIABILITIES	340	3,847
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at December 31, 2008 and 2007)	(23,520)	33,923
Subordinated unitholders (135,383,831 units issued and outstanding at December 31, 2008 and 2007)	(318,994)	(254,752)
General partner interest (2% interest with 3,302,045 units issued and outstanding at December 31, 2008 and 2007)	(9,171)	(6,688)

TOTAL PARTNERS’ DEFICIT	(351,685)	(227,517)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,978,835	$1,904,978

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year Ended December 31,
	2008	2007	2006
REVENUES
LNG TUA revenue from affiliate	$15,000	$—	$—

TOTAL REVENUE	15,000	—	—

EXPENSES
Operating and maintenance expense	6,345	—	—
Operating and maintenance expense—affiliate	5,125	—	—
Depreciation expense	7,994	35	50
Development expense	1,184	1,542	1,555
Development expense—affiliate	1,158	3,943	3,062
General and administrative expense	4,843	2,716	695
General and administrative expense—affiliate	5,492	4,280	4,915

TOTAL EXPENSES	32,141	12,516	10,277

LOSS FROM OPERATIONS	(17,141)	(12,516)	(10,277)

OTHER INCOME (EXPENSE)
Interest income	13,778	52,225	9,306
Interest expense, net	(79,887)	(88,661)	(15,463)
Loss on early extinguishment of debt	—	—	(23,761)
Derivative gain (loss), net	4,653	—	(20,577)
Other	253	—	—

TOTAL OTHER EXPENSE	(61,203)	(36,436)	(50,495)

NET LOSS	$(78,344)	$(48,952)	$(60,772)

Less:
Net loss through March 25, 2007		(12,128)

Net loss for partners from March 26, 2007 through December 31, 2007		$(36,824)

Allocation of net loss:
Limited partners’ interest	(76,777)	(36,088)
General partner’s interest	(1,567)	(736)

Net loss for partners	$(78,344)	$(36,824)

Basic and diluted net loss per limited partner unit	$(0.48)	$(0.23)

Weighted average number of limited partner units outstanding used for basic and diluted net loss per unit calculation:
Common units	26,416	26,416
Subordinated units	135,384	135,384

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ AND

OWNERS’ CAPITAL (DEFICIT)

(in thousands)

	Partners’/Owners’ Deficit	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2005	$151,696	$—	$—	$—	$151,696
Capital contributions	35,900	—	—	—	35,900
Distributions	(378,348)	—	—	—	(378,348)
Change in fair value of derivative instrument	(1,814)	—	—	—	(1,814)
Net loss	(60,772)	—	—	—	(60,772)

Balance at December 31, 2006	(253,338)	—	—	—	(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)

Balance at March 25, 2007	(265,466)	—	—	—	(265,466)
Contribution of net deficit investment to unitholders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through December 31, 2007	—	(5,892)	(30,196)	(736)	(36,824)
Distributions	—	(23,193)	—	(476)	(23,669)

Balance at December 31, 2007	—	33,923	(254,752)	(6,688)	(227,517)
Net loss	—	(12,535)	(64,242)	(1,567)	(78,344)
Distributions	—	(44,908)		(916)	(45,824)

Balance at December 31, 2008	$—	$(23,520)	$(318,994)	$(9,171)	$(351,685)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,344)	$(48,952)	$(60,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,994	35	50
Non-cash derivative (gain) loss	(1,230)	—	23
Amortization of debt issuance costs	3,984	3,793	695
Interest income on restricted cash and cash equivalents	(16,210)	(49,638)	—
Use of restricted cash and cash equivalents	(1,932)	103,043	—
Loss on early extinguishment of debt	—	—	23,750
Amortization of debt discount	1,369	—
Changes in operating assets and liabilities:
Accounts and interest receivable	3,498	—	(5,221)
Accounts receivable—affiliate	(419)	—	—
Accounts payable and accrued liabilities	21,973	(11,875)	12,399
Accounts payable and accrued liabilities—affiliate	(350)	408	97
Deferred revenue—affiliate	65,130	2,583	—
Advances to affiliate	(491)	—	—
Prepaid and other	(6,128)	(37)	1,067

NET CASH USED IN OPERATING ACTIVITIES	(1,156)	(640)	(27,912)
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	426,592	460,037	(1,150,066)
LNG terminal construction-in-process	(402,955)	(430,405)	(387,724)
Advances under long-term contracts	(14,274)	(39,155)	(6,481)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(9,923)	—	—
Investment in restricted U.S. Treasury securities	—	(63,923)	—
Other	—	(1,330)	(137)

NET CASH USED IN INVESTING ACTIVITIES	(560)	(74,776)	(1,544,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Sabine Pass LNG notes	144,965	—	2,032,000
Debt issuance costs	(4,837)	(725)	(43,966)
Use of (investment in) restricted cash and cash equivalents	(94,303)	725	—
Proceeds from issuance of common units	—	98,442	—
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distributions to owners	(45,824)	(23,668)	(378,348)
Borrowings under long-term note—affiliate	1,708	645	—
Affiliate payable	1	3	3
Capital contributions by partner	—	—	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,710	75,422	1,572,322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	6	2
CASH AND CASH EQUIVALENTS—beginning of year	13	7	5

CASH AND CASH EQUIVALENTS—end of year	$7	$13	$7

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of December 31, 2008, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the limited partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Common Units Holdings, LLC, Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

•	Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”) is a Delaware corporation that was owned by Holdings and was formed in 2004 to be the general partner of Sabine Pass LNG, L.P.;

•	Sabine Pass LNG-LP, LLC (“Sabine Pass LP”) is a Delaware limited liability company that was owned by Holdings and was formed in 2004 to be the limited partner of Sabine Pass LNG; and

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

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 2—DEVELOPMENT STAGE OPERATIONS

We were formed on October 20, 2003 (the earliest formation date of the Combined Predecessor Entities). Operations through the third quarter of 2008 have been devoted primarily to pre-construction and construction activities. Following the achievement of commercial operations of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began performing under its terminal use agreement (“TUA”) with Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc.

NOTE 3—INITIAL PUBLIC OFFERING

We and Holdings, as a selling unitholder, completed an offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon issuance of 5,054,164 common units to the public in the Cheniere Partners Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from the sale of common units by Holdings. Our common units are traded on the NYSE Alternext US under the symbol “CQP.”

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

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Combined Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain items in the prior year financial statements have been reclassified to conform with the 2008 presentation.

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

LNG Intangible Assets

LNG intangible assets include the costs of certain permits for the Sabine Pass LNG receiving terminal. Amortization began when the Sabine Pass LNG receiving terminal became operational and is calculated on the straight-line method over the estimated useful life of the Sabine Pass LNG receiving terminal.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 12—“Long-Term Debt”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred. For a discussion of potential revenue from related parties, please read Note 15—“Related Party Transactions”.

Income Taxes

With the exception of Sabine Pass GP, the Combined Predecessor Entities are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

in Sabine Pass LNG, and thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future. At December 31, 2008, the tax basis of our assets and liabilities was $205.9 million greater than the reported amounts of our assets and liabilities.

Pursuant to the Sabine Pass Indenture, Sabine Pass LNG is permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which Sabine Pass LNG is a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that Sabine Pass LNG would owe if Sabine Pass LNG were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by Sabine Pass LNG within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

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

Sabine Pass LNG has entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at our Sabine Pass LNG receiving terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. We have mitigated this credit risk by securing TUAs for a significant portion of our regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. The LNG terminal construction-in-process costs are depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation is begun as construction is completed. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are recorded in operations.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2008, 2007 or 2006.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. SFAS No. 160 will not have a material impact on our financial position, results of operations or cash flows.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on our financial position, results of operations or cash flow as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of SFAS FSP No. 142-3 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that this new FSP will have any material impact upon our financial position, results of operations or cash flow.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 5—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and U.S. Treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 12—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet. As of December 31, 2008 and 2007, $27.4 million and $40.2 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $43.7 million and $380.2 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheet, respectively.

Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 12—“Long-Term Debt”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the Sabine Pass Indenture. As of December 31, 2008, $13.7 million was classified as part of current restricted cash and cash equivalents and represents one-sixth of our semi-annual interest payment due within the next six months. As of December 31, 2007, $151.0 million was classified as current cash and cash equivalents as this amount related to the payment of interest due within twelve months and $61.8 million was classified as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities (See Note 3—“Initial Public Offering”). The distribution reserve, including interest earned thereon, is available to be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of December 31, 2008, we classified the $20.8 million balance of U.S. Treasury securities as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheet, as these securities had original maturities greater than three months.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ADVANCES UNDER LONG-TERM CONTRACTS

We have entered into certain EPC contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received. As of December 31, 2008 and 2007, our advances under long-term contracts were $10.7 million and $28.5 million, respectively.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2008	2007
LNG TERMINAL COSTS
LNG receiving terminal	$919,776	$—
LNG terminal construction-in-process	604,398	1,126,162
LNG site and related costs, net	183	191
Accumulated depreciation	(7,752)	—

Total LNG terminal costs	1,516,605	1,126,353
FIXED ASSETS
Computer and office equipment	200	203
Vehicles	421	522
Machinery and equipment	751	411
Other	254	68
Accumulated depreciation	(724)	(268)

Total fixed assets, net	902	936

PROPERTY, PLANT AND EQUIPMENT, NET	$1,517,507	$1,127,289

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For 2008, 2007 and 2006, we capitalized $80.7 million, $66.2 million and $22.3 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2008. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

NOTE 8—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of the

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Sabine Pass LNG receiving terminal. As of December 31, 2008, we had capitalized $30.7 million (net of accumulated amortization of $8.6 million) of costs directly associated with the Senior Notes, as follows (in thousands):

As of December 31, 2008

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(2,903)	$6,450
2016 Notes	30,035	10 years	(5,737)	24,298

	$39,388		$(8,640)	$30,748

Scheduled amortization of the debt issuance costs related to the Senior Notes for the next five years is estimated at $21.7 million.

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

In conjunction with the termination of the amended credit facility in November 2006, Sabine Pass LNG terminated the Swaps and recognized a loss of $20.6 million. In accordance with Emerging Issues Task Force (“EITF”) 00-9, Classification of a Gain or Loss from a Hedge of Debt That Is Extinguished, the loss recognized as a result of early termination of the Swaps is presented on the Consolidated Combined Statements of Operations as a derivative loss.

Accounting for Hedges

SFAS No. 133, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments. Under SFAS No. 133, we are required to record derivatives on our Balance Sheets as either an asset or liability measured at their fair value, unless exempted from derivative treatment under the normal purchase and normal sale exception. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met. These criteria require that the derivative is determined to be effective as a hedge and that it is formally documented and designated as a hedge.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

We determined that the Swaps qualified as cash flow hedges within the meaning of SFAS No. 133 and designated them as such. We assessed both at the inception of each of the Swaps and on an on-going basis, whether the Swaps that were used in our hedging transactions were highly effective in offsetting changes in cash flows of the hedged items. At inception, we determined the hedging relationship of the Swaps and the underlying debt to be highly effective. On an on-going basis, we monitored the actual dollar offset of the market values of the Swaps as compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges was reflected in earnings. We continued to assess the hedge effectiveness of the Swaps on a quarterly basis in accordance with the provisions of SFAS No. 133 until they were terminated in November 2006. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (“OCI”) and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. In our case, the impact on earnings was a reduction of interest expense of zero for the years ended December 31, 2008 and 2007. The ineffective portion of the gain or loss on the derivative instruments, if any, must be recognized currently in earnings. If the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings.

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2008 and 2007, accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Interest and related debt fees	$14,152	$13,005
LNG terminal construction costs	26,617	39,051
Affiliate	184	1,048
Other	157	253

	$41,110	$53,357

NOTE 11—DEFERRED REVENUE

As of December 31, 2008 and 2007, we had recorded $2.5 million and zero as current deferred revenue, respectively, and $37.5 million and $40.0 million as non-current deferred revenue, respectively, related to Total LNG USA, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) advance capacity reservation fee payments.

Following the achievement of commercial operability in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. In December 2008, Sabine Pass LNG received $62.7 million from Cheniere Marketing of advance capacity reservation fee payments for the first three months of 2009.

As of December 31, 2008 and 2007, we had recorded $62.7 million and zero as current deferred revenue—affiliate, respectively, and $5.0 million and $2.6 million as non-current deferred revenue—affiliate, respectively, related to Cheniere Marketing advance capacity reservation fee payments and advance ad valorem tax payments.

In November 2004, Total paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments will be amortized over a 10-year period after operations commence as a reduction of Total’s regasification capacity fee under its TUA. As a result, Sabine Pass LNG recorded the advance capacity reservation fee payments that it received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d and paid Sabine Pass LNG an additional $3.0 million advance capacity reservation fee. As of December 31, 2008, Chevron had made advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. These capacity reservation fee payments will be amortized over a 10-year period as a reduction of Chevron’s regasification capacity fee under its TUA. As a result, Sabine Pass LNG recorded the advance capacity reservation fee payments that it received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2008, we had $5.0 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 12—LONG-TERM DEBT

As of December 31, 2008 and 2007, our long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
Senior Notes, net of discount	$2,107,673	$2,032,000
Senior Notes—related party, net of discount	70,661	—
Long-term note—affiliate	2,372	645

Total long-term debt	$2,180,706	$2,032,645

Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

2016 Notes were $145.0 million. One of the lenders of the additional issuance of the 2016 Notes in the amount of $70.7 million is GSO Capital Partners, L.P. (“GSO”), an affiliate of two of Cheniere’s directors and one of the directors of our general partner. GSO did not receive any fees in connection with making the additional issuance of 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement, which are used by us for working capital and other general business purposes.

Sabine Pass LNG placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the Sabine Pass Indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note is to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Borrowings under this note bear interest at a fixed 7 1/2% rate with unpaid interest compounded semi-annually. The outstanding principal plus interest as of December 31, 2008, was $2.4 million.

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

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 14—FINANCIAL INSTRUMENTS

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets at December 31, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2008
Derivative assets	$1,230	$—	$—	$1,230

Total assets at fair value	$1,230	$—	$—	$1,230

Derivatives receivables reflect LNG commissioning cargo derivative positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivables, interest receivables, and accounts payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$412,500	$550,000	$525,250
2016 Notes (1)	1,628,334	1,204,967	1,482,000	1,404,195
Note to Affiliate (2)	2,372	2,379	645	645
Restricted U.S. Treasury Securities (3)	20,829	22,901	63,923	66,984

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008 and December 31, 2007.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

(2)	The note to affiliate bears interest at a fixed 7 1/2% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of December 31, 2008.
(3)	The fair value of our restricted U.S. Treasury securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008.

NOTE 15—RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, we had $2.2 million and $1.7 million, respectively, of advances to affiliates.

Under the LNG lease agreement described below, we had $9.9 million recorded as advances to affiliate—LNG held for commissioning on our Balance Sheets related to the purchase by Cheniere Marketing of commissioning cargoes as of December 31, 2008.

Under the service agreements described below, we paid $5.2 million during 2008, 2007 and 2006.

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA. In September 2008, Cheniere Marketing made a capacity payment of $15 million for October, November and December of 2008. In December 2008, Cheniere Marketing made a capacity payment of $62.7 million for the first three months of 2009. Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

LNG Lease Agreement

In September 2008, Sabine Pass LNG entered into an agreement in the form of a lease with Cheniere Marketing that enabled Sabine Pass LNG to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permits Cheniere Marketing to deliver LNG to the Sabine Pass LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down the Sabine Pass LNG receiving terminal. Under the terms of the agreement, Sabine Pass LNG pays Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. Sabine Pass LNG assumes full price risk of the purchase and sale of the LNG and also finances all activities relating to the LNG. Cheniere Marketing holds title to the LNG at all times and sells all redelivered LNG and remits the net proceeds from such sales back to Sabine Pass LNG.

LNG purchased on Sabine Pass LNG’s behalf by Cheniere Marketing that has been funded by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheet as advances to affiliate—LNG held for commissioning. LNG that is lost, used as fuel or sold results in the reduction of advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheet at historical cost. During the second quarter of 2008, Sabine Pass LNG advanced Cheniere Marketing funds to purchase LNG. At December 31, 2008, we had $9.9 million recorded as advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheet related to the purchase of commissioning cargoes. In addition, during the second quarter of 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.6 million that we capitalized as property, plant and equipment on our Consolidated Balance Sheet.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Service Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere Energy pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel, Sabine Pass LNG is required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel, Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

We entered into a services agreement with Cheniere Terminals pursuant to which we will pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation) commencing January 1, 2009 for the provision of various general and administrative services for our benefit following the closing of our initial public offering. In addition, we will reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During 2008, 2007 and 2006, we paid an aggregate of $5.2 million each year under the foregoing services agreement from restricted cash and cash equivalents.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe Sabine Pass LNG under their TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2008, we had $5.0 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

Sabine Pass LNG requires several LNG cargoes to cool down and commission the Sabine Pass LNG receiving terminal at the end of the construction process. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG sold $16.9 million and zero of natural gas to Cheniere Marketing under this contract during 2008 and 2007, respectively.

Sale of Natural Gas from Boil-off

In September 2007, Sabine Pass LNG entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in the Sabine Pass LNG receiving terminal at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG has not sold natural gas to Cheniere Marketing under this contract.

Purchase of Natural Gas for Fuel

In September 2007, Sabine Pass LNG entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. During 2008 and 2007, Sabine Pass LNG paid $2.9 million and $0.7 million, respectively, to Cheniere Marketing under this contract.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing to procure and deliver to the Sabine Pass LNG facility the LNG cargoes Sabine Pass LNG requires for commissioning. Sabine Pass LNG will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During 2008 and 2007, Sabine Pass LNG paid $25.4 million and zero, respectively, to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that Sabine Pass LNG provides its customers at the Sabine Pass LNG receiving terminal, Sabine Pass LNG retains 2% of the LNG that customers bring to the Sabine Pass LNG receiving terminal, which Sabine Pass LNG will use primarily as fuel for revaporization and self- generated power. In September 2007, Sabine Pass LNG entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. Sabine Pass LNG has not sold excess retainage to Cheniere Marketing under this contract.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Contract for the Exclusive Use of an LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing were parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, Sabine Pass LNG entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until the Sabine Pass LNG receiving terminal commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. During 2008, Sabine Pass LNG capitalized $18.3 million related to LNG vessel costs incurred under this contract.

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, Sabine Pass LNG entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during the Sabine Pass LNG receiving terminal commissioning process until the Sabine Pass LNG receiving terminal commercial start date. Sabine Pass LNG is responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. During 2008, Sabine Pass LNG capitalized $4.9 million related to tug costs incurred under this contract.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following is a schedule by years of future minimum rental payments required as of December 31, 2008 under the LNG site leases described below (in thousands):

Year ending December 31:
2009	$1,501
2010	1,501
2011	1,501
2012	1,501
2013	1,501
Later years (1)	121,581

Total minimum payments required	$129,086

(1)	The later years include the remaining initial term and the six 10-year extensions, as the lease option renewals were reasonably assured, as defined in SFAS No. 13, Accounting for Leases.

In January 2005, we exercised our options and entered into three land leases for the site of our LNG receiving terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. For 2005, these payments totaling $1.5 million were capitalized as part of the construction cost of the Sabine Pass LNG receiving terminal; however, beginning in January 2006, these lease payments have been expensed as required by FSP FAS 13-1 and resulted in $1.5 million being recognized as land site rental expense on the Consolidated Combined Statements of Operations for 2008, 2007 and 2006.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Construction Agreements

In July 2006, Sabine Pass LNG entered into various construction agreements to expand the Sabine Pass LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.8 Bcf, some of which include the following:

Sabine Pass LNG entered into an engineering, procurement, construction and management (“EPCM”) agreement with Bechtel Corporation (“Bechtel”) pursuant to which Bechtel will provide design and engineering services for the Sabine Pass LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that Sabine Pass LNG contracts with directly; construction management services to manage the construction of the Sabine Pass LNG receiving terminal; and, a portion of the construction services. Under the initial terms of the EPCM agreement, Bechtel will be paid on a cost reimbursable basis, plus a fixed fee in the amount of $18.5 million. A discretionary bonus may be paid to Bechtel at Sabine Pass LNG’s sole discretion upon completion. As of December 31, 2008, Sabine Pass LNG was committed to make cash payments of approximately $56.5 million in the future pursuant to this contract.

Sabine Pass LNG entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”), and Diamond LNG LLC, (“Diamond”), pursuant to which Zachry and Diamond will furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The EPC LNG tank contract provides that Zachry and Diamond will receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which is subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders. As of December 31, 2008, Sabine Pass LNG was committed to make cash payments of approximately $23.5 million in the future pursuant to this contract.

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 15—“Related Party Transactions” for information regarding such agreements.

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

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. The Crest Royalty is subject to a maximum of approximately $11.0 million per production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million. The Crest Royalty will be payable after natural gas is first processed on a commercial basis by a covered LNG facility. That has not occurred at the Sabine Pass LNG receiving terminal, and we are advised that it has not occurred at the Freeport LNG receiving terminal. We do not know when or at which LNG receiving terminal the first commercial processing will occur.

Freeport LNG has assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s receiving terminal. We are advised that Freeport LNG has entered into long-term TUAs with each of ConocoPhillips Company (“ConocoPhillips”), The Dow Chemical Company (“Dow”) and a subsidiary of Mitsubishi Corporation (“Mitsubishi”) for an aggregate of approximately 1.55 Bcf/d of terminal throughput capacity. The ConocoPhillips TUA is for approximately 0.9 Bcf/d; the Dow TUA is for approximately 0.5 Bcf/d, and the Mitsubishi TUA is for approximately 0.15 Bcf/d.

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

Other Commitments

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2008, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

See description of CEAs in Note 15—“Related Party Transactions.”

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2008 and 2007, there were no threatened or pending legal matters that would have a material impact on our combined results of operations, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid for interest, net of amounts capitalized	$77,243	$93,642	$—
Non-cash equity contribution	—	—	35,890
Construction-in-process and debt issuance additions funded with accrued liabilities	$9,893	$60,555	$16,018

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2008:
Revenues	$—	$—	$—	$15,000	$15,000
Loss from operations	(4,100)	(2,748)	(10,026)	(267)	(17,141)
Net loss	(14,515)	(24,513)	(10,897)	(28,419)	(78,344)
Net loss per limited partner unit	$(0.09)	$(0.15)	$(0.07)	$(0.17)	$(0.48)

Year ended December 31, 2007:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,886)	(2,874)	(3,167)	(4,589)	(12,516)
Net loss	(12,858)	(11,991)	(11,112)	(12,991)	(48,952)
Net loss per limited partner unit	$—	$(0.07)	$(0.07)	$(0.09)	$(0.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2008, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting is included in the Financial Statements on page 46 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

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

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Ben Guill, Lon McCain and Robert Sutcliffe, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE Alternext US and the Exchange Act. In addition, the board of directors of our general partner has determined that Lon McCain and Ben Guill meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE Alternext US, respectively.

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee.

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Ben Guill, Lon McCain and Robert Sutcliffe, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE Alternext US, the Exchange Act and other federal securities laws. Any matters approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

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

Directors and Executive Officers of Our General Partner

We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. The following sets forth information, as of February 17, 2009, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. Charif Souki, Don Turkleson and Walter Williams have served as directors of the general partner since 2006. Meg Gentle, Lon McCain and Robert Sutcliffe have served as directors of the general partner since 2007. Ben Guill, Keith Teague and James Bennett were elected as directors of the general partner in 2008.

Name	Age	Position with Our General Partner
Charif Souki	56	Director, Chairman of the Board and Chief Executive Officer
R. Keith Teague	44	Director, President and Chief Operating Officer
Don A. Turkleson	54	Director, Senior Vice President and Chief Financial Officer
James D. Bennett	39	Director
Meg A. Gentle	34	Director, Senior Vice President
Ben A. Guill	58	Director
Lon McCain	61	Director
Robert J. Sutcliffe	57	Director
Walter L. Williams	81	Director

Charif Souki is Chairman of Cheniere GP’s Board of Directors and Chief Executive Officer of our general partner and has held that officer position since January 2007. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. Mr. Souki is also a director and Chief Executive Officer of the general partner of Sabine Pass LNG, L.P.

R. Keith Teague is a director and President and Chief Operating Officer of our general partner and has held those officer positions since June 2008. He has served as Senior Vice President—Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President—Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly-owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is also President of the general partner of Sabine Pass LNG, L.P. He is responsible for the development, construction and operation of Cheniere’s LNG receiving terminal and pipeline assets. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.

Don A. Turkleson is a director and Senior Vice President and Chief Financial Officer of our general partner and has held that officer position since November 2006. Mr. Turkleson is Senior Vice President and Chief Financial Officer of Cheniere. He became a Senior Vice President of Cheniere in May 2004, relinquished the position of Treasurer of Cheniere in December 2004 and relinquished the position of Secretary in September 2006, positions which he had held since December 1997. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President—Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. He is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

James D. Bennett is a director of our general partner. Mr. Bennett is a Managing Director with GSO Capital Partners and has been involved in many of GSO’s private equity and mezzanine investments in the energy industry. Prior to joining GSO Capital Partners in 2005, Mr. Bennett served as Chief Financial Officer of Aquilex Service Corporation, which provides specialty repair services to refining and power generation facilities worldwide. Prior to that time, Mr. Bennett was vice president of operations at Exario Networks, a provider of telecommunications solutions, from 2000 to 2001. Before that time, Mr. Bennett was in the investment banking group of Donaldson, Lufkin & Jenrette where he was involved in transactions for companies in all segments of the energy industry from 1995 to 2000. Mr. Bennett started his career in corporate banking at NationsBank in 1993. Mr. Bennett received a B.B.A. in Finance from Texas Tech University and currently serves as a Director of United Engines, LLC, an engine parts and repair services provider, and Crestwood Midstream Partners, LLC, a midstream energy company.

Meg A. Gentle is a director and Senior Vice President of our general partner and has held that officer position since June 2008. She has served as Senior Vice President—Strategic Planning and Finance of Cheniere since February 2008. Prior to that time, she served as Vice President of Strategic Planning since September 2005. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko

Petroleum Corporation, an oil and gas exploration and development company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.

Ben A. Guill is a director of our general partner and serves as a member of the Audit Committee and Conflicts Committee. Mr. Guill is a Managing Partner of White Deer Energy, a private equity investment firm. Mr. Guill was President of First Reserve Corporation, a private equity firm specializing in the energy industry until 2007. Prior to joining First Reserve, Mr. Guill was the Managing Director and Co-head of Investment Banking of Simmons & Company International, an investment banking firm specializing in the oil service industry. He serves as a director of National Oilwell Varco, a publicly traded provider of equipment and services to the upstream oil and gas industry, and Trico Marine Services, Inc., a publicly traded provider of subsea, trenching and marine support vessels and services.

Lon McCain is a director of our general partner and serves as the Chairman of the Audit Committee and a member of the Conflicts Committee. He was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Transzap, Inc., a provider of digital data and electronic payment solutions, Crimson Exploration, Inc., a publicly traded oil and natural gas exploration and production company, and Continental Resources, Inc., a publicly traded oil and natural gas exploration and production company. Mr. McCain received a B.S. in business administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005.

Robert J. Sutcliffe is a director of our general partner and serves as the Chairman of the Conflicts Committee and a member of the Audit Committee. He is a lawyer and business advisor based in Los Angeles and is the Managing Director of Craftsman Capital Advisors LLC, a private financial advisory and business consulting firm specializing in representation of entrepreneurs and venture investors. Mr. Sutcliffe was, until 1989, a partner and chairman of the corporate practice group in the Los Angeles office of Brobeck, Phleger & Harrison, where his practice focused on venture capital, corporations and securities. He then served as Congressional Chief of Staff to the Honorable Christopher Cox of California until 1990. Mr. Sutcliffe received a B.A. in political science and international relations from the University of California, Los Angeles and a J.D. from Harvard Law School.

Walter L. Williams is a director of our general partner. Mr. Williams served as Vice Chairman of the board of directors of Cheniere from June 1999 until June 2008. He served as President and Chief Executive Officer of Cheniere from September 1997 until June 1999 and as Vice Chairman of the board of directors of Cheniere from July 1996 until September 1997. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil Company, a publicly-held Gulf Coast exploration and production company. Prior to that time, he was an independent petroleum consultant. Mr. Williams received a B.S. in petroleum engineering from Texas A&M University and is a Registered Engineer in Louisiana and Texas. He currently serves on the advisory council of the School of Engineering at Texas A&M University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that all Section 16(a) filing requirements were met during 2008 in a timely manner except as follows: (i) Mr. Williams failed to timely report the acquisition of common units in February 2008 as a result of a dividend reinvestment by his broker and (ii) Mr. Souki failed to timely report the sale of common units in April 2008 that resulted from a margin call by a broker to whom the common units were pledged.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable administrative fee of $10 million per year, subject to adjustment for inflation, commencing January 1, 2009. For a description of the services agreement, see Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8.

The board of directors of our general partner has adopted a long-term incentive plan for employees, consultants and directors of our general partner, employees of its affiliates and consultants to its subsidiaries. The purpose of the plan is to enhance attraction and retention of qualified individuals who are essential for the successful operation of our partnership and to encourage them to align their interests with our interests through an equity ownership stake in us. The plan allows for the grant of options, restricted units, phantom units and unit appreciation rights. Up to 1,250,000 units may be granted under the plan. The only awards that have been granted under the plan have been made to the board of directors of our general partner in the form of these phantom units to be settled in cash over a three-year graded vesting period.

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

R. Keith Teague

Don A. Turkleson

James D. Bennett

Meg A. Gentle

Ben A. Guill

Lon McCain

Robert J. Sutcliffe

Walter L. Williams

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2008.

Director Compensation

On May 29, 2007 (the “Grant Date”), the board of directors of our general partner approved an annual fee of $50,000 to each non-management director of our general partner for services as a director. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; and $5,000 for the chairman of the conflicts committee. All directors’ fees are pro-rated from the date of election to the board and are payable quarterly. In addition, on the Grant Date, the board of directors of the general partner granted Lon McCain and Robert Sutcliffe 12,000 phantom units pursuant to the terms of the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. Mr. Guill and Mr. Bennett were elected to the board of directors of our general partner on January 16, 2008 and August 15, 2008, respectively. Mr. Williams became a non-management director of our general partner effective August 1, 2008. In addition to the annual fees paid to the non-management directors, Mr. Guill, Mr. Williams and Mr. Bennett each received 12,000 phantom units. The grants have the same terms as those grants made on May 29, 2007 except that the Grant Date is January 16, 2008, September 10, 2008 and December 10, 2008, respectively. The directors will receive an additional 3,000 phantom units annually on each anniversary of the Grant Date. Vesting will occur for one-fourth of the phantom units on each anniversary of the Grant Date beginning on the first anniversary of the Grant Date. Upon vesting, the phantom units will be payable in cash in an amount equal to the fair market value of a common unit on such date. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table shows the compensation of the directors for the 2008 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (2)	$—	$—	$—	$—	$—	$—	$—
R. Keith Teague (2)	—	—	—	—	—	—	—
Don A. Turkleson (2)	—	—	—	—	—	—	—
James D. Bennett (3)	—	3,710	—	—	—	—	3,710
Meg A. Gentle (2)	—	—	—	—	—	—	—
Ben A. Guill (4)	54,048	10,666	—	—	—	—	64,714
Lon McCain (5)	80,000	20,633	—	—	—	—	100,633
Robert J. Sutcliffe (6)	70,000	20,633	—	—	—	—	90,633
Walter L. Williams (7)	14,583	3,710	—	—	—	3,854	22,147

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), of the phantom units awarded. The phantom units are to be settled in cash. The units are valued using the closing unit price on date of grant and are revalued on a quarterly basis through the date of vesting. The calculation for unit awards include awards granted on

May 29, 2007, as they contained a three year graded vesting. The grant date fair value of 12,000 phantom units granted on May 29, 2007 to Mr. McCain and Mr. Sutcliffe was $228,120; on May 29, 2008, 6,000 of these phantom units, or one-third of the phantom units, vested with a fair value of $57,300.

(2)	Charif Souki, Keith Teague, Don Turkleson and Meg Gentle are executive officers of our general partner and are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.
(3)	Mr. Bennett was granted 12,000 phantom units in 2008 with a grant date fair value of $53,160. As of December 31, 2008, he held a total of 12,000 phantom units.
(4)	Mr. Guill was granted 12,000 phantom units in 2008 with a grant date fair value of $158,040. As of December 31, 2008, he held a total of 12,000 phantom units.
(5)	Mr. McCain was granted 3,000 phantom units in 2008 with a grant date fair value of $30,510. As of December 31, 2008, he held a total of 12,000 phantom units. Mr. McCain received $34,770 in cash upon the vesting of 3,000 phantom units in May 2008.
(6)	Mr. Sutcliffe was granted 3,000 phantom units in 2008 with a grant date fair value of $30,510. As of December 31, 2008, he held a total of 12,000 phantom units. Mr. Sutcliffe received $34,770 in cash upon the vesting of 3,000 phantom units in May 2008.
(7)	Mr. Williams became a non-employee director effective as of August 1, 2008 and was granted 12,000 phantom units in 2008 with a grant date fair value of $87,600. As of December 31, 2008, he held a total of 12,000 phantom units. Mr. Williams also had use of an office, parking space, laptop and blackberry at Cheniere’s headquarters during 2008. The pro rata amount of office lease expense related to that space was approximately $719, the parking expense was approximately $1,050 and the laptop blackberry expense was approximately $2,085.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 17, 2009, there were 26,416,357 common units outstanding and 135,383,831 subordinated units outstanding. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 17, 2009 by:

•	each person who beneficially owns more than 5% of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage Of Subordinated Units Beneficially Owned	Percentage of Total Equity Securities Beneficially Owned
Cheniere Energy, Inc. (1)(2)	10,891,357	41%	135,383,831	100%	89%
Cheniere LNG Holdings, LLC (2)(3)	10,891,357	41%	135,383,831	100%	89%
Cheniere Subsidiary Holdings, LLC (2)(3)	—	—	135,383,831	100%	82%
Cheniere Common Units Holding (2)(3)	10,891,357	41%	—	100%	7%
Charif Souki (4)	323,496	1%	—	—	*
R. Keith Teague	—	*	—	—	*
Don A. Turkleson	25,000	*	—	—	*
James D. Bennett	—
Meg A. Gentle	8,035	*	—	—	*
Ben A. Guill	—	—	—	—	—
Lon McCain	—	—	—	—	—
Robert J. Sutcliffe	—	—	—	—	—
Walter L. Williams	15,388	*	—	—	—
All executive officers and directors as a group (9 persons)	371,919	1%	—	—	*

*	Less than 1%
(1)	Cheniere Energy, Inc. is the ultimate parent company of Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere common Units Holding, LLC.
(2)	Cheniere LNG Holdings, LLC owns 100% of the equity interests in our general partner and an 89% limited partner interest in us either directly or through Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC, each a wholly-owned subsidiary, and may, therefore, be deemed to beneficially own the units held by Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC.
(3)	All of Cheniere LNG Holdings, LLC’s subordinated units are pledged as collateral to The Bank of New York, as administrative agent under the Credit Agreement, dated May 31, 2007. All of Cheniere LNG Holdings, LLC’s common units are pledged as collateral to The Bank of New York, as collateral agent, under the 2008 Convertible Loans.
(4)	Mr. Souki holds 40,396 units directly and his wife owns 283,100 units.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2008 with respect to this plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	1,250,000
Total	—	N/A	1,250,000

(1)	The phantom units that have been granted are payable in cash at the time of vesting in an amount equal to the fair market value of a common unit on such date.

For more information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” in Item 11. Executive Compensation, above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related party transactions are in addition to those related party transactions described in Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8. Except as described below, such related party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides Sabine Pass LNG the ability to hedge its future price risk from time to time. The ISDA Master Agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2008 and 2007.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $53,862 and zero to Sabine Pass LNG related to operational imbalances under this agreement during 2008 and 2007, respectively

The following related party transaction was not approved by the board of directors or audit committee of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement (CEA Tax Agreements)

In July 2007, Sabine Pass LNG entered into CEAs and a related agreement with Cheniere Marketing, as more fully described in Note 15 of our Notes to Consolidated Combined Financial Statements in Item 8. No amounts were paid to Cheniere Marketing under this agreement during 2008 and 2007.

Independent Directors

Because we are a limited partnership, the NYSE Alternext US does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by NYSE Alternext US. The board of our general partner has determined that Ben Guill, Lon McCain and Robert Sutcliffe are independent directors in accordance with the following NYSE Alternext US independence standards. A director would not be independent if any of the following relationships exists:

•	a director who is, or during the past three years was, employed by the partnership, general partner or by any parent or subsidiary of the partnership or general partner;

•

a director who accepts, or has an immediate family member who accepts, any compensation from the partnership, general partner or by any parent or subsidiary of the partnership or general partner in excess of $120,000 during any twelve consecutive-month period or any of the past three fiscal years, other than compensation for board or committee services, or compensation paid to an immediate family member who is a non-executive employee of the partnership, general partner or by any parent or subsidiary of the partnership or general partner, among other exceptions;

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ending December 31, 2008 and 2007. The following table sets forth the fees from our independent accountants, Ernst & Young LLP for professional services rendered for 2008 and 2007:

	Ernst & Young LLP
	Fiscal 2008	Fiscal 2007
Audit Fees	$750,002	$444,400
Audit-Related Fees	77,661	—

Total	$827,663	$444,400

Audit Fees—Audit fees for 2008 and 2007 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2008 were for services rendered in connection with the offering of securities in a private placement.

There were no tax or other fees in 2008 or 2007.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal year ended December 31, 2008 and 2007 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

Exhibit No.		Description
2.1	*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1	*	Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.2	*	First Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.3	*	Certificate of Formation of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.3 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.4	*	Second Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 8, 2007)

4.1	*	Form of common unit certificate. (Incorporated by reference to Exhibit A to Exhibit 3.2 above)

4.2	*	Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3	*	Form of 7.25% Senior Secured Note due 2013 (Included as Exhibit A1 to Exhibit 4.2 above)

4.4	*	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)

Exhibit No.	Description
10.1*	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.4*	Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.5*	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6*	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.7*	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8*	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9*	Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.10*	Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.11*	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.12*	LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.13*	Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.		Description
10.14	*	Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 20, 2004)

10.15	*	Change Orders 1 through 27 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.15 to Cheniere Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.16	*	Change Orders 28, 29 and 31 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2006).

10.17	*	Change Orders 30, 32 and 33 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006).

10.18	*	Change Orders 34, 35, 36, 37 and 38 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2006)

10.19	*	Change Order 39 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.20	*	Change Order 40 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.31 of Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.21	*	Change Order 41 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007).

10.22	*	Change Order 42 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated January 18, 2007, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.19 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.23	*	Change Order 43 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on April 3, 2007)

10.24	*	Change Orders 44 and 45 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter March 31, 2007 (SEC File No. 001-16383), filed on May 8, 2007)

Exhibit No.		Description
10.25	*	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.26	*	Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.27	*	Change Orders 51 and 52 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.26 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

10.28	*	Change Orders No. 53 through 56 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2008)

10.29	*	Change Orders 57 and 58 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.30	*	Change Order 59 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.30 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.31	*	Amendment to Agreement, dated September 3, 2008, for modification for transfer of risk of loss and modification of certain other obligations between Owner and Contractor under the Lump Sum Turnkey Agreement for Engineering, Procurement and Construction of the Sabine Pass LNG Receiving, Storage and Regasification Terminal by and between Sabine Pass LNG, L.P. and Bechtel Corporation, dated December 18, 2004. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.32	*	Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.33	*	Change Order 1 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.34	*	Change Orders 2 and 3 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.38 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

Exhibit No.		Description
10.35	*	Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007)

10.36	*	Change Orders 5, 6, 7 and 8 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.35 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

10.37	*	Change Order 10 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.38	*	Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.39	*	Change Order 1, 2 and 3 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.37 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.40	*	Change Order 4 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.41 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.41	*	Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.42	*	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.43	*	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter September 30, 2007 (SEC File No. 001-16383), filed on November 6, 2007)

10.44	*	Change Order 7 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.42 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

Exhibit No.		Description
10.45	*	Change Order 8 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2008)

10.46	*	Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.47	*	Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.48	*	Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.49	*	Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.50	*	Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.51	*	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.52	*	Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.53		Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P.

10.54	*	Services and Secondment Agreement, dated March 26, 2007, between Cheniere LNG O&M Services, L.P. and Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.55	*	CQP GP Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

Exhibit No.		Description
10.56	*	Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.57	*	Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.58	*	Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.59	*	Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.60	*	Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.61	*	Management and Administrative Services Agreement, dated March 26,2 007, between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.62	*	CQP Consent and Agreement (Management and Administrative Services Letter Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Cheniere Energy Partners, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.63	*	Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.64	*	Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.65	*†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.66	*†	Form of Restricted Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.67	*†	Form of Restricted Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

Exhibit No.		Description
10.68	*†	Form of Director Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.41 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.69	*†	Form of Units Option Agreement for employees and consultants (three-year). (Incorporated by reference to Exhibit 10.42 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.70	*†	Form of Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.71	*†	Form of Phantom Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.72	*†	Form of Phantom Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.73	*†	Form of Phantom Units Agreement. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.74	*†	Summary of Compensation to Independent Directors. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

21.1		Subsidiaries of Cheniere Energy Partners, L.P.

23.1		Consent of Ernst & Young LLP

23.2		Consent of UHY LLP

31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer and Chairman of the Board

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI Charif Souki	Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	February 26, 2009

/s/ R. KEITH TEAGUE R. Keith Teague	President and Chief Operating Officer, Director (Principal Operating Officer)	February 26, 2009

/s/ DON A. TURKLESON Don A. Turkleson	Senior Vice President & Chief Financial Officer, Director (Principal Financial Officer)	February 26, 2009

/s/ JERRY D. SMITH Jerry D. Smith	Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/s/ JAMES D. BENNETT James D. Bennett	Director	February 26, 2009

/s/ MEG A. GENTLE Meg A. Gentle	Director	February 26, 2009

/s/ BEN A. GUILL Ben A. Guill	Director	February 26, 2009

/s/ LON MCCAIN Lon McCain	Director	February 26, 2009

/s/ ROBERT J. SUTCLIFFE Robert J. Sutcliffe	Director	February 26, 2009

/s/ WALTER L. WILLIAMS Walter L. Williams	Director	February 26, 2009