Form 10-Q
period 2009-03-31
Cheniere Energy Partners, L.P.
filed 2009-05-08
CIK 1383650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐             Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of May 1, 2009.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169,943	$7
Restricted cash and cash equivalents	54,961	235,985
Accounts and interest receivable	4,308	2,087
Accounts receivable—affiliate	1,637	419
Advances to affiliate	3,790	2,198
Prepaid expenses and other	6,847	5,407

Total current assets	241,486	246,103
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	94,345	137,984
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	20,829	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	1,565,772	1,517,507
DEBT ISSUANCE COSTS, NET	29,816	30,748
ADVANCES UNDER LONG-TERM CONTRACTS	4,573	10,705
ADVANCES TO AFFILIATE – LNG HELD FOR COMMISSIONING	13,673	9,923
OTHER	5,031	5,036

Total assets	$1,975,525	$1,978,835

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$371	$137
Accounts payable—affiliate	1,066	514
Accrued liabilities	83,499	40,926
Accrued liabilities—affiliate	1,232	184
Deferred revenue	13,758	2,500
Deferred revenue—affiliate	62,549	62,742

Total current liabilities	162,475	107,003
LONG-TERM DEBT, NET OF DISCOUNT	2,108,280	2,107,673
LONG-TERM DEBT – RELATED PARTY, NET OF DISCOUNT	71,228	70,661
LONG-TERM DEBT – AFFILIATE	—	2,372
DEFERRED REVENUE	36,500	37,500
DEFERRED REVENUE – AFFILIATE	4,971	4,971
OTHER NON-CURRENT LIABILITIES	337	340
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at March 31, 2009 and December 31, 2008)	(32,574)	(23,520)
Subordinated unitholders (135,383,831 units issued and outstanding at March 31, 2009 and December 31, 2008)	(365,390)	(318,994)
General partner interest (2% interest with 3,302,045 units issued and outstanding at March 31, 2009 and December 31, 2008)	(10,302)	(9,171)

Total partners’ deficit	(408,266)	(351,685)

Total liabilities and partners’ deficit	$1,975,525	$1,978,835

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
LNG TUA revenue—affiliate	$62,549	$—

TOTAL REVENUES	62,549	—
EXPENSES
Operating and maintenance expense	3,947	4
Operating and maintenance expense—affiliate	2,610	—
Depreciation expense	6,649	19
Development expense	—	467
Development expense—affiliate	—	1,454
General and administrative expense	737	848
General and administrative expense—affiliate	5,210	1,308

TOTAL EXPENSES	19,153	4,100

INCOME (LOSS) FROM OPERATIONS	43,396	(4,100)
OTHER INCOME (EXPENSE)
Interest income	560	6,703
Interest expense, net	(32,929)	(16,282)
Interest expense—affiliate, net	(13)	(16)
Derivative gain (loss), net	2,562	(830)
Other	12	10

TOTAL OTHER EXPENSE	(29,808)	(10,415)

NET INCOME (LOSS)	$13,588	$(14,515)

Allocation of net income (loss):
Limited partners’ interest	13,316	(14,225)
General partner’s interest	272	(290)

Net income (loss) for partners	$13,588	$(14,515)

Basic and diluted net income (loss) per limited partner unit	$0.08	$(0.09)

Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,416	26,416
Subordinated units	135,384	135,384

TOTAL LIMITED PARTNER UNITS	161,800	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2008	$(23,520)	$(318,994)	$(9,171)	$(351,685)
Net income	2,174	11,142	272	13,588
Distributions	(11,228)	(57,538)	(1,403)	(70,169)

Balance at March 31, 2009	$(32,574)	$(365,390)	$(10,302)	$(408,266)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,588	$(14,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,649	19
Non-cash derivative gain	(270)	—
Amortization of debt issuance costs	954	949
Interest income on restricted cash and cash equivalents	(23)	(7,202)
Use of (investment in) restricted cash and cash equivalents	—	406
Amortization of debt discount	1,174	—
Changes in operating assets and liabilities:
Accounts and interest receivable	(182)	(33)
Accounts payable and accrued liabilities	27,487	16,071
Accounts payable and accrued liabilities—affiliate	853	3,882
Accounts receivable—affiliate	(1,218)	—
Advances to affiliate	(1,593)	—
Deferred revenue	10,258	—
Deferred revenue—affiliate	(193)	—
Other	(1,168)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	56,316	(423)
CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	148,468	148,074
LNG terminal construction-in-process, net	(25,664)	(108,447)
Advances under long-term contracts	(57)	(13,212)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(12,800)	—
Prepayment to affiliate for LNG cargo for commissioning	—	(25,590)
Other	—	(825)

NET CASH USED IN INVESTING ACTIVITIES	109,947	—
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to unitholders	(70,169)	(11,456)
Borrowings from long-term debt—affiliate	114	397
Repayment of long-term debt—affiliate	(2,467)	—
Debt issuance costs	—	(13)
Affiliate payable	(23)	24
Use of restricted cash and cash equivalents	76,218	11,469

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,673	421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,936	(2)
CASH AND CASH EQUIVALENTS—beginning of period	7	12

CASH AND CASH EQUIVALENTS—end of period	$169,943	$10

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain items in the prior year financial statements have been reclassified to conform to the 2009 presentation. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2009.

With the exception of our wholly-owned subsidiary, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), we are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest in our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”) and, thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2—Advances to Affiliate-LNG Held for Commissioning

Liquified natural gas (“LNG”) purchased on our behalf by Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., has been funded by us and is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as advances to affiliate—LNG held for commissioning (See Note 10—“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regassified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

At March 31, 2009 and December 31, 2008, we had $13.7 million and $9.9 million, respectively, recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. Treasury securities consist of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 7—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, $27.4 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $43.7 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheet, respectively.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 7—“Long-Term Debt”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of March 31, 2009 and December 31, 2008, $54.9 million and $13.7 million, respectively, were classified as current restricted cash and cash equivalents as these amounts related to the payment of interest due within twelve months. As of March 31, 2009 and December 31, 2008, $82.4 million was classified as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities. The distribution reserve, including interest earned thereon, is available to be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of March 31, 2009 and December 31, 2008, we classified $12.0 million as non-current restricted cash that may be utilized to pay quarterly distributions. As of March 31, 2009 and December 31, 2008, we classified $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	March 31, 2009	December 31, 2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,066,825	$919,776
LNG terminal construction-in-process	512,201	604,398
LNG site and related costs, net	182	183
Accumulated depreciation	(14,276)	(7,752)

Total LNG terminal costs	1,564,932	1,516,605

FIXED ASSETS
Computer and office equipment	245	200
Vehicles	421	421
Machinery and equipment	751	751
Other	272	254
Accumulated depreciation	(849)	(724)

Total fixed assets, net	840	902

PROPERTY, PLANT AND EQUIPMENT, NET	$1,565,772	$1,517,507

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the three-month periods ended March 31, 2009 and 2008, we capitalized $10.4 million and $22.4 million, respectively, of interest expense related to the construction of the Sabine Pass LNG receiving terminal.

The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

NOTE 5—Advances Under Long-term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of March 31, 2009 and December 31, 2008, our advances under long-term contracts were $4.6 million and $10.7 million, respectively.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—Accrued Liabilities

As of March 31, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Interest and related debt fees	$55,349	$14,152
LNG terminal construction costs	28,020	26,617
Affiliate	1,232	184
Other	130	157

Accrued liabilities	$84,731	$41,110

NOTE 7—Long-Term Debt

As of March 31, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Senior Notes: net of discount	$2,108,280	$2,107,673
Senior Notes, net of discount—related party	71,228	70,661
Long-term note—affiliate	—	2,372

Total Long-term debt, net of discount	$2,179,508	$2,180,706

Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million. One of the lenders of the additional issuance of the 2016 Notes in the amount of $70.7 million is GSO Capital Partners, L.P. (“GSO”), an affiliate of one member of the board of directors of our general partner. GSO, a related party, did not receive any fees in connection with the additional issuance of 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement Sabine Pass LNG entered into in connection with the Senior Notes, which are used by Sabine Pass LNG for working capital and other general business purposes.

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

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2009, Sabine Pass LNG made a distribution of $76.3 million to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Interest on borrowings under this note was at a fixed rate of 7 1/2% with unpaid interest compounded semi-annually. In January 2009, we repaid this $2.5 million note in full.

NOTE 8—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. On May 31, 2007, Cheniere LNG Holdings, LLC (“Holdings”) contributed all of its 135,383,831 subordinated units to Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”).

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

NOTE 9—Financial Instruments

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated as a qualifying hedge in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Effective January 1, 2008, we adopted FASB Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets at March 31, 2009 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative assets	$1,500	$—	$—	$1,500

Derivative assets reflect positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivables, interest receivables, and accounts payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$393,250	$550,000	$412,500
2016 Notes (1)	1,629,508	1,087,697	1,628,334	1,204,967
Restricted U.S. Treasury securities (3)	20,829	22,907	20,829	22,901
Note to affiliate (2)	—	—	2,372	2,379

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2009 and December 31, 2008.
(2)	The note to affiliate bears interest at a fixed 7 1/2% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of December 31, 2008.
(3)	The fair value of our restricted U.S. Treasury securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2009 and December 31, 2008.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 10—Related Party Transactions

As of March 31, 2009 and December 31, 2008, we had $3.8 million and $2.2 million, respectively, of advances to affiliates. In addition, we or Sabine Pass LNG has entered into the following related party transactions:

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”), and is required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. In March 2009, Cheniere Marketing made a capacity reservation fee payment of $62.4 million for April, May and June of 2009. In December 2008, Cheniere Marketing made a capacity reservation fee payment of $62.7 million for the first three months of 2009 which was recognized as LNG TUA revenue—affiliate in the three months ended March 31, 2009. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

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

LNG purchased on Sabine Pass LNG’s behalf by Cheniere Marketing that has been funded by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as advances to affiliate—LNG held for commissioning. LNG that is lost, used as fuel or sold results in the reduction of advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008 and the first quarter of 2009, Sabine Pass LNG advanced Cheniere Marketing funds to purchase LNG. At March 31, 2009 and December 31, 2008, we had $13.7 million and $9.9 million, respectively, recorded as advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheets related to the purchase of commissioning cargoes. In addition, during the three-month periods ended March 31, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.3 million and zero, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

Service Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel Corporation (“Bechtel”), Sabine Pass LNG was required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee increased to $130,000 (indexed for inflation) upon the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, and the counterparty is entitled

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel, Sabine Pass LNG was required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation). With the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, the monthly fixed fee increased to $520,000 (indexed for inflation).

We entered into a services agreement with Cheniere Terminals that commenced January 1, 2009, pursuant to which we pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the three-month periods ended March 31, 2009 and 2008, we paid an aggregate of $5.0 million and $1.3 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements (“CEAs”)

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under their TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of March 31, 2009 and December 31, 2008, we had $5.0 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the three-month periods ended March 31, 2009 and 2008, Sabine Pass LNG did not sell or purchase any natural gas under its purchase and sale agreements with Cheniere Marketing.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contract for Commissioning Activities

We have entered into a number of related party agreements for commissioning activities with Cheniere Marketing. During the three-month periods ended March 31, 2009 and 2008, Sabine Pass LNG paid an aggregate of zero and $38.8 million, respectively, under Sabine Pass LNG’s commissioning activities agreements with Cheniere Marketing.

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash paid for interest, net of amounts capitalized	$—	$—
Construction-in-process and debt issuance additions funded with accrued liabilities	60,504	70,825

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•	statements regarding any business strategies, any business plans or any other plans, forecasts, projections or objectives, any or all of which are subject to change;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. (“Cheniere”) and its affiliates;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

OVERVIEW

We are a Delaware limited partnership recently formed by Cheniere. Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, under its terminal use agreement (“TUA”). In December 2008, Cheniere Marketing paid Sabine Pass LNG capacity reservation fee payments of $62.7 million for the three-month period ended March 31, 2009. In March 2009, Cheniere Marketing paid Sabine Pass LNG capacity reservation fee payments of $62.4 million for the three-month period ending June 30, 2009. Also, Sabine Pass LNG began receiving capacity reservation fee payments from Total LNG USA, Inc. (“Total”) under its TUA in March 2009, when Total made its first monthly capacity reservation fee payment of $10.3 million for April 2009 capacity.

Overview of Significant 2009 Events

In the first quarter of 2009, we maintained commercial operability and continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal and to generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs. The major events of the first quarter of 2009 include the following:

•	the receipt of capacity reservation fee payments from Cheniere Marketing and Total;

•	the purchase, transportation and successful unloading of an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal; and

•	the first distribution to our subordinated unitholders.

LIQUIDITY AND CAPITAL RESOURCES

Construction

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, approximately $1,465 million of construction and commissioning costs had been incurred as of March 31, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and cash and cash equivalents designated for construction.

TUA Revenues

The entire approximately 4.0 Bcf/d of regassification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing. Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of the Sabine Pass LNG receiving terminal in September 2008, capacity reservation fee TUA payments will begin to be made by the Sabine Pass LNG third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

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

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its respective TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table:

	Three Months Ended March 31,
	2009	2008
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$224,686	$159,543
Operating cash flow	56,316	—
Borrowings under long-term debt—affiliate	114	397
Other	—	24

Total sources of cash and cash equivalents	281,116	159,964

USES OF CASH AND CASH EQUIVALENTS
Distribution to unitholders	(70,169)	(11,456)
LNG terminal construction-in-process, net	(25,664)	(108,447)
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	(12,800)	—
Prepayment to affiliate for LNG cargo for commissioning	—	(25,590)
Operating cash flow	—	(423)
Repayment of long-term debt—affiliate	(2,467)	—
Advances under long-term contracts	(57)	(13,212)
Other	(23)	(838)

Total uses of cash and cash equivalents	(111,180)	(159,966)

Net increase (decrease) in cash and cash equivalents	169,936	(2)
Cash and cash equivalents—beginning of period	7	12

Cash and cash equivalents—end of period	$169,943	$10

Use of restricted cash and cash equivalents

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the three months ended March 31, 2009 and 2008, the $224.7 million and $159.5 million, respectively, of restricted cash and cash equivalents were primarily used to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal. In addition, $76.3 million of restricted cash was used by Sabine Pass LNG in the first quarter of 2009 to fund the distribution to us.

Operating cash flow

During the three-month period ended March 31, 2009, cash from operations was $56.3 million as a result of TUA payments received by Sabine Pass LNG from Cheniere Marketing and Total.

Distribution to unitholders

During the three months ended March 31, 2009, we made $70.2 million of distributions to our common unitholders, subordinated unitholders and general partner. For the three months ended March 31, 2008, we made a $11.5 million distribution to our common unitholders and general partner.

LNG terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG receiving terminal were $25.7 million and $108.4 million in the three months ended March 31, 2009 and 2008, respectively. Our capital expenditures decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008.

Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process

During the three-month period ended March 31, 2009, Sabine Pass LNG made a $12.8 million advance to Cheniere Marketing under its LNG lease agreement for the purchase of an LNG cargo to be used for the commissioning of the Sabine Pass LNG receiving terminal. The commissioning process is required near the end of construction to perform testing and commissioning and to establish the LNG heel in each LNG storage tank.

Prepayment to affiliate for LNG cargo for commissioning

During the three months ended March 31, 2008, Sabine Pass LNG made a prepayment to Cheniere Marketing for the purchase of its first cargo of LNG to be used for the commissioning of the Sabine Pass LNG receiving terminal. The commissioning process was commenced to perform testing and commissioning and to establish the LNG heel in each LNG storage tank.

Repayment of long-term debt—affiliate

In January 2009, we repaid this note in full. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes.

Advances under long-term contracts

Advances under long-term contracts decreased in the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008.

Available Cash

As of March 31, 2009, we had $169.9 million of cash and cash equivalents and $170.1 million of restricted cash and cash equivalents and U.S. Treasury securities. The $169.9 million of cash and cash equivalents is held in our subsidiary Sabine Pass LNG. The restricted cash and cash equivalents and U.S. Treasury securities were designated for the following purposes: $137.3 million for interest payments related to the Senior Notes and $32.8 million held in a distribution reserve account for quarterly distribution payments.

The foregoing funds are anticipated to be sufficient to fund the construction budget for the Sabine Pass LNG receiving terminal, operating expenditures and interest requirements through the achievement of full operability of the Sabine Pass LNG receiving terminal, expected to be achieved in the third quarter of 2009. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Marketing (or Cheniere, as guarantor), we thereafter expect to have sufficient cash flow from payments made under Sabine Pass LNG’s Total and Chevron TUAs to meet our future operating expenditures and our interest payment requirements until maturity of the 2013 Notes.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1/2% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2009, Sabine Pass LNG made a distribution of $76.3 million to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Interest on borrowings under this note was at a fixed rate of 7 1/2% with unpaid interest compounded semi-annually. In January 2009, we repaid this note in full.

Cash Distributions to Unitholders

We deposited all of the net proceeds that we received from our public offering into a distribution reserve in a separate account. The deposited amount was invested in U.S. Treasury securities maturing as to principal and interest at such times and in such amounts as will be sufficient to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. Any net proceeds that we receive in excess of the amount necessary to fund the distribution reserve will be distributed to Cheniere, and any shortfall in that amount will be contributed to us by Cheniere. Any amount remaining in the distribution reserve after the distribution made in respect of the quarter ending June 30, 2009 will be distributed to Cheniere. We expect that approximately $35 million will be distributed to Cheniere from the distribution reserve account under these provisions in August 2009. We had received sufficient cash from Sabine Pass LNG to make a distribution to all of our unitholders on February 13, 2009, in respect of the fourth quarter of 2008 without withdrawing funds from the distribution reserve account.

Services Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel Corporation (“Bechtel”), Sabine Pass LNG was required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee increased to $130,000 (indexed for inflation) upon the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s EPC contract with Bechtel, Sabine Pass LNG was required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation). With the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, the monthly fixed fee increased to $520,000 (indexed for inflation).

We entered into a services agreement with Cheniere Terminals that commenced January 1, 2009, pursuant to which we pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the three-month periods ended March 31, 2009 and 2008, we paid an aggregate of $5.0 million and $1.3 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere effective for tax returns first due on or after January 1, 2008. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Overall Operations

Our consolidated net income was $13.6 million for the three months ended March 31, 2009 compared to a net loss of $14.5 million for the three months ended March 31, 2008. The increase in consolidated net income was the result of commencement of revenues under the Cheniere Marketing TUA beginning October 1, 2008. Sabine Pass LNG had $62.5 million of LNG TUA revenue from Cheniere Marketing in the first quarter of 2009.

Operating and maintenance expense (including affiliate expense)

Operating and maintenance expense increased $6.6 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase relates to the commencement of operations as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $6.6 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily related to beginning deprecation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity that was placed into service in the third quarter of 2008.

General and administrative expense (including affiliate expense)

General and administrative expense increased $3.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily related to an increase in the amount of service agreement charges due to an adjustment for inflation and due to the commencement of the services agreement with Cheniere LNG Terminals, Inc. on January 1, 2009.

Interest Income

Interest income decreased $6.1 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was a result of less unrestricted and restricted cash and cash equivalents invested and lower interest rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $16.6 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase in interest expense primarily resulted from a decrease in interest expense subject to capitalization in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to placing the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

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

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge to be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the FASB issued the following FASB Staff Positions (FSPs):

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for determining fair value in markets that are not active. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.;

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities and requires companies to provide the disclosures required by FAS statement No. 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements.

These FSPs are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of these FSPs but do not expect the adoption of these pronouncements will have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps accounted for as derivatives. The NYMEX natural gas swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in 2008 that are expected to be sold as part of the testing phase of the commissioning process. As of March 31, 2009, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into a total of 3,125,000 MMBtu of NYMEX natural gas swaps through October 31, 2009 for which it will receive fixed prices of $3.75 to $7.42 per MMBtu. At March 31, 2009, the value of the derivatives was an asset of $1.5 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of March 31, 2009, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Change Order 60 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation, (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended March 31, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2009