Form 10-Q/A
period 2009-03-31
Cheniere Energy Partners, L.P.
filed 2009-08-07
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of July 31, 2009.

EXPLANATORY NOTE

Cheniere Energy Partners, L.P. is filing this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 which was originally filed with the Securities and Exchange Commission on May 8, 2009 (the “Quarterly Report”).  This Amendment amends the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included. Specifically, the reference to internal control over financial reporting in paragraph 4 and subparagraph 4(b) were not included in the certifications of the Chief Executive Officer and Chief Financial Officer in the Quarterly Report.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report.  Other than as set forth above, this Amendment does not modify or update disclosures in the Quarterly Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

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

Date: August 6, 2009