Form 10-Q
period 2009-06-30
Cheniere Energy Partners, L.P.
filed 2009-08-07
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CHENIERE ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,767	$7
Restricted cash and cash equivalents	13,732	235,985
Accounts and interest receivable	7,597	2,087
Accounts receivable—affiliate	338	419
Advances to affiliate	4,597	2,198
Prepaid expenses and other	5,812	5,407
TOTAL CURRENT ASSETS	160,843	246,103
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	117,271	137,984
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	—	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	1,593,868	1,517,507
DEBT ISSUANCE COSTS, NET	28,862	30,748
ADVANCES UNDER LONG-TERM CONTRACTS	2,697	10,705
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	9,767	9,923
OTHER	7,414	5,036
TOTAL ASSETS	$1,920,722	$1,978,835

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$632	$137
Accounts payable—affiliate	722	514
Accrued liabilities	41,115	40,926
Accrued liabilities—affiliate	1,324	184
Deferred revenue	26,238	2,500
Deferred revenue—affiliate	63,299	62,742
TOTAL CURRENT LIABILITIES	133,330	107,003
LONG-TERM DEBT, NET OF DISCOUNT	2,108,887	2,107,673
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	71,795	70,661
LONG-TERM DEBT—AFFILIATE	—	2,372
DEFERRED REVENUE	35,500	37,500
DEFERRED REVENUE—AFFILIATE	7,360	4,971
OTHER NON-CURRENT LIABILITIES	333	340
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at June 30, 2009 and December 31, 2008)	(37,088)	(23,520)
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2009 and December 31, 2008)	(388,528)	(318,994)
General partner interest (2% interest with 3,302,045 units issued and outstanding at June 30, 2009 and December 31, 2008)	(10,867)	(9,171)
TOTAL PARTNERS’ DEFICIT	(436,483)	(351,685)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,920,722	$1,978,835

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
LNG TUA revenue	$32,076	$—	$32,076	$—
LNG TUA revenue—affiliate	63,619	—	126,168	—
TOTAL REVENUES	95,695	—	158,244	—
EXPENSES
Operating and maintenance expense	5,746	174	9,693	178
Operating and maintenance expense—affiliate	2,973	—	5,583	—
Depreciation expense	7,157	19	13,806	37
Development expense	—	234	—	770
Development expense—affiliate	—	—	—	1,387
General and administrative expense	762	707	1,498	1,554
General and administrative expense—affiliate	4,775	1,614	9,986	2,922
TOTAL EXPENSES	21,413	2,748	40,566	6,848
INCOME (LOSS) FROM OPERATIONS	74,282	(2,748)	117,678	(6,848)

OTHER INCOME (EXPENSE)
Interest income	259	3,346	819	10,049
Interest expense, net	(33,352)	(13,571)	(66,281)	(29,853)
Interest expense, net—affiliate	—	(23)	(13)	(40)
Derivative gain (loss), net	762	(11,537)	3,324	(12,367)
Other	—	20	12	31
TOTAL OTHER EXPENSE	(32,331)	(21,765)	(62,139)	(32,180)

NET INCOME (LOSS)	$41,951	$(24,513)	$55,539	$(39,028)

Allocation of net income (loss):
Limited partners’ interest	41,112	(24,023)	54,428	(38,247)
General partner’s interest	839	(490)	1,111	(781)
Net income (loss) for partners	$41,951	$(24,513)	$55,539	$(39,028)

Basic and diluted net income (loss) per limited partner unit	$0.26	$(0.15)	$0.34	$(0.24)

Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,416	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384	135,384
	161,800	161,800	161,800	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2008	$(23,520)	$(318,994)	$(9,171)	$(351,685)
Net income	8,886	45,542	1,111	55,539
Distributions	(22,454)	(115,076)	(2,807)	(140,337)
Balance at June 30, 2009	$(37,088)	$(388,528)	$(10,867)	$(436,483)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$55,539	$(39,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,806	37
Non-cash derivative (gain) loss	265	7,740
Amortization of debt issuance costs	1,909	1,898
Interest income on restricted cash and cash equivalents	(2,120)	(12,136)
Use of (investment in) restricted cash and cash equivalents	—	67,988
Amortization of debt discount	2,347	—
Changes in operating assets and liabilities:
Accounts and interest receivable	1,941	2,634
Accounts payable and accrued liabilities	(10,758)	3,571
Accounts payable and accrued liabilities—affiliate	1,324	2,526
Accounts receivable—affiliate	81	—
Advances to affiliate	(2,399)	(31,757)
Deferred revenue	22,295	2,388
Other	(666)	(6,689)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	83,564	(828)

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	189,665	365,335
LNG terminal construction-in-process, net	(63,677)	(292,447)
Advances under long-term contracts	(145)	(7,472)
Purchases of LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	(957)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(14,184)	(64,459)
NET CASH PROVIDED BY INVESTING ACTIVITIES	111,659	—

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to unitholders	(140,337)	(22,912)
Borrowings from long-term debt—affiliate	114	815
Repayment of long-term debt—affiliate	(2,467)	—
Debt issuance costs	(23)	(13)
Affiliate payable	—	8
Use of restricted cash and cash equivalents	76,250	22,925
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(66,463)	823

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,760	(5)
CASH AND CASH EQUIVALENTS—beginning of period	7	13
CASH AND CASH EQUIVALENTS—end of period	$128,767	$8

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain items in the prior year financial statements have been reclassified to conform to the 2009 presentation. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2009.

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

In the second quarter of 2009, Sabine Pass LNG purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”). As a result, Sabine Pass LNG acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at our LNG receiving terminal (see Note 10—“Lease”). In connection with this acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with our three terminal use agreement (“TUA”) customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal (see Note 10—“Lease”).

We have evaluated subsequent events through August 6, 2009.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2—Advances to Affiliate-LNG Held for Commissioning

Liquified natural gas (“LNG”) purchased on our behalf by Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., has been funded by us and is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning (See Note 9—“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regassified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

At June 30, 2009 and December 31, 2008, we had $9.8 million and $9.9 million, respectively, recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. Treasury securities consist of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 6—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, $27.4 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $43.7 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of June 30, 2009 and December 31, 2008, we classified $13.7 million as current restricted cash and cash equivalents as these amounts related to the payment of interest due within twelve months. As of June 30, 2009 and December 31, 2008, we classified $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Distribution Reserve

At the closing of our initial public offering, we funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities. The distribution reserve, including interest earned thereon, is available to be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2009 and December 31, 2008, we classified $34.9 million and $11.9 million, respectively, as non-current restricted cash that may be utilized to pay quarterly distributions. As of June 30, 2009 and December 31, 2008, we classified zero and $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2009	December 31, 2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,070,678	$919,776
LNG terminal construction-in-process	543,510	604,398
LNG site and related costs, net	180	183
Accumulated depreciation	(21,306)	(7,752)
Total LNG terminal costs	1,593,062	1,516,605

FIXED ASSETS
Computer and office equipment	256	200
Vehicles	421	421
Machinery and equipment	751	751
Other	357	254
Accumulated depreciation	(979)	(724)
Total fixed assets, net	806	902

PROPERTY, PLANT AND EQUIPMENT, NET	$1,593,868	$1,517,507

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the six-month periods ended June 30, 2009 and 2008, we capitalized $20.4 million and $47.6 million, respectively, of interest expense related to the construction of the Sabine Pass LNG receiving terminal.

The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 5—Accrued Liabilities

As of June 30, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Interest and related debt fees	$14,152	$14,152
LNG terminal construction costs	26,267	26,617
Affiliate	1,324	184
Other	696	157
Accrued liabilities	$42,439	$41,110

NOTE 6—Long-Term Debt

As of June 30, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Senior Notes, net of discount	$2,108,887	$2,107,673
Senior Notes, net of discount—related party	71,795	70,661
Long-term note—affiliate	—	2,372
Total Long-term debt, net of discount	$2,180,682	$2,180,706

Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million. One of the lenders of the additional issuance of the 2016 Notes is GSO Capital Partners, L.P. (“GSO”), an affiliate of one member of the board of directors of our general partner. GSO did not receive any fees in connection with the additional issuance of 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement Sabine Pass LNG entered into in connection with the Senior Notes, which are used by Sabine Pass LNG for working capital and other general business purposes.

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and six months ended June 30, 2009, Sabine Pass LNG made distributions of $73.0 million and $149.3 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Interest on borrowings under this note was at a fixed rate of 7½% with unpaid interest compounded semi-annually. In January 2009, we repaid this $2.5 million note in full.

NOTE 7—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. On May 31, 2007, Cheniere LNG Holdings, LLC (“Holdings”) contributed all of its 135,383,831 subordinated units to Cheniere Subsidiary Holdings, LLC.

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

NOTE 8—Financial Instruments

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

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at June 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives assets	$964	$—	$—	$964

Derivative assets reflect positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivables, and accounts payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$471,625	$550,000	$412,500
2016 Notes (1)	1,630,682	1,341,236	1,628,334	1,204,967
Note to affiliate (2)	—	—	2,372	2,379
Restricted U.S. Treasury securities (3)	—	—	20,829	22,901

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2009 and December 31, 2008.
(2)	The note to affiliate bears interest at a fixed 7½% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of December 31, 2008.
(3)	The fair value of our restricted U.S. Treasury securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008.

NOTE 9—Related Party Transactions

As of June 30, 2009 and December 31, 2008, we had $4.6 million and $2.2 million, respectively, of advances to affiliates. In addition, we or Sabine Pass LNG has entered into the following related party transactions:

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA, and is required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

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

LNG purchased on Sabine Pass LNG’s behalf by Cheniere Marketing that has been funded by Sabine Pass LNG is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as advances to affiliate—LNG held for commissioning. LNG that is lost, used as fuel or sold results in the reduction of advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008 and the first quarter of 2009, Sabine Pass LNG advanced Cheniere Marketing funds to purchase LNG. At June 30, 2009 and December 31, 2008, we had $9.8 million and $9.9 million, respectively, recorded as advances to affiliate—LNG held for commissioning on our Consolidated Balance Sheets related to the purchase of commissioning cargoes. In addition, during the three-month periods ended June 30, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of zero and $0.6 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets. During the six-month periods ended June 30, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.3 million and $0.6 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Service Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s engineering, procurement and construction (“EPC”) contract with Bechtel Corporation (“Bechtel”), Sabine Pass LNG was required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee increased to $130,000 (indexed for inflation) upon the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

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

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the three-month periods ended June 30, 2009 and 2008, we paid an aggregate of $4.4 million and $2.3 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents. During the six-month periods ended June 30, 2009 and 2008, we paid an aggregate of $9.4 million and $4.6 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements (“CEAs”)

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of Sabine Pass LNG’s property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance Sabine Pass LNG any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe Sabine Pass LNG under their TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of June 30, 2009 and December 31, 2008, we had $7.4 million and $5.0 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the six-month periods ended June 30, 2009 and 2008, Sabine Pass LNG did not sell or purchase any natural gas under its purchase and sale agreements with Cheniere Marketing.

Contract for Commissioning Activities

Sabine Pass LNG has entered into a number of related party agreements for commissioning activities with Cheniere Marketing and Tug Services. During the three-month periods ended June 30, 2009 and 2008, Sabine Pass LNG received an aggregate of zero and $1.1 million, respectively, under these commissioning activities agreements with Cheniere Marketing and Tug Services. During the six-month periods ended June 30, 2009 and 2008, Sabine Pass LNG paid an aggregate of zero and $37.7 million, respectively, under these commissioning activities agreements with Cheniere Marketing and Tug Services.

CHENIERE ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 10—Lease

As described in Note 1—“Basis of Presentation,” in the second quarter of 2009 Sabine Pass LNG acquired a lease for the use of tug boats and marine services at the Sabine Pass LNG receiving terminal as a result of our purchase of Tug Services.  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  In accordance with Emerging Issue Task Force (“EITF”) 01-08, Determining Whether an Arrangement Contains a Lease, we have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease as defined in SFAS No. 13, Accounting for Leases, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with Sabine Pass LNG’s three TUA customers to provide their LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG receiving terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of Sabine Pass LNG’s customers to pay Tug Services an annual service fee.

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash paid for interest, net of amounts capitalized	$62,014	$27,932
Construction-in-process and debt issuance additions funded with accrued liabilities	25,217	77,368

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

•
statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned or marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

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

Overview

We are a Delaware limited partnership formed by Cheniere. Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal currently under construction in western Cameron Parish, Louisiana on the Sabine Pass Channel.

In the second quarter of 2009, Sabine Pass LNG purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere. As a result, Sabine Pass LNG acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at our LNG receiving terminal (see Note 10—Lease for further information on the Tug Agreement). In connection with this acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal.

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, under its terminal use agreement (“TUA”). In December 2008, Cheniere Marketing paid Sabine Pass LNG a capacity reservation fee payment of $62.7 million for the three-month period ended March 31, 2009. In March 2009, Cheniere Marketing paid Sabine Pass LNG a capacity reservation fee payment of $62.4 million for the three-month period ending June 30, 2009. Also, Sabine Pass LNG began receiving capacity reservation fee payments from Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively, when Total and Chevron made their first monthly capacity reservation fee payments of $10.3 million.

Overview of Significant 2009 Events

In the first half of 2009, we maintained commercial operability and continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal and to generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs. The major events of the first half of 2009 include the following:

•	the receipt of capacity reservation fee payments from Cheniere Marketing, Total and Chevron;

•	the purchase, transportation and successful unloading of an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal; and

•	the distributions to our subordinated unitholder.

Liquidity and Capital Resources

Construction

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, approximately $1,499 million of construction and commissioning costs had been incurred as of June 30, 2009. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and cash and cash equivalents designated for construction.

TUA Revenues

The entire approximately 4.0 Bcf/d of regassification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing. Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of the Sabine Pass LNG receiving terminal in September 2008, capacity reservation fee TUA payments will be made by the Sabine Pass LNG third-party customers as follows:

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
commencing July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 2009 through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital and no credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing were downsized during 2008. If Cheniere and its subsidiaries do not have sufficient liquidity to pay their obligations, including payments required under the Cheniere Marketing TUA, then Sabine Pass LNG will likely be unable to make cash distributions to us under the Sabine Pass Indenture described below. If Sabine Pass LNG is unable to make such restricted cash distributions, then we will likely be unable to make our anticipated future quarterly cash distributions on our units. Under such circumstances and absent additional external funding, Cheniere Marketing and Cheniere would likely be unable to meet their ongoing TUA and guarantee obligations to Sabine Pass LNG.

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

Sources and Uses of Cash

The following table (in thousands) and the explanatory paragraphs following the table summarize the sources and uses of our cash and cash equivalents for the six months ended June 30, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document.

	Six Months Ended June 30,
	2009	2008
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$265,915	$388,260
Operating cash flow	83,564	—
Borrowings under long-term debt—affiliate	114	815
Affiliate Payable	—	8
Total sources of cash and cash equivalents	349,593	389,083

USES OF CASH AND CASH EQUIVALENTS
Distribution to unitholders	(140,337)	(22,912)
LNG terminal construction-in-process, net	(63,677)	(292,447)
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	(14,184)	(64,459)
Purchases of LNG held for commissioning, net of amounts transferred to LNG terminal construction-in- process	—	(957)
Operating cash flow	—	(828)
Repayment of long-term debt—affiliate	(2,467)	—
Advances under long-term contracts	(145)	(7,472)
Debt Issuance Costs	(23)	(13)
Total uses of restricted cash and cash equivalents	(220,833)	(389,088)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,760	(5)
CASH AND CASH EQUIVALENTS—beginning of period	7	13
CASH AND CASH EQUIVALENTS—end of period	$128,767	$8

Use of restricted cash and cash equivalents

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), a portion of the proceeds from the Senior Notes was required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the six months ended June 30, 2009 and 2008, the $265.9 million and $388.3million, respectively, of restricted cash and cash equivalents were primarily used to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal. In addition, $149.3 million of restricted cash was used by Sabine Pass LNG in the six-month period ending June 30, 2009, to fund the distribution to us.

Operating cash flow

During the six-month period ended June 30, 2009, cash from operations was $83.6 million as a result of TUA payments received by Sabine Pass LNG from Cheniere Marketing, Total and Chevron.

Distribution to unitholders

During the six months ended June 30, 2009, we made $140.3 million of distributions to our common unitholders, subordinated unitholders and general partner. For the six months ended June 30, 2008, we made a $22.9 million distribution to our common and subordinated unitholders and general partner.

LNG terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG receiving terminal were $63.7 million and $292.4 million in the six months ended June 30, 2009 and 2008, respectively. Our capital expenditures decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008.

Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process

During the six-month period ended June 30, 2009, Sabine Pass LNG made a $14.2 million advance to Cheniere Marketing under its LNG lease agreement for the purchase of an LNG cargo to be used for the commissioning of the Sabine Pass LNG receiving terminal.

Repayment of long-term debt—affiliate

In January 2009, we repaid this note in full. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes.

Advances under long-term contracts

Advances under long-term contracts decreased in the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal in September 2008.

Available Cash

As of June 30, 2009, we had $128.8 million of cash and cash equivalents and $131.0 million of restricted cash and cash equivalents. The $128.8 million of cash and cash equivalents is held in our subsidiary Sabine Pass LNG. The restricted cash and cash equivalents were designated for the following purposes: $96.1 million was held by Sabine Pass LNG for interest payments related to the Senior Notes and $34.9 million was held by us in a distribution reserve account for quarterly distribution payments.

The foregoing funds are anticipated to be sufficient to fund the construction budget, operating expenditures and interest requirements through the achievement of full operability of the Sabine Pass LNG receiving terminal, expected to be achieved in the third quarter of 2009. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Marketing (or Cheniere, as guarantor), we thereafter expect to have sufficient cash flow from payments made under Sabine Pass LNG’s Total and Chevron TUAs to allow Sabine Pass LNG to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. We also expect that Sabine Pass LNG will have sufficient remaining cash flow from payments made under Sabine Pass LNG’s TUAs with Total and Chevron to allow us to meet our remaining future operating expenditures and to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, provided Sabine Pass LNG is permitted to make distributions to us under the Sabine Pass Indenture governing the Senior Notes.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and six months ended June 30, 2009, Sabine Pass LNG made distributions of $73.0 million and $149.3 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

Long-Term Note—Affiliate

In March 2007, we entered into a $12.0 million unsecured revolving credit note with Cheniere LNG Financial Services, Inc., a wholly-owned subsidiary of Cheniere, to be paid upon demand but no sooner than January 1, 2010, or the date on which we have sufficient available cash. The purpose of this note was to provide funds for the payment of certain public company and other expenses that cannot be funded by the Senior Notes. Interest on borrowings under this note was at a fixed rate of 7½% with unpaid interest compounded semi-annually. In January 2009, we repaid this $2.5 million note in full.

Cash Distributions to Unitholders

We deposited all of the net proceeds that we received from our public offering into a distribution reserve in a separate account. The deposited amount was invested in U.S. Treasury securities maturing as to principal and interest at such times and in such amounts as will be sufficient to pay the $0.425 initial quarterly distribution per common unit for all common units, as well as related distributions to our general partner, through the distribution made in respect of the quarter ending June 30, 2009. Any net proceeds that we receive in excess of the amount necessary to fund the distribution reserve will be distributed to Cheniere, and any shortfall in that amount will be contributed to us by Cheniere. Any amount remaining in the distribution reserve after the distribution made in respect of the quarter ending June 30, 2009 will be distributed to Cheniere. We expect that approximately $35 million will be distributed to Cheniere from the distribution reserve account under these provisions in August 2009. We had received sufficient cash from Sabine Pass LNG to make a distribution to all of our unitholders on August 14, 2009, in respect of the second quarter of 2009 without withdrawing funds from the distribution reserve account.

Services Agreements

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Prior to substantial completion of the Sabine Pass LNG receiving terminal, as defined in Sabine Pass LNG’s engineering, procurement and construction (“EPC”) contract with Bechtel Corporation (“Bechtel”), Sabine Pass LNG was required to pay a fixed monthly fee of $95,000 (indexed for inflation) under the agreement. The fixed monthly fee increased to $130,000 (indexed for inflation) upon the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

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

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we pay Cheniere Terminals an annual administrative fee of $10 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the three-month periods ended June 30, 2009 and 2008, we paid an aggregate of $4.4 million and $2.3 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents. During the six-month periods ended June 30, 2009 and 2008, we paid an aggregate of $9.4 million and $4.6 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

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

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Overall Operations

Our consolidated net income was $42.0 million for the three months ended June 30, 2009 compared to a net loss of $24.5 million for the three months ended June 30, 2008. The increase in consolidated net income was the result of commencement of revenues under the Cheniere Marketing TUA beginning October 1, 2008 and the Total TUA beginning April 1, 2009. Sabine Pass LNG had $62.5 million of LNG TUA revenue from Cheniere Marketing in the second quarter of 2009.

Operating and maintenance expense (including affiliate expense)

Operating and maintenance expense increased $8.5 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase relates to the commencement of operations as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $7.1 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase was primarily related to beginning deprecation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal that was placed into service in the third quarter of 2008.

General and administrative expense (including affiliate expense)

General and administrative expense increased $3.2 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase was primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009 and due to the commencement of the Sabine Pass LNG services agreement with Cheniere Terminals on January 1, 2009.

Interest Income

Interest income decreased $3.1 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease was a result of less unrestricted and restricted cash and cash equivalents invested and lower interest rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest Expense, net (including affiliate expense)

Interest expense, net of amounts capitalized, increased $19.8 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase in interest expense primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal into service in September 2008.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Overall Operations

Our consolidated net income was $55.5 million for the six months ended June 30, 2009 compared to a net loss of $39.0 million for the six months ended June 30, 2008. The increase in consolidated net income was the result of commencement of revenues under the Cheniere Marketing TUA beginning October 1, 2008 and the Total TUA on April 1, 2009. Sabine Pass LNG had $126.0 million of LNG TUA revenue from Cheniere Marketing during the six months ended June 30, 2009.

Operating and maintenance expense (including affiliate expense)

Operating and maintenance expense increased $15.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase relates to the commencement of operations as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $13.8 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily related to beginning deprecation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal that was placed into service in the third quarter of 2008.

General and administrative expense (including affiliate expense)

General and administrative expense increased $7.0 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009 and due to the commencement of the services agreement with Cheniere Terminals on January 1, 2009.

Interest Income

Interest income decreased $9.2 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was a result of less unrestricted and restricted cash and cash equivalents invested and lower interest rates during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest Expense, net (including affiliate expense)

Interest expense, net of amounts capitalized, increased $36.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase in interest expense primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal into service in September 2008.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge to be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

New Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1inputs. We adopted FSP SFAS 157-4 on June 30, 2009 and will apply it prospectively to all fair value measurements where appropriate. The adoption of FSP SFAS 157-4 did not have a material impact on our financial position, results of operations or cash flow.

On June 30, 2009, we adopted FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. The adoption of FSP SFAS 107-1 did not have a material impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have an impact on our financial position, results of operations or cash flow.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. We adopted SFAS No. 168 on July 1, 2009, and we do not anticipate this adoption to have an impact on our financial position, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps accounted for as derivatives. The NYMEX natural gas swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that are expected to be sold as part of the testing phase of the commissioning process. As of June 30, 2009, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into a total of 2,227,500 MMBtu of NYMEX natural gas swaps through October 31, 2009 for which it will receive fixed prices of $3.844 to $4.740 per MMBtu. At June 30, 2009, the value of the derivatives was an asset of $1.0 million.

We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. At June 30, 2009, the one-day VaR with a 95% confidence interval of our derivative positions was less than $0.1 million.  At December 31, 2008, the one-day VaR with a 95% confidence interval of our derivative positions was less than $0.1 million.

Item 4.	Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended June 30, 2009, our general partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2009, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.                      Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1
Change Order 11 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Pass 2 Receiving, Storage and Regassification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended June 30, 2009)

10.2
Change Orders 9,10,11 and 12 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended June 30, 2009)

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