Form 10-K
period 2009-12-31
Cheniere Energy Partners, L.P.
filed 2010-02-26
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 001-33366

CHENIERE ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5913059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 375-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	NYSE Amex Equities
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $192,000,000 as of June 30, 2009.

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of February 17, 2010.

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

•
statements regarding any terminal use agreement (“TUA”) or other agreements to be entered into or performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification or storage capacity that are, or may become, subject to TUAs or other contracts;

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
General

We are a Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel.

In March and April 2007, we and Cheniere LNG Holdings, LLC (“Holdings”), a wholly-owned subsidiary of Cheniere, as a selling untiholder, completed a public offering of 15,525,000 of our common units (the “Offering”). We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fees, upon issuance of 5,054,164 common units to the public in the Offering. We invested the $98.4 million of net proceeds that we received from the Offering in U.S. Treasury securities to fund a distribution reserve. As part of the Offering, Holdings, as a selling unitholder, received $203.9 million of net proceeds in connection with the sale of 10,470,836 of our common units to the public. We did not receive any proceeds from the sale of common units by Holdings. In connection with the Offering and in exchange for our common and subordinated units and the right to receive the amount, if any, remaining in a distribution reserve account, Holdings contributed to us the equity interests in the entity owning the Sabine Pass LNG receiving terminal. As a result of the Offering, Cheniere’s indirect ownership interest in us is approximately 90.6%.

In the second quarter of 2009, Sabine Pass LNG purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly-owned subsidiary of Cheniere.  As a result, Sabine Pass LNG acquired a lease for the use of tug boats and marine services at the Sabine Pass LNG receiving terminal.  In connection with the acquisition, Tug Services entered into agreements with Sabine Pass LNG’s three TUA customers to provide their LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG receiving terminal.

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using oceangoing LNG vessels specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG vessels, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objectives are to operate the Sabine Pass LNG receiving terminal and to generate stable cash flows sufficient to pay the initial quarterly distribution to our unitholders and, over time and upon satisfaction of these objectives, to increase our quarterly cash distribution. We intend to achieve these objectives by executing the following strategies:

•	successfully managing the operation of the Sabine Pass LNG receiving terminal; and

•
expanding our existing asset base through acquisitions from Cheniere or third parties, or our own development, of complementary businesses or assets, such as other LNG receiving terminals, natural gas storage assets and pipelines.

Our Business

Sabine Pass LNG has constructed and is now operating the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, Cheniere formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG receiving terminal.  Sabine Pass LNG has long-term leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site.  The Sabine Pass LNG receiving terminal was designed, and permitted by the Federal Energy Regulatory Commission (“FERC”), with a regasification capacity of approximately 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and aggregate LNG storage capacity of 16.9 Bcf. Construction at the Sabine Pass LNG receiving terminal was substantially completed in the third quarter of 2009.  As of December 31, 2009, Sabine Pass LNG had completed construction and attained full operability of the Sabine Pass LNG receiving terminal, and such was accomplished within our budget.

Customers

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere.  Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity.  Capacity reservation fee TUA payments will be made by the Sabine Pass LNG third-party customers as follows:

•
Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on April 1, 2009.  Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on July 1, 2009.  Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron.  Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008.  Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028. Cheniere Marketing has a limited operating history, limited capital and no credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its TUA.

Competition

Sabine Pass LNG currently does not experience competition for its LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at the Sabine Pass LNG receiving terminal has been fully reserved under three 20-year TUAs, under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when Sabine Pass LNG has to replace any TUAs, we will compete with North American LNG receiving terminals and their customers. In addition, to the extent we are required to obtain LNG for cool down of the Sabine Pass LNG receiving terminal, Sabine Pass LNG must compete in the world LNG market to purchase and transport cargoes of LNG. Sabine Pass LNG may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

The Sabine Pass LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating the Sabine Pass LNG receiving terminal, and failure to comply with such laws could result in substantial penalties.  We have been in substantial compliance with all regulations discussed herein.

FERC

In order to site and construct the Sabine Pass LNG receiving terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). In addition, orders from the FERC authorizing construction of an LNG receiving terminal are typically subject to specified conditions that must be satisfied throughout operation of the Sabine Pass LNG receiving terminal. Throughout the life of the Sabine Pass LNG receiving terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct amended the NGA to prohibit market manipulation.  The EPAct increased civil and criminal penalties for any violations of the NGA, the Natural Gas Policy Act of 1978 (“NGPA”) and any rules, regulations or orders of the FERC up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of the Sabine Pass LNG receiving terminal is also subject to additional federal permits, approvals and consultations required by other federal agencies, including: Advisory Counsel on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

The Sabine Pass LNG receiving terminal is subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, the Sabine Pass LNG receiving terminal is subject to local and state laws, rules, and regulations.

Environmental Regulation

The Sabine Pass LNG receiving terminal operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

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

Clean Air Act (CAA)

The Sabine Pass LNG receiving terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that operations of the Sabine Pass LNG receiving terminal will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized on October 30, 2009.  This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources.  An additional section would have required reporting for all fugitive emissions throughout the Sabine Pass LNG receiving terminal and would have impacted our reporting requirements; however, this section was deferred in the final rule. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Clean Water Act (CWA)

The Sabine Pass LNG receiving terminal operations are also subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with the Sabine Pass LNG receiving terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

The Sabine Pass LNG receiving terminal operations may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees and Labor Relations

We have no employees. We rely on our general partner to manage all aspects of the operation and maintenance of the Sabine Pass LNG receiving terminal and the conduct of our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and to Sabine Pass LNG. As of February 17, 2010, Cheniere had 196 full-time employees. See Note 13—“Related Party Transactions” in our Notes to Consolidated Combined Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our common units have been publicly traded since March 21, 2007, and are traded on the NYSE Amex Equities, formerly the NYSE Alternext US, under the symbol “CQP”. Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is http://www.cheniereenergypartners.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We will also make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners, L.P, Investor Relations Department, 700 Milam Street, Suite 800, Houston, Texas 77002 or call (713) 562-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

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

As of December 31, 2009, we had $2.2 billion of indebtedness outstanding, consisting primarily of the $550.0 million of 7¼% Senior Secured Notes due 2013 (“2013 Notes”) and $1,633.0 million, net of discount, of 7½% Senior Secured Notes due 2016 (“2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). We will have to refinance, extend or otherwise satisfy, all or a portion of our indebtedness. We may not be able to refinance, extend or otherwise satisfy our indebtedness as needed, on commercially reasonable terms or at all.

Our substantial indebtedness could adversely affect our ability to operate our business and prevent us from satisfying or refinancing our debt obligations.

    Our substantial indebtedness could have important adverse consequences, including:

•	limiting our ability to attract customers;

•	limiting our ability to compete with other companies that are not as highly leveraged;

•
limiting our flexibility in and ability to plan for or react to changing market conditions in our industry and to economic downturns, and making us more vulnerable than our less leveraged competitors to an industry or economic downturn;

•
limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

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

If we are unsuccessful in operating our business due to our substantial indebtedness or other factors, we may be unable to repay, refinance, or extend our indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we will require significant amounts of cash.

We will require significant cash flow from operations in order to make annual interest payments of approximately $164.8 million on the Senior Notes. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

Our ability to generate needed amounts of cash is substantially dependent upon Sabine Pass LNG’s TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

We are dependent, for substantially all of our operating revenues and cash flows, on TUAs with Chevron and Total, each of which has agreed to pay us approximately $125 million annually, and with Cheniere Marketing, which is required to pay us approximately $250 million annually. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers’ obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Marketing continues to develop its business, has limited capital and lacks a credit rating. In addition, Cheniere, which has guaranteed Cheniere Marketing’s TUA obligations, has a non-investment grade corporate rating of CCC+ from Standard and Poor’s. Accordingly, we believe that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform their obligations under the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of the TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at the Sabine Pass LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

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

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with Sabine Pass LNG’s other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG receiving terminals and related infrastructure, which may include vessels, pipelines and LNG storage. Cheniere Marketing’s regasification capacity at the Sabine Pass LNG receiving terminal, in particular, will be marketed in competition with existing capacity and additional future capacity offered by other LNG receiving terminals that currently exist or that may be completed or expanded in the future by Cheniere affiliates or others.

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

The Sabine Pass Indenture does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure additional indebtedness, could adversely affect our business, results of operations and financial condition if we are unable to service our indebtedness.

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

Risks Relating to Our Business

Operation of our LNG receiving terminal involves significant risks.

Our LNG receiving terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment or systems;

•	operational errors by vessel or tug operators or others;

•	operational errors by us or any contracted facility operator or others;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of the Sabine Pass LNG receiving terminal, Sabine Pass LNG may need to purchase and process LNG. The cost of such LNG may exceed our estimates, and we may not be able to acquire it at an affordable price, or at all. Furthermore, even if Sabine Pass LNG is able to acquire LNG, it may not be able to resell the regasified LNG for a profit or at all.

LNG storage tanks and other equipment at the Sabine Pass LNG receiving terminal must be maintained in a state of cryogenic readiness for conducting operations and to provide services under Sabine Pass LNG’s TUAs.  Sabine Pass LNG may need to acquire LNG to maintain the cryogenic readiness of its LNG receiving terminal to provide services to TUA customers. The actual cost to obtain such LNG could exceed our estimates, and the cost overrun could be significant.

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

The failure of Sabine Pass LNG to obtain LNG, LNG vessels or both, on economical terms, or the inability to finance the purchase of LNG for maintenance of cryogenic readiness to provide services under the TUAs, could provide our TUA customers with the opportunity to interrupt or terminate their payment under their respective TUAs. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

Sabine Pass LNG may be required to purchase natural gas to provide fuel at the Sabine Pass LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Sabine Pass LNG’s three TUAs provide for an in-kind deduction of 2% of the LNG delivered to the Sabine Pass LNG receiving terminal, which it uses primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that Sabine Pass LNG will have to purchase additional natural gas from third parties. Sabine Pass LNG will bear the cost and risk of changing prices for any such fuel.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at the Sabine Pass LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG receiving terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and we experienced damage at the Sabine Pass LNG receiving terminal.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG receiving terminal or related infrastructure.  If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations would be impacted.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the operation of the Sabine Pass LNG receiving terminal could impede operations and could have a material adverse effect on us.

The operation of the Sabine Pass LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate the Sabine Pass LNG receiving terminal. Although we have obtained all of the necessary authorizations to operate the Sabine Pass LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Failure to obtain and maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 15, 2010, Cheniere and its subsidiaries had 196 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG receiving terminal. We face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.

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

We are dependent on Cheniere and its affiliates to provide services to us.  If Cheniere or its affiliates are unable or unwilling to perform according to the negotiated terms and timetable of their respective agreement for any reason or terminates their agreement, we would be required to engage a substitute service provider.  This would likely result in a significant interference with operations and increased costs.

Sabine Pass LNG is subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The operation of the Sabine Pass LNG receiving terminal is subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of the Sabine Pass LNG receiving terminal or damage to persons and property. In addition, operations at the Sabine Pass LNG receiving terminal and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA, and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the operation of the Sabine Pass LNG receiving terminal and require us to maintain permits and provide governmental authorities with access to the facility for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. CERCLA and similar state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of the Sabine Pass LNG receiving terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the EPA. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere may have a material adverse effect on the ability of Sabine Pass LNG’s customers, particularly Cheniere Marketing, (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as Sabine Pass LNG consumes retainage gas at the Sabine Pass LNG receiving terminal, this carbon tax may also be imposed on Sabine Pass LNG directly.

There have also been proposals for a mandatory cap and trade program to reduce greenhouse gas emissions. In June 2009, the U.S. House of Representatives passed a comprehensive climate change and energy bill, the American Clean Energy and Security Act, and the U.S. Senate is considering similar legislation that would, among other things, impose a nationwide cap on greenhouse gas emissions and require major sources to obtain “allowances” to meet that cap. In September 2009, the EPA promulgated a rule requiring certain emitters of greenhouse gases to monitor and report their greenhouse gas emissions to the EPA. In addition, in response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA that the EPA has authority to regulate carbon dioxide emissions under the Clean Air Act, the EPA has issued and is considering several additional proposals, including one that would require best available control technology for greenhouse gas emissions whenever certain stationary sources are built or significantly modified. In addition, two U.S. federal appeals courts have reinstated lawsuits permitting individuals, state attorneys general and others to pursue claims against major utility, coal, oil and chemical companies on the basis that those companies have created a public nuisance due to their emissions of carbon dioxide. Climate change initiatives and other efforts to reduce greenhouse gas emissions like those described above or otherwise may require additional controls on the operation of the Sabine Pass LNG receiving terminal and increased costs to implement and maintain such controls.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to the Sabine Pass LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect TUA customers, particularly Cheniere Marketing, and could materially and adversely affect our business, results of operations, financial condition and prospects.

Operations at the Sabine Pass LNG receiving terminal will be dependent upon the ability of terminal customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source. Our business plan is based, in part, on the belief that LNG can be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and futures prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. If LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, the ability of Sabine Pass LNG’s TUA customers to import LNG into North America on a profitable basis may be adversely affected.

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

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternative energy sources could impede TUA customers’ ability to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally or to the Sabine Pass LNG receiving terminal specifically could have a material adverse effect on TUA customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects.

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

The utilization of the Sabine Pass LNG receiving terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG receiving terminal;

•	insufficient LNG liquefaction capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	adverse relative demand for LNG in North America compared to other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG import infrastructure to serve the U.S. natural gas market. Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. Our competitors in the U.S. include major energy corporations (e.g., BG Group plc, BP plc, Chevron Corporation, ConocoPhillips and Dow Chemical). In addition, other competitors have developed or reopened additional LNG receiving terminals in Europe, Asia and other markets, which also compete with the Sabine Pass LNG receiving terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of the TUA customers because of:

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate the Sabine Pass LNG receiving terminal and to provide TUA customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of the Sabine Pass LNG receiving terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue in 2010 will be dependent upon one asset, the Sabine Pass LNG receiving terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident may result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG receiving terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at the Sabine Pass LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect TUA customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

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

•
the debt service reserve account has been replenished with the amount (or acceptable letters of credit or acceptable guarantees in respect of such amount) required to make the next interest payment on the Senior Notes, which amount was approximately $82.4 million as of December 31, 2009.

In addition, Sabine Pass LNG will only be able to make distributions to us in the event that it could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2:1 at the time of payment and after giving pro forma effect to the distribution.

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

•
a default under any mortgage, indenture or instrument governing any indebtedness for borrowed money by Sabine Pass LNG in excess of $25.0 million if such default results from a failure to pay principal or interest on, or results in the acceleration of, such indebtedness;

•	a final money judgment or decree (not covered by insurance) in excess of $25.0 million is not discharged or stayed within 60 days following entry;

•	a failure of any material representation or warranty in the security documents entered into in connection with the indenture to be correct;

•	the Sabine Pass LNG receiving terminal project is abandoned; or

•	certain events of bankruptcy or insolvency.

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

Sabine Pass LNG is not permitted to make cash distributions to us if its consolidated cash flow is not at least twice its fixed charges, calculated as required in the indenture. In order to satisfy this fixed charge coverage ratio test, we estimate that Sabine Pass LNG’s consolidated cash flow, as defined in the Sabine Pass Indenture, must be greater than approximately $375 million.

Cheniere Marketing continues to develop its business, has limited capital and lacks a credit rating. It may never develop its business, assets or revenues sufficiently to pay its fees under its TUA. Cheniere has guaranteed 100% of the obligations of Cheniere Marketing under its TUA. Cheniere has a non-investment grade corporate rating of CCC+ from Standard & Poor’s. If Cheniere does not receive sufficient future cash flows from businesses that Cheniere is developing, Cheniere may be unable to perform its guarantee of the Cheniere Marketing TUA.

In addition, even if Sabine Pass LNG receives the contracted payments under the Cheniere Marketing TUA, the fixed charge coverage test will not be satisfied if those payments do not constitute revenues under U.S. generally accepted accounting principles, or GAAP, as then in effect and as provided in the Sabine Pass Indenture. Because the Cheniere Marketing TUA is an agreement between related parties, payments under the Cheniere Marketing TUA may not constitute revenues under GAAP as currently in effect if Cheniere Marketing is determined to lack economic substance apart from Sabine Pass LNG. We believe Cheniere Marketing could be determined to lack economic substance apart from Sabine Pass LNG if, for example, Cheniere Marketing has no substantive business and is not pursuing, and has no prospect of developing, any substantive business apart from its TUA with Sabine Pass LNG.

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

We will pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which will reduce our cash available for distribution to our unitholders. These fees and expenses are payable as follows:

•
under a services agreement, we pay an affiliate of Cheniere an administrative fee of $10.0 million per year (as adjusted for inflation) for general and administrative services for our benefit. This fee does not include reimbursements by us of direct expenses that the affiliate incurs on our behalf, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG receiving terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits;

•
under an operation and maintenance agreement with an affiliate of Cheniere, Sabine Pass LNG pays a fixed monthly fee of $130,000 (indexed for inflation) and reimburses our general partner for its operating expenses, which consist primarily of labor expenses. Cheniere’s affiliate, under certain circumstances, will be entitled to a bonus equal to 50% of the salary component of labor costs;

•	under a management services agreement with an affiliate of Cheniere, Sabine Pass LNG pays a fixed monthly fee of $520,000 (indexed for inflation); and

•
we estimate that our partnership will incur costs of approximately $2.5 million per year, adjusted for inflation at 2½% per year, for tax compliance and publicly traded partnership tax reporting, accounting, SEC reporting and other costs of operating as a publicly traded partnership..

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

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its proposed Corpus Christi or Creole Trail LNG receiving terminals, its proposed pipelines or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, and they may take advantage of such opportunities themselves. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

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

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third-party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

The tax treatment of public traded partnerships or an investment in our common units could be subject to potential legislation, judicial or administrative changes and differing interpretations, possible on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units.  For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code.  It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us.  Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively.  We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the fist day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred.  The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method.  If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction amount our unitholders.

A change in tax treatment of our partnership, or a successful IRS contest of the federal income tax positions that we take, may adversely impact the market for our common units, and the costs of any contests will be borne by our unitholders and our general partner.

The IRS may adopt positions that differ from the positions that we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions that we take. A court may not agree with some or all of the positions that we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which our common units trade. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees, will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

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

We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, under our methodologies subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or results in audit adjustments to our unitholders’ tax returns without benefit of additional deductions.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE Amex Equities (formally know as NYSE Alternext US) under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low daily closing sales prices per common unit, as reported by the NYSE Amex Equities, and cash distributions to common unitholders for the period indicated.

	High	Low	Cash Distributions Per Unit (1)
Three Months Ended
March 31, 2008	$17.39	$14.85	$0.425
June 30, 2008	16.14	8.69	0.425
September 30, 2008	10.21	6.95	0.425
December 31, 2008	6.98	3.71	0.425

Three Months Ended
March 31, 2009	7.10	4.32	0.425
June 30, 2009	7.99	6.03	0.425
September 30, 2009	9.95	6.95	0.425
December 31, 2009	13.30	9.27	0.425

(1)	We also paid cash distributions to subordinated unitholders and to our general partner with respect to its 2% general partner interest.

A distribution for the quarter ended December 31, 2009 of $0.425 per unit was paid on February 12, 2010.

As of February 17, 2010, we had 26,416,357 common units outstanding held by approximately 19 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Sabine Pass Indenture discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may prohibit Sabine Pass LNG from making cash distributions to us under certain circumstances, which could limit our ability to make distributions.

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

Assuming we do not issue any additional classes of units and our general partner maintains its 2% interest, if we have made distributions to our unitholders from operating surplus in an amount equal to the initial quarterly distribution for any quarter, assuming no arrearages, then we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner as follows:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest Distributions
		Common and Subordinated Unitholders	General Partner
Initial quarterly distribution	$0.425	98%	2%
First Target Distribution	Above $0.425 up to $0.489	98%	2%
Second Target Distribution	Above $0.489 up to $0.531	85%	15%
Third Target Distribution	Above $0.531 up to $0.638	75%	25%
Thereafter	Above $0.638	50%	50%

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

	Cheniere Energy Partners, L.P.			Combined Predecessor Entities
	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Statement of Operations Data:
Revenues (including transactions with affiliates)	$416,790	$15,000	$—	$—	$—
Expenses (including transactions with affiliates)	88,870	32,141	12,516	10,277	4,719
Income (loss) from operations	327,920	(17,141)	(12,516)	(10,277)	(4,719)
Other income (expense) (1)	(141,008)	(61,203)	(36,436)	(50,495)	456
Net income (loss)	186,912	(78,344)	(48,952)	(60,772)	(4,263)

Cash Flow Data:
Cash flows provided by (used in) operating activities	234,311	(1,156)	(640)	(27,912)	6,319
Cash flows provided by (used in) investing activities	92,146	(560)	(74,776)	(1,544,408)	(246,337)
Cash flows provided by (used in) financing activities	(208,922)	1,710	75,422	1,572,222	218,201

	Cheniere Energy Partners, L.P.			Combined Predecessor Entities
	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$117,542	$7	$13	$7	$5
Restricted cash and cash equivalents (current)	13,732	235,985	191,179	176,324	8,871
Non-current restricted cash and cash equivalents	82,394	137,984	453,843	982,613	—
Non-current restricted U.S. Treasury securities	—	20,829	63,923	—	—
Property, plant and equipment, net	1,588,557	1,517,507	1,127,289	651,676	270,740
Total assets	1,859,473	1,978,835	1,904,978	1,858,114	309,139
Long-term debt	2,110,101	2,107,673	2,032,000	2,032,000	72,485
Long-term debt—related party	72,928	70,661	—	—	—
Long-term debt—affiliate	—	2,372	645	—	—
Deferred revenue (long-term)	33,500	37,500	40,000	40,000	40,000
Deferred revenue—affiliate (long-term)	7,360	4,971	2,583	—	—

(1)
The year ended December 31, 2006 includes a $23.8 million loss related to the extinguishment of debt issuance costs and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2009 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies

•	Recent Accounting Standards

Overview of Business

We are a Delaware limited partnership formed by Cheniere. Through our wholly-owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG receiving terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying Sabine Pass LNG its monthly capacity reservation fee payment on a quarterly basis.  Sabine Pass LNG also began receiving capacity reservation fee payments from Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively, when Total and Chevron made their first monthly capacity reservation fee payments.

LNG Receiving Terminal Business

The Sabine Pass LNG receiving terminal has regasification capacity of approximately 4.0 Bcf/d and five liquefied natural gas (“LNG”) storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of the Sabine Pass LNG receiving terminal commenced in March 2005.  We achieved full operability with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.9 Bcf during the third quarter of 2009.

In the second quarter of 2009, Sabine Pass LNG purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly-owned subsidiary of Cheniere. As a result, Sabine Pass LNG acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at the Sabine Pass LNG receiving terminal (see Note 14—“Leases” for further information on the Tug Agreement). In connection with this acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG receiving terminal.

Overview of Significant 2009 Events

In 2009, we maintained commercial operability of the Sabine Pass LNG receiving terminal and continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal and to generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs. The major events of 2009 include the following:

•	receipt of capacity reservation fee payments from Cheniere Marketing, Total and Chevron and successful unloading and processing of LNG for each customer;

•	purchase, transportation and successful unloading of an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal;

•	commencement of distributions to our subordinated unitholder; and

•
completed construction and achieved full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2009, we had $117.5 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents.  Of this amount, $117.4 million of cash and cash equivalents was held in our subsidiary, Sabine Pass LNG. The restricted cash and cash equivalents of $96.1 million was held by Sabine Pass LNG to pay interest on the Senior Notes.

The foregoing funds are anticipated to be sufficient to fund the remaining accrued liabilities related to construction, operating expenditures and interest requirements. Regardless whether Sabine Pass LNG receives revenues from Cheniere Marketing (or Cheniere, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total and Chevron TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the Sabine Pass Indenture governing the Sabine Pass Notes before being able to make distributions to us, which will require that Cheniere Marketing make a substantial portion of its TUA payments to Sabine Pass LNG. As described below, Cheniere Marketing has a limited operating history, limited capital and no credit. If Sabine Pass LNG is unable to make restricted cash distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units. Under such circumstances and absent additional external funding, Cheniere Marketing and Cheniere would likely be unable to meet their ongoing TUA and guarantee obligations to Sabine Pass LNG.

Construction

Construction at the Sabine Pass LNG receiving terminal was substantially completed in the third quarter of 2009. As of December 31, 2009, we had completed construction and attained full operability of the Sabine Pass LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity), and such was accomplished within our budget.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing. Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by the Sabine Pass LNG third-party customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

    In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008.  Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028.

Cheniere Marketing continues to develop its business, has a limited operating history, limited capital and lacks a credit rating.  Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating.  In addition, the LNG and natural gas marketing business activities of Cheniere Marketing were downsized during 2008.  If Cheniere and its subsidiaries do not have sufficient liquidity to pay their obligations, including payments to us required under the Cheniere Marketing TUA, then Sabine Pass LNG will likely be unable to make restricted cash distributions to our partners under the Sabine Pass Indenture described below.  If Sabine Pass LNG is unable to make such restricted cash distributions, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.  Under such circumstances and absent funding of a TUA reserve account, Cheniere Marketing and Cheniere would likely be unable to meet their TUA and guarantee obligations to Sabine Pass LNG.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its respective TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2009, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Year Ended December 31,
	2009	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$298,673	$426,592	$460,762
Operating cash flow	234,311	—	—
Proceeds from issuance of debt	—	144,965	—
Borrowings under long-term note—affiliate	114	1,708	645
Proceeds from issuance of common units	—	—	98,442
Affiliate payable	—	1	3
Total sources of cash and cash equivalents	533,098	573,266	559,852
USES OF CASH AND CASH EQUIVALENTS
LNG receiving terminal construction-in-process	(96,918)	(402,955)	(430,405)
Distributions to owners	(280,675)	(45,824)	(23,668)
Advances under long-term contracts	(601)	(14,274)	(39,155)
Repayment of long-term note—affiliate	(2,467)	—	—
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(9,923)	—
Debt issuance costs	(23)	(4,837)	(725)
Operating cash flow	—	(1,156)	(640)
Special rights adjustment	(34,879)	—	—
Investments in restricted cash and cash equivalents	—	(94,303)	—
Investment in restricted U.S. Treasury securities	—	—	(63,923)
Other	—	—	(1,330)
Total uses of cash and cash equivalents	(415,563)	(573,272)	(559,846)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,535	(6)	6
CASH AND CASH EQUIVALENTS—beginning of year	7	13	7
CASH AND CASH EQUIVALENTS—end of year	$117,542	$7	$13

Use of restricted cash and cash equivalents

In 2009, 2008 and 2007, $298.7 million, $426.6 million and $460.8 million of restricted cash and cash equivalents, respectively, were primarily used to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents.  The decreased use of restricted cash and cash equivalents in 2008 and 2009 primarily resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at the Sabine Pass LNG receiving terminal in September 2008, and the substantial completion of the Sabine Pass LNG receiving terminal’s construction activities during the third quarter 2009.

Operating cash flow

In 2009, Sabine Pass LNG received capacity reservation fee payments from Cheniere Marketing of approximately $250 million, and received capacity reservation fee payments from Total and Chevron of approximately $177 million. These operating cash flows were offset by interest expense, operating and maintenance costs and general and administrative costs.

In September 2008, Sabine Pass LNG received $15.0 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the last three months of 2008. In addition, Sabine Pass LNG received $62.7 million in December 2008 from Cheniere Marketing related to prepaid capacity reservation fee payments for the first three months of 2009. These operating cash flows were offset by interest expense, operating and maintenance costs and general and administrative costs.

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million in 2008. The $145.0 million borrowings during 2008 related to the additional issuance of 2016 Notes, net of discount.

Proceeds from issuance of common units

Proceeds from issuance of common units of $98.4 million relate to the 2007 issuance of 5.1 million of our common units at an initial public offering price of $21.00 per unit, net of underwriting discounts and commissions of $7.2 million and a structuring fee of $0.5 million. We used all of the net proceeds we received to purchase U.S. Treasury securities to fund a distribution reserve for payment of the initial quarterly distributions through the quarter ended June 30, 2009.

LNG receiving terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG receiving terminal were $96.9 million, $403.0 million and $430.4 million in 2009, 2008 and 2007, respectively. Our capital expenditures decreased in 2009 as a result of the substantial completion of the construction of the Sabine Pass LNG receiving terminal in the third quarter of 2009.  Our capital expenditures decreased in 2008 as a result of the winding down and completion of construction of the initial phases of the Sabine Pass LNG receiving terminal.

Distributions to owners

We made $280.7 million of distributions to our common and subordinated unitholders and to our general partner in 2009.  We made $45.8 million and $23.7 million of distributions to common unitholders and to our general partner in 2008 and 2007, respectively.

Advances under long-term contracts

Sabine Pass LNG entered into certain contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that required Sabine Pass LNG to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.  Advances under long-term contracts were $0.6 million, $14.3 million and $39.2 million at December 31, 2009, 2008 and 2007, respectively. The decrease in 2009 compared to 2008 resulted from substantially completing construction of the Sabine Pass LNG receiving terminal in the third quarter of 2009. During 2009, the Sabine Pass LNG receiving terminal received equipment that it had previously advanced payment for under long-term contracts.  The decrease in 2008 compared to 2007 resulted from Sabine Pass LNG nearing completion of construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at the Sabine Pass LNG receiving terminal. During 2008, the Sabine Pass LNG receiving terminal received equipment that it had previously advanced payment for under long-term contracts.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Special rights adjustment

In August 2009, we determined that we would not need the remaining balance in the distribution reserve account to make distributions because we had adequate available cash from Sabine Pass LNG. We therefore distributed the remaining balance of $34.9 million in the distribution reserve account to Cheniere pursuant to the terms of our partnership agreement.  This contractual distribution has been presented as a Special rights adjustment to the equity accounts of Cheniere’s ownership on our Consolidated Statement of Partners’ Capital (Deficit) as of December 31, 2009.

Investments in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $94.3 million in 2008. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The 2008 investments in restricted cash and cash equivalents were related to borrowings that were contractually restricted to be used in the construction of the Sabine Pass LNG receiving terminal, interest payments on the Senior Notes and establishment of a distribution reserve account pursuant to our partnership agreement.

Investment in restricted U.S. Treasury securities

Investment in restricted U.S. Treasury securities was $63.9 million in 2007.  Investments in restricted U.S. Treasury securities were contractually restricted to be used for a specific purpose.  We invested $63.9 million of the proceeds we received from our 2007 initial public offering to purchase U.S. Treasury securities that were contractually restricted to fund our distribution reserve account to be used for the payment of initial quarterly distributions through June 30, 2009.

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

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the year ended December 31, 2009:

			Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Unit	Common and General Partner Units	Subordinated Units
February 13, 2009	October 1 – December 31, 2008	$0.425	$12,630	$57,538
May 15, 2009	January 1 – March 31, 2009	0.425	$12,630	$57,538
August 14, 2009	April 1 – June 30, 2009	0.425	$12,630	$57,538
November 13, 2009	July 1, 2009 – September 30, 2009	0.425	$12,630	$57,538

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

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the year ended December 31, 2009, Sabine Pass LNG made distributions of $295.7 million to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During 2009, 2008 and 2007, we paid an aggregate of $18.5 million, $5.2 million and $5.2 million, respectively, under the foregoing service agreements.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2009 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2010	2011- 2012	2013- 2014	Thereafter
Operating lease obligations (1) (2)	$274,533	$8,905	$17,810	$17,810	$230,008
Long-term debt (excluding interest) (3)	2,215,500	—	—	550,000	1,665,500
Service contracts—
Affiliate O&M agreement (4)	23,660	1,560	3,120	3,120	15,860
Affiliate Sabine Pass LNG MSA (4)	94,640	6,240	12,480	12,480	63,440
Affiliate services agreement (4)	192,500	10,000	20,000	20,000	142,500
Construction and purchase obligations (4)	7,408	7,408	—	—	—
Cooperative endeavor agreements (4)	17,171	2,453	4,906	4,906	4,906
Other Obligation (5)	3,01	979	2,039	—	—
Total	$2,828,430	$37,545	$60,355	$608,316	$2,122,214

(1)	A discussion of these obligations can be found in Note 14—“Leases” of our Consolidated Combined Financial Statements.
(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $129.6 million due in the future under noncancelable tug boat subleases.
(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2009, our cash payments for interest would be $164.8 million in 2010, $164.8 million in 2011, $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014 and $239.3 million for the remaining years for a total of $1,020.1 million.  See Note 11—“Long-Term Debt (including related party”) of our Consolidated Combined Financial Statements.

(4)	A discussion of these obligations can be found in Note 13—“Related Party Transactions” to our Consolidated Combined Financial Statements.
(5)	Other obligation consists of LNG receiving terminal security services.

Results of Operations

Overall Operations

2009 vs. 2008

Our consolidated net income increased $265.2 million, from a $78.3 million net loss in 2008 to a $186.9 million net income in 2009. This $265.2 million increase in net income in 2009 resulted from the commencement of revenues under the Cheniere Marketing TUA beginning October 1, 2008, the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009.

2008 vs. 2007

Our consolidated net loss increased $29.3 million, from a $49.0 million net loss in 2007 to a $78.3 million net loss in 2008. The $29.3 million increase in net loss in 2008 was primarily due to decreased interest income, increased depreciation expense, increased operating and maintenance expense and increased operating and maintenance expense-affiliate, which were partially offset by decreased interest expense and derivative gain.

LNG TUA Revenue

2009 vs. 2008

Our LNG TUA revenue increased $163.9 million, from zero in 2008 to $163.9 million in 2009.  This $163.9 million increase primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

LNG TUA Revenue from Affiliate

2009 vs. 2008

Our LNG TUA revenue from affiliate increased $237.9 million, from $15.0 million in 2008 to $252.9 million in 2009. Cheniere Marketing is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008.

2008 vs. 2007

Our LNG TUA revenue from affiliate increased from zero in 2007 to $15.0 million in 2008. Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008. We did not have TUA revenue in 2007, as the Sabine Pass LNG receiving terminal was not yet completed.

Operating and Maintenance Expense (including Affiliate Expense)

2009 vs. 2008

Operating and maintenance expense (including affiliate expense) increased $21.0 million, from $11.5 million in 2008 to $32.5 million in 2009. This $21.0 million increase resulted from the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal in the third quarter of 2008 and the substantial completion of construction and achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Operating and maintenance expense (including affiliate expense) increased $11.5 million, from zero in 2007 to $11.5 million in 2008. This $11.5 million increase resulted from the achievement of commercial operability of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity in September 2008 and also included costs to repair damage caused by Hurricane Ike.

Depreciation Expense

2009 vs. 2008

Depreciation expense increased $24.7 million, from $8.0 million in 2008 to $32.7 million in 2009. This $24.7 million increase in depreciation expense was primarily related to beginning depreciation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal that was placed into service in the third quarter of 2008. In addition, depreciation expense increased in 2009 as a result of the substantial completion of construction and achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Depreciation expense increased $8.0 million, from zero in 2007 to $8.0 million in 2008. This $8.0 million increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it achieved commercial operability.

General and Administrative Expense (including Affiliate Expense)

2009 vs. 2008

General and administrative expense (including affiliate expense) increased $13.3 million, from $10.3 million in 2008 to $23.6 million in 2009. This increase primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of the Sabine Pass LNG receiving terminal in March 2009 and due to the commencement of the services agreement with Cheniere Terminals on January 1, 2009.

Interest Income

2009 vs. 2008

Interest income decreased $12.9 million, from $13.8 million in 2008 to $0.9 million in 2009. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2009 compared to 2008.

2008 vs. 2007

Interest income decreased $38.4 million, from $52.2 million in 2007 to $13.8 million in 2008. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2008 compared to 2007.

Interest Expense, net

2009 vs. 2008

Interest expense, net of amounts capitalized, increased $67.3 million, from $79.9 million in 2008 to $147.2 million in 2009. This increase in interest expense, net of amount capitalized, primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in 2009 compared to 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal into service in September 2008 and achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Interest expense, net of amounts capitalized, decreased $8.8 million, from $88.7 million in 2007 to $79.9 million in 2008. This decrease in interest expense, net of amount capitalized, primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in 2008 compared to 2007.

Derivative Gain

2008 vs. 2007

Derivative gain increased $4.7 million, from zero in 2007 to $4.7 million in 2008.  On behalf of Sabine Pass LNG, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated combined financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred.

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer’s account at the Sabine Pass LNG receiving terminal is recognized as revenues as Sabine Pass LNG performs the services set forth in each customer’s TUA.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the consolidated balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, U.S. GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Use of Estimates

The preparation of consolidated combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated combined financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

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

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for the date is also required. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after the date set forth in the financial statements being presented. The Company started adhering to these requirements in the second quarter of 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our consolidated balance sheet.

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At December 31, 2009 and 2008, the one-day VaR with a 95% confidence interval on our derivative positions was less than $0.1 million.

As of December 31, 2009, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into a total of 360,851 MMBtu of NYMEX natural gas swaps through February 2010, for which we will receive fixed prices of $4.903 to $6.158 per MMBtu.  At December 31, 2009, the value of the derivatives was an asset of $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners, L.P. (“Cheniere Partners”) and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cheniere Partners’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Cheniere Partners’ independent auditors, Ernst & Young LLP, have issued an audit report on Cheniere Partners’ internal control over financial reporting

Management’s Certifications

The certifications of Cheniere Partners’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Partners’ Form 10-K.

Cheniere Energy Partners, L.P.

By:	Cheniere Energy Partners GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI	By:	/s/ Meg A. Gentle
	Charif Souki		Meg A. Gentle
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated combined statements of operations, partners’ and owners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy Partners, L.P. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners, GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited Cheniere Energy Partners, L. P. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cheniere Energy Partners, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cheniere Energy Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated combined statements of operations, partners’ and owners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and our reported dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas
February 25, 2010

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,542	$7
Restricted cash and cash equivalents	13,732	235,985
Accounts and interest receivable	5,037	2,087
Accounts receivable—affiliate	3,586	419
Advances to affiliate	5,358	2,198
Advances to affiliate—LNG inventory	1,319	—
LNG inventory	1,521	—
Prepaid expenses and other	4,836	5,407
Total current assets	152,931	246,103

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	137,984
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	—	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	1,588,557	1,517,507
DEBT ISSUANCE COSTS, NET	26,953	30,748
ADVANCES UNDER LONG-TERM CONTRACTS	1,021	10,705
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	—	9,923
OTHER	7,617	5,036
Total assets	$1,859,473	$1,978,835

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$39	$137
Accounts payable—affiliate	306	514
Accrued liabilities	22,181	40,926
Accrued liabilities—affiliate	3,095	184
Deferred revenue	26,456	2,500
Deferred revenue—affiliate	63,507	62,742
Total current liabilities	115,584	107,003

LONG-TERM DEBT, NET OF DISCOUNT	2,110,101	2,107,673
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	72,928	70,661
LONG-TERM DEBT—AFFILIATE	—	2,372
DEFERRED REVENUE	33,500	37,500
DEFERRED REVENUE—AFFILIATE	7,360	4,971
OTHER NON-CURRENT LIABILITIES	327	340

COMMITMENTS AND CONTINGENCIES	—	—

PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at December 31, 2009 and 2008)	(41,494)	(23,520)
Subordinated unitholders (135,383,831 units issued and outstanding at December 31, 2009 and 2008)	(427,026)	(318,994)
General partner interest (2% interest with 3,302,045 units issued and outstanding at December 31, 2009 and 2008)	(11,807)	(9,171)
Total partners’ deficit	(480,327)	(351,685)
Total liabilities and partners’ deficit	$1,859,473	$1,978,835

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2009	2008	2007
REVENUES
Revenues	$163,862	$—	$—
Revenues—affiliate	252,928	15,000	—
TOTAL REVENUE	416,790	15,000	—

EXPENSES
Operating and maintenance expense	20,683	6,345	—
Operating and maintenance expense—affiliate	11,833	5,125	—
Depreciation expense	32,742	7,994	35
Development expense	—	1,184	1,542
Development expense—affiliate	—	1,158	3,943
General and administrative expense	3,722	4,843	2,716
General and administrative expense—affiliate	19,890	5,492	4,280
TOTAL EXPENSES	88,870	32,141	12,516
INCOME (LOSS) FROM OPERATIONS	327,920	(17,141)	(12,516)

OTHER INCOME (EXPENSE)
Interest income	930	13,778	52,225
Interest expense, net	(147,201)	(79,887)	(88,661)
Interest expense—affiliate	(13)	—	—
Derivative gain, net	5,277	4,653	—
Other	(1)	253	—
TOTAL OTHER EXPENSE	(141,008)	(61,203)	(36,436)
NET INCOME (LOSS)	$186,912	$(78,344)	$(48,952)

Less:
Net loss through March 25, 2007			(12,128)

Net loss for partners from March 26, 2007 through December 31, 2007			$(36,824)

Allocation of net income (loss):
Limited partners’ interest	183,174	(76,777)	(36,088)
General partner’s interest	3,738	(1,567)	(736)
Net income (loss) for partners	$186,912	$(78,344)	$(36,824)

Basic and diluted net income (loss) per limited partner unit	$1.13	$(0.48)	$(0.23)
Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF PARTNERS’ AND
OWNERS’ CAPITAL (DEFICIT)
(in thousands)

	Partners’/Owners’ Deficit	Common Units	Subordinated Units	General Partner Units	Total

Balance at December 31, 2006	$(253,338)	$—	$—	$—	$(253,338)
Net loss through March 25, 2007	(12,128)	—	—	—	(12,128)
Balance at March 25, 2007	(265,466)	—	—	—	(265,466)

Contribution of net deficit investment to unitholders	265,466	(35,434)	(224,556)	(5,476)	—
Proceeds from initial public offering, net of issuance costs	—	98,442	—	—	98,442
Net loss from March 26, 2007 through December 31, 2007	—	(5,892)	(30,196)	(736)	(36,824)
Distributions	—	(23,193)	—	(476)	(23,669)
Balance at December 31, 2007	—	33,923	(254,752)	(6,688)	(227,517)

Net loss	—	(12,535)	(64,242)	(1,567)	(78,344)
Distributions	—	(44,908)	—	(916)	(45,824)
Balance at December 31, 2008	—	(23,520)	(318,994)	(9,171)	(351,685)

Net income	—	29,907	153,268	3,737	186,912
Distributions	—	(44,909)	(230,153)	(5,613)	(280,675)
Special rights adjustment	—	(2,972)	(31,147)	(760)	(34,879)
Balance at December 31, 2009	$—	$(41,494)	$(427,026)	$(11,807)	$(480,327)

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$186,912	$(78,344)	$(48,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	32,742	7,994	35
Amortization of debt discount	4,695	1,369	—
Amortization of debt issuance costs	3,818	3,984	3,793
Non-cash derivative (gain) loss	1,106	(1,230)	—
Interest income on restricted cash and cash equivalents	—	(16,210)	(49,638)
Use of (investment in) restricted cash and cash equivalents	—	(1,932)	103,043
Changes in operating assets and liabilities:
Accounts and interest receivable	1,526	3,498	—
Accounts receivable—affiliate	(3,167)	(419)	—
Accounts payable and accrued liabilities	(11,517)	21,973	(11,875)
Accounts payable and accrued liabilities—affiliate	2,685	(350)	408
Deferred revenue—affiliate	765	65,130	2,583
Deferred revenue	19,955	—	—
Advances to affiliate	(3,160)	(491)	—
Prepaid and other	(2,049)	(6,128)	(37)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	234,311	(1,156)	(640)

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	189,665	426,592	460,037
LNG terminal construction-in-process	(96,918)	(402,955)	(430,405)
Advances under long-term contracts	(601)	(14,274)	(39,155)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(9,923)	—
Investment in restricted U.S. Treasury securities	—	—	(63,923)
Other	—	—	(1,330)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	92,146	(560)	(74,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to owners	(280,675)	(45,824)	(23,668)
Use of (investment in) restricted cash and cash equivalents	109,008	(94,303)	725
Special rights adjustment	(34,879)	—	—
Repayment of long-term note—affiliate	(2,467)	—	—
Borrowings under long-term note—affiliate	114	1,708	645
Debt issuance costs	(23)	(4,837)	(725)
Proceeds from issuance of Sabine Pass LNG notes	—	144,965	—
Proceeds from issuance of common units	—	—	98,442
Affiliate payable	—	1	3
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(208,922)	1,710	75,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,535	(6)	6
CASH AND CASH EQUIVALENTS—beginning of year	7	13	7
CASH AND CASH EQUIVALENTS—end of year	$117,542	$7	$13

See accompanying notes to consolidated combined financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of December 31, 2009, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the limited partnership through its wholly-owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Common Units Holdings, LLC, Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (the “General Partner”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG receiving terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

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

At the closing of the Cheniere Partners Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly-owned subsidiaries of Cheniere Partners. From and after the closing of the Cheniere Partners Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying consolidated combined financial statements. As used in these Notes to Consolidated Combined Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Cheniere Partners Offering and the foregoing entities on a combined basis (the “Combined Predecessor Entities”) prior to the closing of the Cheniere Partners Offering, unless otherwise stated or indicated by context.

In the second quarter of 2009, Sabine Pass LNG purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly-owned subsidiary of Cheniere.  As a result, we acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at the Sabine Pass LNG receiving terminal (see Note 14—“Leases”).  In connection with the acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with Sabine Pass LNG’s three terminal use agreement (“TUA”) customers to provide their LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG receiving terminal (see Note 14—“Leases”).

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

We have evaluated subsequent events through February 25, 2010.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

NOTE 2—INITIAL PUBLIC OFFERING

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

•
our general partner entered into a services agreement with an affiliate of Cheniere under which the affiliate provides various general and administrative services for an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007), with payment having commenced January 1, 2009; and

•
we entered into a services and secondment agreement with an affiliate of Cheniere pursuant to which certain employees of the Cheniere affiliate have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG receiving terminal.

We used all of our net proceeds of $98.4 million from the sale of our common units in the Cheniere Partners Offering to purchase U.S. Treasury securities that funded a distribution reserve for payment of initial quarterly distributions of $0.425 per common unit, as well as related quarterly distributions to our general partner, through the quarterly distribution made in respect of the quarter ended June 30, 2009.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Combined Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain items in the consolidated combined financial statements have been reclassified to conform to the current presentation.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Advances to Affiliate-LNG Held for Commissioning

In connection with the construction of the Sabine Pass LNG receiving terminal, we required LNG to perform certain commissioning activities.  LNG purchased on behalf of Sabine Pass LNG by Cheniere Marketing has been funded by Sabine Pass LNG and is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as advances to affiliate—LNG held for commissioning (See Note 13—“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regasified LNG and remits the net proceeds from such sales back to Sabine Pass LNG. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance payments of capacity reservation fees are initially deferred and recognized into revenue, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its TUA. For a discussion of potential revenue from related parties, please read Note 13—“Related Party Transactions.”  The retained 2% of LNG delivered for each customer’s account at the Sabine Pass LNG receiving terminal is recognized as revenues as Sabine Pass LNG performs the services set forth in each customer’s TUA.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 11—“Long-Term Debt (including related party)”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes

With the exception of Sabine Pass GP, the Combined Predecessor Entities are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Sabine Pass GP is a corporation and is subject to both federal and state income tax. However, since Sabine Pass GP’s inception, its activities have been strictly limited to holding a non-income or loss bearing general partner interest in Sabine Pass LNG, and thus, this entity has not realized any taxable net income to date and is not expected to realize any taxable net income in the future. At December 31, 2009, the tax basis of our assets and liabilities was $198.2 million greater than the reported amounts of our assets and liabilities.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2009, 2008 or 2007.

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

Based on the real property lease agreement at the Sabine Pass LNG receiving terminal, at the expiration of the term of the lease we are required to surrender the LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreement at the Sabine Pass LNG receiving terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender the LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG receiving terminal.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

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

Use of Estimates

The preparation of consolidated combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated combined financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and U.S. Treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 11—“Long-Term Debt (including related party)”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete construction of the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, the Sabine Pass LNG receiving terminal construction reserve account balance was $71.1 million, of which $27.4 million of the construction reserve account related to accrued construction costs that had been classified as part of current restricted cash and cash equivalents, and $43.7 million of the construction reserve account related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheets.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 11—“Long-Term Debt (including related party)”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of December 31, 2009 and 2008, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2009 and 2008, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

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

In August 2009, we determined that we would not need the remaining balance in the distribution reserve account to make distributions because we had adequate available cash from Sabine Pass LNG. We therefore distributed the remaining balance of $34.9 million in the distribution reserve account to Cheniere pursuant to the terms of our partnership agreement.  This contractual distribution has been presented as a Special rights adjustment to the equity accounts of Cheniere’s ownership on our Consolidated Combined Statement of Partners’ Capital (Deficit) as of December 31, 2009.

As of December 31, 2009 and 2008, we classified $0.1 million and zero as current restricted cash and cash equivalents that may be utilized to pay quarterly distributions.  As of December 31, 2009 and 2008, we classified zero and $12.0 million as non-current restricted cash that may be utilized to pay quarterly distributions, respectively. In addition, as of December 31, 2009 and 2008, we classified zero and $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

NOTE 5—ADVANCES UNDER LONG-TERM CONTRACTS

We entered into certain EPC contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of December 31, 2009 and 2008, our advances under long-term contracts were $1.0 million and $10.7 million, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2009	2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,627,564	$919,776
LNG receiving terminal construction-in-process	—	604,398
LNG site and related costs, net	176	183
Accumulated depreciation	(39,975)	(7,752)
Total LNG receiving terminal costs	1,587,765	1,516,605
FIXED ASSETS
Computer and office equipment	259	200
Vehicles	421	421
Machinery and equipment	931	751
Other	419	254
Accumulated depreciation	(1,238)	(724)
Total fixed assets, net	792	902
PROPERTY, PLANT AND EQUIPMENT, NET	$1,588,557	$1,517,507

As of December 31, 2009, the Sabine Pass LNG receiving terminal had been placed into service, and all costs associated with the construction of the Sabine Pass LNG receiving terminal are presented in the table above as LNG receiving terminal. For 2009, 2008 and 2007, we capitalized $26.1 million, $80.7 million and $66.2 million, respectively, of interest expense related to the construction of the Sabine Pass LNG receiving terminal.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regassification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

Our ARO assessment is based on the real property lease agreements for the Sabine Pass LNG receiving terminal site.  At the expiration of the term of the leases, we are required to surrender the Sabine Pass LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. Sabine Pass LNG’s property lease agreements have a term of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender the Sabine Pass LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG receiving terminal.

NOTE 7—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of the Sabine Pass LNG receiving terminal. As of December 31,

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

 2009 and 2008, we had capitalized $27.0 million and $30.7 million (net of accumulated amortization of $12.5 million and $8.6 million), respectively, of costs directly associated with the Senior Notes, as follows (in thousands):

As of December 31, 2009:

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(3,993)	$5,360
2016 Notes	30,057	10 years	(8,464)	21,593
	$39,410		$(12,457)	$26,953

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $23.4 million.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). Prior to September 30, 2009, the net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes was capitalized on our Consolidated Balance Sheets as it was directly related to the LNG receiving terminal construction and was incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

Effective January 1, 2008, we adopted accounting standards that established a framework for measuring fair value, expanded disclosures about fair value measurements and permitted entities to choose to measure many financial instruments and certain other items at fair value.  We elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at December 31, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Derivatives asset	$124	$—	$—	$124

Derivatives asset reflect LNG commissioning cargo derivative positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

Other Financial Instruments

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for restricted cash and cash equivalents, accounts receivable, interest receivables and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$503,250	$550,000	$412,500
2016 Notes, net of discount (1)	1,633,029	1,371,744	1,628,334	1,204,967
Note to affiliate (2)	—	—	2,372	2,379
Restricted U.S. Treasury securities (3)	—	—	20,829	22,901

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2009 and December 31, 2008.
(2)	The note to affiliate bears interest at a fixed 7½% rate. Management estimates that the carrying amount is a reasonable approximation of the fair value as of December 31, 2009 and 2008.
(3)	The fair value of our restricted U.S. Treasury securities was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2009 and 2008.

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2009 and 2008, accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Interest and related debt fees	$14,152	$14,152
LNG terminal construction costs	7,850	26,617
Affiliate	3,095	184
Other	179	157
Accrued liabilities	$25,276	$41,110

NOTE 10—DEFERRED REVENUE

In November 2004, Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron U.S.A., Inc. (“Chevron”) with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2009 and 2008, we had recorded $26.5 million and $2.5 million as current deferred revenue, respectively, and $33.5 million and $37.5 million as non-current deferred revenue related to Total and Chevron advance capacity reservation fee payments.

Following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008, Sabine

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2009 and 2008, we had recorded $63.5 million and $62.7 million as current deferred revenue, respectively, primarily related to Cheniere Marketing’s advance capacity reservation fee payments.

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of its property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against its LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance it any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe to Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2009 and 2008, we had $7.4 million and $5.0 million, respectively, of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 11—LONG-TERM DEBT (including related party)

As of December 31, 2009 and 2008, our long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008
Senior Notes, net of discount	$2,110,101	$2,107,673
Senior Notes—related party, net of discount	72,928	70,661
Long-term note—affiliate	—	2,372
Total long-term debt	$2,183,029	$2,180,706

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2009 and 2008, Sabine Pass LNG made distributions of $295.7 million and zero, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

NOTE 12—DESCRIPTION OF EQUITY INTERESTS

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

NOTE 13—RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, we had $5.4 million and $2.2 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

 TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA and is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

LNG Lease Agreement

In September 2008, Sabine Pass LNG entered into an agreement in the form of a lease with Cheniere Marketing that enabled Sabine Pass LNG to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to the Sabine Pass LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down the Sabine Pass LNG receiving terminal. Under the terms of the agreement, Sabine Pass LNG paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. Sabine Pass LNG assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to Sabine Pass LNG.

    LNG purchased on behalf of Sabine Pass LNG by Cheniere Marketing that was funded by Sabine Pass LNG was recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that was lost, used as fuel or sold resulted in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008 and the first quarter of 2009, Sabine Pass LNG advanced Cheniere Marketing funds to purchase LNG. As of September 30, 2009, commissioning activities and construction of the Sabine Pass LNG receiving terminal were substantially complete; therefore we no longer needed the remaining LNG for commissioning. We had 1,115,000 MMBtu of LNG Held for Commissioning remaining at September 30, 2009 which was reclassified to current assets as $3.5 million of Advances to Affiliate—LNG inventory, representing the market value of LNG inventory that we have retained for operations. LNG inventory is recorded at cost and is subject to lower of cost or market adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At December 31, 2009, we had $1.3 million Advances to Affiliate—LNG inventory and zero Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets. At December 31, 2008, we had $9.9 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

During the years ended December 31, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.3 million and $0.6 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

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

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

During the years ended December 31, 2009, 2008 and 2007, we paid an aggregate of $18.5 million, $5.2 million and $5.2 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements (“CEAs”)

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2009 and 2008, we had $7.4 million and $5.0 million of other assets and deferred revenue resulting from Sabine Pass LNG’s ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the years ended December 31, 2009 and 2008, Sabine Pass LNG did not sell or purchase any natural gas under its purchase and sale agreements with Cheniere Marketing.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

Contract for Commissioning Activities

Sabine Pass LNG has entered into a number of related party agreements for commissioning activities with Cheniere Marketing. During the years ended December 31, 2009 and 2008, Sabine Pass LNG paid an aggregate of zero and $34.6 million, respectively, under these commissioning activities agreements with Cheniere Marketing.

NOTE 14—LEASES

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2009 under the land leases and tug boat lease described below (in thousands):

Year ending December 31:	Lease Payments (2)
2010	$8,905
2011	8,905
2012	8,905
2013	8,905
2014	8,905
Later years (1)	230,009
Total minimum payments required	$274,534

(1)
The later years include the remaining initial term and six 10-year extensions of Sabine Pass LNG’s land leases and the remaining initial term and two 5-year extensions of Sabine Pass LNG’s tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for Sabine Pass LNG’s tug boat lease represent its lease payment obligation and do not take into account the $129.6 million of sublease payments Sabine Pass LNG will receive from its three TUA customers that effectively offset this lease payment obligation, as discussed below.

Land Leases

In January 2005, Sabine Pass LNG exercised its options and entered into three land leases for the site of the Sabine Pass LNG receiving terminal.  The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million.  The annual lease payment is adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements.

Tug Boat Lease

As described in Note 1—“Nature of Operations,” in the second quarter of 2009 Sabine Pass LNG acquired a lease for the use of tug boats and marine services at the Sabine Pass LNG receiving terminal as a result of its purchase of Tug Services.  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this acquisition, Tug Services entered into a Tug Sharing Agreement with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

NOTE 15—COMMITMENTS AND CONTINGENCIES

Construction Agreements

In July 2006, Sabine Pass LNG entered into various construction agreements to expand the Sabine Pass LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.9 Bcf, some of which include the following:

Sabine Pass LNG entered into an engineering, procurement, construction and management (“EPCM”) agreement with Bechtel Corporation (“Bechtel”) pursuant to which Bechtel provided design and engineering services for the Sabine Pass LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that Sabine Pass LNG contracts with directly; construction management services to manage the construction of the Sabine Pass LNG receiving terminal; and a portion of the construction services. Under the initial terms of the EPCM agreement, Bechtel was paid on a cost reimbursable basis, plus a fixed fee in the initial amount of $18.5 million. A discretionary bonus was paid to Bechtel at Sabine Pass LNG’s sole discretion upon completion. As of December 31, 2009, Sabine Pass LNG was committed to make cash payments of approximately $2.6 million in the future pursuant to this contract.

Sabine Pass LNG entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”) and Diamond LNG LLC (“Diamond”), pursuant to which Zachry and Diamond furnished all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and performed all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The EPC LNG tank contract provided that Zachry and Diamond would receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which was subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders. As of December 31, 2009, Sabine Pass LNG was committed to make cash payments of approximately $3.6 million in the future pursuant to this contract.

LNG Commitments

Sabine Pass LNG has entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 13—“Related Party Transactions” for information regarding such agreements.

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

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. Freeport LNG has assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s receiving terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million per production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million.  The first production year began in April 2009.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS—CONTINUED

Restricted Net Assets

At December 31, 2009, our restricted net assets of consolidated subsidiaries were approximately ($481) million.

Other Commitments

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2009, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

See description of CEAs in Note 13—“Related Party Transactions.”

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid for interest, net of amounts capitalized	$138,659	$77,243	$93,642
Non-cash equity contribution	—	—	—
Construction-in-process and debt issuance additions funded with accrued liabilities	(66)	9,893	60,555

SUPPLEMENTAL INFORMATION TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009:
Revenues	$62,549	$95,695	$128,533	$130,013
Income from operations	43,396	74,282	106,367	103,875
Net income	13,588	41,951	69,501	61,872
Net income per limited partner unit	$0.08	$0.26	$0.43	$0.37

Year ended December 31, 2008:
Revenues	$—	$—	$—	$15,000
Loss from operations	(4,100)	(2,748)	(10,026)	(267)
Net loss	(14,515)	(24,513)	(10,897)	(28,419)
Net loss per limited partner unit	$(0.09)	$(0.15)	$(0.07)	$(0.17)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2009, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting is included in the Consolidated Combined Financial Statements on page 41 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners, L.P.

Cheniere Energy Partners GP, LLC (“Cheniere GP”), as our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of our general partner are elected by the sole member of the general partner.  Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operations.

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Mike Bock, Lon McCain and Robert Sutcliffe, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE Amex and the Exchange Act. In addition, the board of directors of our general partner has determined that Mike Bock and Lon McCain meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE Amex, respectively.

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

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Mike Bock, Lon McCain and Robert Sutcliffe, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE Amex, the Exchange Act and other federal securities laws. Any matter approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

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

Directors and Executive Officers of Our General Partner

We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. The following sets forth information, as of February 15, 2010, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. Charif Souki, Don Turkleson and Walter Williams have served as directors of the general partner since 2006. Meg Gentle, Lon McCain and Robert Sutcliffe have served as directors of the general partner since 2007. Keith Teague and James Bennett have served as directors of the general partner since 2008.  Mike Bock was elected as a director of the general partner in 2009.

Name	Age	Position with Our General Partner
Charif Souki	57	Director, Chairman of the Board and Chief Executive Officer
R. Keith Teague	45	Director, President and Chief Operating Officer
Meg A. Gentle	35	Director, Senior Vice President and Chief Financial Officer
James D. Bennett	40	Director
Michael E. Bock	44	Director
Lon McCain	62	Director
Robert J. Sutcliffe	58	Director
Don A. Turkleson	55	Director
Walter L. Williams	82	Director

Charif Souki is Chairman of the Board of Directors and Chief Executive Officer of our general partner and has held that officer position since January 2007. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. Mr. Souki is also a director and Chief Executive Officer of the general partner of Sabine Pass LNG, L.P. It was determined that Mr. Souki should serve as a director of our general partner because he is the Chief Executive Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P. and is responsible for developing the companies’ overall strategy and vision and implementing the business plans.  In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings a unique perspective to the board of directors of the general partner.  Mr. Souki has not held any other directorship positions in the past five years.

R. Keith Teague is a director and President and Chief Operating Officer of our general partner and has held those officer positions since June 2008. He has served as Senior Vice President—Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President—Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly-owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is also President of the general partner of Sabine Pass LNG, L.P. and is responsible for the development, construction and operation of Cheniere’s LNG receiving terminal and pipeline assets.  With Mr. Teague’s  knowledge and expertise relating to the Sabine Pass LNG receiving terminal, it was determined that he should serve as a director of our general partner. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. Mr. Teague has not held any other directorship positions in the past five years.

 Meg A. Gentle is a director and Senior Vice President and Chief Financial Officer of our general partner and has held that officer position since March 2009. She served as Senior Vice President of our general partner from June 2008 to March 2009.  She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President – Strategic Planning and Finance from February 2008 to March 2009.  Prior to that time, she served as Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004.  Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.  Ms. Gentle is also Chief Financial Officer of the general partner of Sabine Pass LNG, L.P.  It was determined that Ms. Gentle should serve as a director of our general partner because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the Chief Financial Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P.  Ms. Gentle has not held any other directorship positions in the past five years.

James D. Bennett is a director of our general partner. Mr. Bennett is a Managing Director with GSO Capital Partners LP (“GSO”) and has been involved in many of GSO’s private equity and mezzanine investments in the energy industry. Prior to joining GSO Capital Partners in 2005, Mr. Bennett served as Chief Financial Officer of Aquilex Service Corporation, which provides specialty repair services to refining and power generation facilities worldwide. Prior to that time, Mr. Bennett was vice president of operations at Exario Networks, a provider of telecommunications solutions, from 2000 to 2001. Before that time, Mr. Bennett was in the investment banking group of Donaldson, Lufkin & Jenrette where he was involved in transactions for companies in all segments of the energy industry from 1995 to 2000. Mr. Bennett started his career in corporate banking at NationsBank in 1993. Mr. Bennett received a B.B.A. in Finance from Texas Tech University and currently serves as a director of United Engines, LLC, an oil field equipment manufacturer and repair services provider, and Crestwood Midstream Partners, LLC, a midstream energy company.  Mr. Bennett was nominated by GSO to serve on the board of directors of our general partners pursuant to the Investors’ Agreement, dated August 15, 2008, among Cheniere, Cheniere Common Units Holding, LLC, GSO and the other investors named therein.  Under the terms and conditions of the Investors’ Agreement, the investors have the right to cause the election of one nominee to the board of directors of Cheniere GP.  In addition, Mr. Bennett brings an investor’s perspective to board decisions.

Michael E. Bock is a director of our general partner.  He also is a member of the Audit Committee and the Conflicts Committee.  Mr. Bock was a Managing Director in the Global Energy and Power Group at Merrill Lynch from December 2006 to April 2009.  Prior to that time, he was a Principal and head of Corporate Finance at Petrie Parkman & Co., an investment banking specializing in the energy industry.  Mr. Bock earned a bachelor of arts from Harvard University in 1987.  He is also a Chartered Financial Analyst and a member of CFA Institute and the CFA Society of Colorado.  It was determined that Mr. Bock should serve as a director of our general partner because of his fifteen years of experience as an investment banker in the energy industry as well as his expertise as a Chartered Financial Analyst.  Mr. Bock has not held any other directorship positions in the past five years.

Lon McCain is a director of our general partner and serves as the Chairman of the Audit Committee and a member of the Conflicts Committee. He is Executive Vice President and Chief Financial Officer of Ellora Energy Inc., a private, independent exploration and production company.  Prior to that, he was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Transzap, Inc., a provider of digital data and electronic payment solutions, Crimson Exploration, Inc., a publicly traded oil and natural gas exploration and production company, and Continental Resources, Inc., a publicly traded oil and natural gas exploration and production company.  He previously served on the board of directors of GulfWest Energy, Inc. until it merged with Crimson Exploration, Inc., its wholly-owned subsidiary, in June 2005.  Mr. McCain received a B.S. in business administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005.  It was determined that Mr. McCain should serve as a director of our general partners because of his experience as a chief financial officer for energy companies and his background as an investment banker in the energy industry.

Robert J. Sutcliffe is a director of our general partner and serves as the Chairman of the Conflicts Committee and a member of the Audit Committee. He is a lawyer and business advisor based in Los Angeles and is the Managing Director of Craftsman Capital Advisors LLC, a private financial advisory and business consulting firm specializing in the representation of entrepreneurs and venture investors. Mr. Sutcliffe was, until 1989, a partner and chairman of the corporate practice group in the Los Angeles office of Brobeck, Phleger & Harrison, where his practice focused on venture capital, corporations and securities. He then served as Congressional Chief of Staff to the Honorable Christopher Cox of California until 1990. During the past five years, Mr. Sutcliffe served as a director of Innovative Card Technologies, Inc., a public company that develops technologies to enhance payment card functionality, and as non-executive Chairman of Miravant Medical Technologies, a pharmaceutical development company.  Mr. Sutcliffe received a B.A. in political science and international relations from the University of California, Los Angeles and a J.D. from Harvard Law School.  It was determined that Mr. Sutcliffe should serve as a director of our general partner because of his experience as an advisor providing financial and business consulting services and because of his legal background.

Don A. Turkleson is a director of our general partner.  He is Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company.  He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively.  He served as Senior Vice President and Chief Financial Officer through March 2009.  Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer.  From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston.  Mr. Turkleson received a B.S. in accounting from Louisiana State University.  It was determined that Mr. Turkleson should serve as a director of our general partner because of his experience and insight as the former Chief Financial Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P.  and his background as a Certified Public Accountant.  Mr. Turkleson is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.  He has not held any other directorship positions in the past five years.

Walter L. Williams is a director of our general partner. Mr. Williams served as Vice Chairman of the board of directors of Cheniere from June 1999 until June 2008. He served as President and Chief Executive Officer of Cheniere from September 1997 until June 1999 and as Vice Chairman of the board of directors of Cheniere from July 1996 until September 1997. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil Company, a publicly-held Gulf Coast exploration and production company. Prior to that time, he was an independent petroleum consultant. Mr. Williams received a B.S. in petroleum engineering from Texas A&M University and is a Registered Engineer in Louisiana and Texas. It was determined that Mr. Williams should serve as a director of our general partner because of his combined knowledge and expertise of Cheniere and its subsidiaries based on his long history with Cheniere serving as former Chief Executive Officer of the Company for two years and serving as Vice Chairman of the Board of Directors for over 12 twelve years.  Mr. Williams currently serves on the Dwight Look College of Engineering Advisory Council at Texas A&M University. Mr. Williams has not held any other directorship positions in the past five years.

Code of Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by the directors of our general partner. Our Code of Business Conduct and Ethics is posted at www.cheniereenergypartners.com. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that all Section 16(a) filing requirements were met during 2009 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable administrative fee of $10 million per year, subject to adjustment for inflation. For a description of the services agreement, see Note 13 of our Notes to Consolidated Combined Financial Statements in Part II, Item 8. of this annual report on Form 10-K.

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan for employees, consultants and directors of our general partner, employees of its affiliates and consultants to its subsidiaries. The purpose of the plan is to enhance attraction and retention of qualified individuals who are essential for the successful operation of our partnership and to encourage them to align their interests with our interests through an equity ownership stake in us. The plan allows for the grant of options, restricted units, phantom units and unit appreciation rights. Up to 1,250,000 units may be granted under the plan. The only awards that have been granted under the plan have been made to the board of directors of our general partner in the form of phantom units to be settled in cash over a four-year vesting period.

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
Meg A. Gentle
James D. Bennett
Mike Bock
Lon McCain
Robert J. Sutcliffe
Don A. Turkleson
Walter L. Williams

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2009.

Director Compensation

On May 29, 2007, the board of directors of our general partner approved an annual fee of $50,000 to each non-management director of our general partner for services as a director. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; and $5,000 for the chairman of the conflicts committee. All directors’ fees are pro-rated from the date of election to the board and are payable quarterly. On May 29, 2007 (the “Grant Date”), the board of directors of the general partner also granted Lon McCain and Robert Sutcliffe 12,000 phantom units pursuant to the terms of the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. Mr. Bennett and Mr. Bock were elected to the board of directors of our general partner on August 15, 2008 and June 10, 2009, respectively. Mr. Williams and Mr. Turkleson became non-management directors of our general partner effective August 1, 2008 and June 1, 2009, respectively.  In addition to the annual fees paid to the non-management directors, Messrs. Bennett, Bock, Williams and Turkleson each received 12,000 phantom units. The grants have the same terms as those grants made to Messrs. McCain and Sutcliffe, except that the Grant Date for each grant is as follows: September 10, 2008 for Mr. Williams, December 10, 2008 for Mr. Bennett and June 10, 2009 for Messrs. Bock and Turkleson.  Each director will receive an additional 3,000 phantom units annually on each anniversary of the Grant Date. Vesting will occur for one-fourth of the phantom units on each anniversary of the Grant Date beginning on the first anniversary of the Grant Date. Upon vesting, the phantom units will be payable in cash in an amount equal to the fair market value of a common unit on such date. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table shows the compensation of the board of directors of our general partner for the 2009 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (2)	$—	$—	$—	$—	$—	$—	$—
R. Keith Teague(2)	—	—	—	—	—	—	—
Meg A. Gentle (2)	—	—	—	—	—	—	—
James D. Bennett (3)	62,500	32,100	—	—	—	—	94,600
Mike Bock (4)	32,500	93,600	—	—	—	—	126,100
Lon McCain (5)	80,000	22,320	—	—	—	—	102,320
Robert J. Sutcliffe (6)	70,000	22,320	—	—	—	—	92,320
Don A. Turkleson (7)	25,000	93,600	—	—	—	665	119,265
Walter L. Williams (8)	50,000	26,520	—	—	—	11,556	88,076

(1)
Reflects aggregate grant date fair value.  The phantom units are to be settled in cash. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.

(2)
Charif Souki, Keith Teague and Meg Gentle are executive officers of our general partner and are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.

(3)
Mr. Bennett was granted 3,000 phantom units in 2009 with a grant date fair value of $32,100. As of December 31, 2009, he held a total of 12,000 phantom units.  Mr. Bennett disclaims beneficial ownership of these units.  Mr. Bennett is an employee of GSO Capital Partners LP or one of its affiliates (“GSO”).  Under the terms of such employment, Mr. Bennett is required to transfer to GSO or its clients, as applicable, any and all compensation received in connection with his directorship for any portfolio companies managed by GSO.  GSO received $32,100 in cash upon the vesting of Mr. Bennett’s 3,000 phantom units in December 2009.

(4)	Mr. Bock was granted 12,000 phantom units in 2009 with a grant date fair value of $93,600. As of December 31, 2009, he held a total of 12,000 phantom units.
(5)
Mr. McCain was granted 3,000 phantom units in 2009 with a grant date fair value of $22,320. As of December 31, 2009, he held a total of 11,250 phantom units. Mr. McCain received $27,900 in cash upon the vesting of 3,750 phantom units in May 2009.

(6)
Mr. Sutcliffe was granted 3,000 phantom units in 2009 with a grant date fair value of $22,320. As of December 31, 2009, he held a total of 11,250 phantom units. Mr. Sutcliffe received $27,900 in cash upon the vesting of 3,750 phantom units in May 2009.

(7)
Mr. Turkleson became a non-employee director, effective as of June 1, 2009, and was granted 12,000 phantom units in 2009 with a grant date fair value of $93,600.  As of December 31, 2009, he held a total of 12,000 phantom units.  Mr. Turkleson also had use of a blackberry provided by Cheniere during 2009.  The blackberry expense was approximately $665.

(8)
Mr. Williams was granted 3,000 phantom units in 2009 with a grant date fair value of $26,520. As of December 31, 2009, he held a total of 12,000 phantom units. Mr. Williams received $26,520 in cash upon the vesting of 3,000 phantom units in September 2009.  Mr. Williams also had use of an office, parking space, laptop and blackberry at Cheniere’s headquarters during 2009. The pro rata amount of office lease expense related to that space was approximately $3,308.  The parking expense was approximately $3,248 and the laptop blackberry expense was approximately $5,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 15, 2010, there were 26,416,357 common units outstanding and 135,383,831 subordinated units outstanding. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2010 by:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage Of Subordinated Units Beneficially Owned	Percentage of Total Equity Securities Beneficially Owned
Cheniere Energy, Inc. (1)(2)	10,891,357	41%	135,383,831	100%	89%
Cheniere LNG Holdings, LLC (2)(3)	10,891,357	41%	135,383,831	100%	89%
Cheniere Subsidiary Holdings, LLC (2)(3)	—	—	135,383,831	100%	82%
Cheniere Common Units Holding, LLC (2)(3)	10,891,357	41%	—	100%	7%
Charif Souki (4)	373,496	1%	—	—	*
R. Keith Teague	—	—	—	—	—
Meg A. Gentle	8,035	*	—	—	*
James D. Bennett	—	—	—	—	—
Mike Bock	—	—	—	—	—
Lon McCain	—	—	—	—	—
Robert J. Sutcliffe	—	—	—	—	—
Don A. Turkleson	25,000	*	—	—	*
Walter L. Williams	15,388	*	—	—	—
All executive officers and directors as a group (9 persons)	421,919	1%	—	—	*

*	Less than 1%
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

(3)
All of Cheniere LNG Holdings, LLC’s subordinated units are pledged as collateral to The Bank of New York Mellon, as administrative agent under the Credit Agreement, dated May 31, 2007. All of Cheniere LNG Holdings, LLC’s common units are pledged as collateral to The Bank of New York Mellon, as collateral agent, under the 2008 Convertible Loans.

(4)	Mr. Souki holds 90,396 units directly and his wife owns 283,100 units.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2009 with respect to this plan:

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

For more information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis” in Item 11 of this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Prior to the completion of our initial public offering of common units in 2007, the managers of our general partner approved the distributions and payments to be made to our general partner and its affiliates in connection with our ongoing operations and, in the event of, our liquidation. During our operational stage, we will generally make cash distributions to our unitholders, including our affiliates, as described in Part II, Item 5, of this annual report on Form 10-K. Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 13 of our Notes to Consolidated Combined Financial Statements Part II, Item 8, of this annual report on Form 10-K. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides Sabine Pass LNG with the ability to hedge its future price risk from time to time. The ISDA Master Agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2009 and 2008.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $197,628 and $53,862 to Sabine Pass LNG related to operational imbalances under this agreement at December 31, 2009 and 2008, respectively

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG receiving terminal.  No amounts were paid to Sabine Pass LNG under this agreement during the fiscal years ended December 31, 2009 and 2008.

The following related-party transaction was not approved by the board of directors or audit committee of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement

In July 2007, Sabine Pass LNG entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 13 of our Notes to Consolidated Combined Financial Statements in Part II, Item 8, of this annual report on Form 10-K. During the years ended December 31, 2009 and 2008, Cheniere Marketing paid Sabine Pass LNG $2.4 million and $5.0 million, respectively, under the related agreement.

Independent Directors

Because we are a limited partnership, the NYSE Amex does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by NYSE Amex. The board of our general partner has determined that Mike Bock, Lon McCain and Robert Sutcliffe are independent directors in accordance with the following NYSE Amex US independence standards. A director would not be independent if any of the following relationships exists:

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

Mr. Bock served as a managing director at Merrill Lynch from December 2006 to April 2009 and, prior to that, he served as a principal and head of Corporate Finance at Petrie Parkman & Co.  Cheniere paid fees to Merrill Lynch in 2007 and 2008 and to Petrie Parkman in 2006; however, the payments did not exceed five percent of Merrill Lynch or Petrie Parkman’s gross revenues for those years.  The board of directors of our general partner reviewed the fees paid to Merrill Lynch and Petrie Parkman and has determined, after reviewing this information, that Mr. Bock is an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ending December 31, 2009 and 2008. The following table sets forth the fees paid to Ernst & Young LLP, for professional services rendered for 2009 and 2008:

	Ernst & Young LLP
	Fiscal 2009	Fiscal 2008
Audit Fees	$800,000	$750,002
Audit-Related Fees	—	77,661
Total	$800,000	$827,663

Audit Fees—Audit fees for 2009 and 2008 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2008 were for services rendered in connection with the offering of securities in a private placement.

There were no tax or other fees in 2009 or 2008.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal year ended December 31, 2009 and 2008 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Parent Company Financial Statements for the years ended December 31, 2009, 2008 and 2007	76

(3)	Exhibits

Exhibit No.	Description

2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

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

10.3*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

Exhibit No.	Description

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

10.14*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.15*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.16*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*	Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18*	Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19*	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed

Exhibit No.	Description

on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.20*
Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.21*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to the Cheniere Energy Partners, L.P. Annual Report on Form 10-K (SEC File No. 001-33366) filed on February 27, 2009)

10.22*
Services and Secondment Agreement, dated March 26, 2007, between Cheniere LNG O&M Services, L.P. and Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.23*
CQP GP Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.24*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.25*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.26*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.27*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.28*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.29*
Management and Administrative Services Agreement, dated March 26,2 007, between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.30*
CQP Consent and Agreement (Management and Administrative Services Letter Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Cheniere Energy Partners, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.31*
Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.32*
Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.33*†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to

Exhibit No.	Description

Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.34*†
Form of Restricted Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.35*†
Form of Restricted Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.36*†
Form of Director Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.41 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.37*†
Form of Units Option Agreement for employees and consultants (three-year). (Incorporated by reference to Exhibit 10.42 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.38*†
Form of Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.39*†
Form of Phantom Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.40*†
Form of Phantom Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

	10.41*†	Form of Phantom Units Agreement. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.42*†
Summary of Compensation to Independent Directors. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.43*†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 6, 2009)

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEET
(in thousands)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130	$6
Interest receivable	—	1,726
Prepaid expenses and other	242	—
Total current assets	372	1,732
Non-current restricted cash and cash equivalents	—	11,928
Non-current restricted treasury securities	—	20,829
Total assets	$372	$34,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	$170	$177
LONG-TERM DEBT—RELATED PARTY	—	2,347
INVESTMENT IN AND EQUITY IN LOSSES OF AFFILIATES	480,529	383,650
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY	(480,327)	(351,685)
Total liabilities and stockholders’ equity	$372	$34,489

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues	$—	$—	$—
Operating costs and expenses	12,286	1,742	882
Loss from operations	(12,286)	(1,742)	(882)
Interest expense, net	(13)	(114)	(13)
Interest income	406	2,225	3,308
Other income	—	234	—
Equity income (losses) of affiliates	198,805	(78,947)	(51,365)
Net income (loss)	$186,912	$(78,344)	$(48,952)

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
NET CASH USED IN OPERATING ACTIVITIES	$(10,411)	$(1,707)	$(621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Iinvestment in restricted cash and cash equivalents	—	—	(10,851)
Investment in restricted U.S. Treasury securities	—	—	(63,923)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(74,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions received from Sabine Pass LNG, L.P.	295,684	—	—
Distributions to owners	(280,674)	(45,824)	(23,668)
Use of restricted cash and cash equivalents	32,757	45,824	—
Special rights adjustment	(34,879)	—	—
Repayment of long-term note—affiliate	(2,467)	—	—
Borrowings under long-term note—affiliate	114	1,708	632
Proceeds from issuance of common units	—	—	98,442
Other	—	(3)	(3)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,535	1,705	75,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(2)	8
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	6	8	—
CASH AND CASH EQUIVALENTS—END OF YEAR	$130	$6	$8

See accompanying notes to condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cheniere Energy Partners, L.P. (“Cheniere Energy Partners”).

In the condensed financial statements, Cheniere Energy Partners’ investments in affiliates are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the affiliates are recorded in the balance sheets. The gain/(loss)loss from operations of the affiliates is reported on a net basis as equity in net gains/(losses) of affiliates.

A substantial amount of Cheniere Energy Partners’ operating, investing, and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Cheniere Energy Partners’ Consolidated Combined Financial Statements in Part II, Item 8. of this annual report on Form 10-K.

 NOTE 2—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Non-cash capital contributions (1)	$198,805	$(78,947)	$(51,365)

(1)	Amounts represent equity gains (losses) of affiliates not funded by Cheniere Energy Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer and Chairman of the Board

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	February 25, 2010
Charif Souki

/s/ R. KEITH TEAGUE	President and Chief Operating Officer, Director (Principal Operating Officer)	February 25, 2010
R. Keith Teague

/s/ Meg A. Gentle	Senior Vice President & Chief Financial Officer, Director (Principal Financial Officer))	February 25, 2010
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010
Jerry D. Smith

/s/ JAMES D. BENNETT	Director	February 25, 2010
James D. Bennett

/s/ Michael E. Bock	Director	February 25, 2010
Michael E. Bock

/s/ LON MCCAIN	Director	February 25, 2010
Lon McCain

/s/ ROBERT J. SUTCLIFFE	Director	February 25, 2010
Robert J. Sutcliffe

/s/ ROBERT J. SUTCLIFFE	Director	February 25, 2010
Robert J. Sutcliffe

/s/ WALTER L. WILLIAMS	Director	February 25, 2010
Walter L. Williams

/s/ Don A. Turkleson	Director	February 25, 2010
Don A. Turkleson