Form 10-Q
period 2010-06-30
Cheniere Energy Partners, L.P.
filed 2010-08-06
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ¨     No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ¨    No  ☒

The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of August 2, 2010.

CHENIERE ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,078	$117,542
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	663	5,037
Accounts receivable—affiliate	—	3,586
Advances to affiliate	885	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	501	1,521
Prepaid expenses and other	7,398	4,836
TOTAL CURRENT ASSETS	83,257	152,931

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	82,394
PROPERTY, PLANT AND EQUIPMENT, NET	1,569,642	1,588,557
DEBT ISSUANCE COSTS, NET	24,213	26,953
ADVANCES UNDER LONG-TERM CONTRACTS	—	1,021
OTHER	9,997	7,617
TOTAL ASSETS	$1,769,503	$1,859,473

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$55	$39
Accounts payable—affiliate	364	306
Accrued liabilities	16,214	22,181
Accrued liabilities—affiliate	2,136	3,095
Deferred revenue	26,453	26,456
Deferred revenue—affiliate	715	63,507
TOTAL CURRENT LIABILITIES	45,937	115,584

LONG-TERM DEBT, NET OF DISCOUNT	2,111,314	2,110,101
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	74,062	72,928
DEFERRED REVENUE	31,500	33,500
DEFERRED REVENUE—AFFILIATE	9,813	7,360
OTHER NON-CURRENT LIABILITIES	321	327
OTHER NON-CURRENT LIABILITIES—AFFILIATE	25	—
COMMITMENTS AND CONTINGENCIES	—	—

PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at June 30, 2010 and December 31, 2009)	(45,198)	(41,494)
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2010 and December 31, 2009)	(446,003)	(427,026)
General partner interest (2% interest with 3,302,045 units issued and outstanding at June 30, 2010 and December 31, 2009)	(12,268)	(11,807)
TOTAL PARTNERS’ DEFICIT	(503,469)	(480,327)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,769,503	$1,859,473

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES
Revenues	$66,004	$32,076	$132,831	$32,076
Revenues—affiliate	63,760	63,619	127,711	126,168
TOTAL REVENUES	129,764	95,695	260,542	158,244

EXPENSES
Operating and maintenance expense	6,168	5,746	14,242	9,693
Operating and maintenance expense—affiliate	3,085	2,973	6,150	5,583
Depreciation expense	10,561	7,157	21,124	13,806
Development expense	407	—	613	—
Development expense—affiliate	365	—	485	—
General and administrative expense	2,059	762	3,799	1,498
General and administrative expense—affiliate	5,142	4,775	10,415	9,986
TOTAL EXPENSES	27,787	21,413	56,828	40,566

INCOME FROM OPERATIONS	101,977	74,282	203,714	117,678
OTHER INCOME (EXPENSE)
Interest income	85	259	144	819
Interest expense, net	(43,648)	(33,352)	(87,125)	(66,281)
Interest expense, net—affiliate	—	—	—	(13)
Derivative gain (loss), net	(44)	762	461	3,324
Other	1	—	1	12
TOTAL OTHER EXPENSE	(43,606)	(32,331)	(86,519)	(62,139)

NET INCOME	$58,371	$41,951	$117,195	$55,539

Allocation of net income:
Limited partners’ interest	$57,204	$41,112	$114,851	$54,428
General partner’s interest	1,167	839	2,344	1,111
Net income for partners	$58,371	$41,951	$117,195	$55,539

Basic and diluted net income per limited partner unit	$0.35	$0.26	$0.71	$0.34

Weighted average number of limited partner units outstanding used for basic and diluted net income per unit calculation:
Common units	26,416	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384	135,384
Total limited partners’ units	161,800	161,800	161,800	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2009	$(41,494)	$(427,026)	$(11,807)	$(480,327)
Net income	18,750	96,100	2,345	117,195
Distributions	(22,454)	(115,077)	(2,806)	(140,337)
Balance at June 30, 2010	$(45,198)	$(446,003)	$(12,268)	$(503,469)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,195	$55,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,124	13,806
Non-cash derivative loss	124	265
Amortization of debt issuance costs	2,654	1,909
Amortization of debt discount	2,347	2,347
Interest income on restricted cash and cash equivalents	—	(2,120)
Changes in operating assets and liabilities:
Accounts and interest receivable	339	1,941
Accounts receivable—affiliate	3,586	81
Accounts payable and accrued liabilities	(1,296)	(10,758)
Accounts payable and accrued liabilities—affiliate	(894)	1,324
Advances to affiliate	4,473	(2,399)
Deferred revenue	(2,086)	22,295
Deferred revenue—affiliate	(62,833)	—
Other	(312)	(666)
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,421	83,564

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	—	189,665
LNG terminal construction-in-process, net	(1,490)	(63,677)
Advances under long-term contracts	(58)	(145)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(14,184)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,548)	111,659

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to unitholders	(140,337)	(140,337)
Borrowings from long-term debt—affiliate	—	114
Repayment of long-term debt—affiliate	—	(2,467)
Debt issuance costs	—	(23)
Use of restricted cash and cash equivalents	—	76,250
NET CASH USED IN FINANCING ACTIVITIES	(140,337)	(66,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,464)	128,760
CASH AND CASH EQUIVALENTS—beginning of period	117,542	7

CASH AND CASH EQUIVALENTS—end of period	$60,078	$128,767

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

With the exception of our wholly-owned subsidiary, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), formerly Sabine Pass LNG-GP, Inc., we are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2—LNG Inventory and Advances to Affiliate—LNG Inventory

Liquified natural gas (“LNG”) inventory and advances to affiliate—LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At June 30, 2010 and December 31, 2009, we had $0.5 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At June 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, of advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of June 30, 2010 and December 31, 2009, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2010	December 31, 2009
LNG TERMINAL COSTS
LNG receiving terminal	$1,628,676	$1,627,564
LNG receiving terminal construction-in-process	1,042	—
LNG site and related costs, net	173	176
Accumulated depreciation	(60,819)	(39,975)
Total LNG receiving terminal costs	1,569,072	1,587,765
FIXED ASSETS
Computers and office equipment	283	259
Vehicles	384	421
Machinery and equipment	953	931
Other	430	419
Accumulated depreciation	(1,480)	(1,238)
Total fixed assets, net	570	792
PROPERTY, PLANT AND EQUIPMENT, NET	$1,569,642	$1,588,557

We began depreciating equipment and facilities associated with the Sabine Pass LNG receiving terminal when costs were ready for use.  Depreciation expense related to the Sabine Pass LNG receiving terminal totaled $20.8 million and $13.6 million for the six-month periods ended June 30, 2010 and 2009, respectively.

NOTE 5—Accrued Liabilities

As of June 30, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Interest expense and related debt fees	$13,732	$14,152
LNG terminal construction and operating costs	1,331	7,850
Affiliate	2,136	3,095
Other	1,151	179
Total accrued liabilities	$18,350	$25,276

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—Long-Term Debt (including related party)

As of June 30, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior Notes, net of discount	$2,111,314	$2,110,101
Senior Notes, net of discount—related party	74,062	72,928
Total long-term debt, net of discount	$2,185,376	$2,183,029

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2010, Sabine Pass LNG made distributions of $105.1 million and $211.8 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2009, Sabine Pass LNG made distributions of $73.0 million and $149.3 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

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

NOTE 8—Financial Instruments

Derivative Instruments

On our behalf, Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.  The estimated fair value of financial instruments is the

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at June 30, 2010.

Other Financial Instruments

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected, are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for restricted cash and cash equivalents, accounts receivable, interest receivables and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):
	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$495,000	$550,000	$503,250
2016 Notes, net of discount (1)	1,635,376	1,365,539	1,633,029	1,371,744

(1)
The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2010 and December 31, 2009, as applicable.

NOTE 9—Related Party Transactions

As of June 30, 2010 and December 31, 2009, we had $0.9 million and $5.4 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

LNG Receiving Terminal Capacity Agreements

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 billion cubic feet per day (“Bcf/d”) of regasification capacity under a firm commitment terminal use agreement (“TUA”) with Sabine Pass LNG and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028.  Cheniere guaranteed Cheniere Marketing’s obligations under its TUA.

In June 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC (“Investments”), our wholly owned subsidiary, including all of its rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Investments’ capacity payments will be eliminated upon consolidation of our financial statements.  We have guaranteed Investments’ obligations under its TUA.

Variable Capacity Rights Agreement

Concurrent with the TUA assignment, Investments entered into a Variable Capacity Rights Agreement (“VCRA”) with Cheniere Marketing in order for Investments to monetize its capacity at the Sabine Pass LNG receiving terminal.  The VCRA will continue until the earliest of (a) the termination of Investments’ TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default.  Under the terms of the VCRA, Cheniere Marketing will continue to be responsible for monetizing the capacity at the Sabine Pass LNG receiving terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG receiving terminal available under the TUA assigned to Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG receiving terminal.  To the extent payments from Cheniere Marketing to Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units.   During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA.  Cheniere has guaranteed all of Cheniere Marketing’s payment obligations under the VCRA.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Advances to affiliate—LNG inventory is recorded at cost and is subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At June 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, advances to affiliate—LNG inventory on our Consolidated Balance Sheets.  During the three- and six-month periods ended June 30, 2010 and 2009, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively.

Service Agreements

During the three-month periods ended June 30, 2010 and 2009, we paid an aggregate of $4.7 million and $4.4 million, respectively, under the following service agreements from restricted cash and cash equivalents.  During the six-month periods ended June 30, 2010 and 2009, we paid an aggregate of $9.3 million and $9.4 million, respectively, under the following service agreements from restricted cash and cash equivalents.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimbursed Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to our common unitholders and the general partner, in respect of each quarter and after retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals ability to, among other things, manage our and Sabine Pass LNG’s operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Investments and develop new projects through either internal development or acquisition to increase cash flow.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019.  In June 2010, Cheniere Marketing assigned its existing TUA with Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to continue to monetize Investments’ capacity under the TUA after the assignment.  The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and in exchange Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2010 and December 31, 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from Sabine Pass LNG’s ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, Sabine Pass LNG entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the three and six-month periods ended June 30, 2010 and 2009, Sabine Pass LNG sold or purchased natural gas for fuel under an agreement with Cheniere Marketing.  Under this agreement, Sabine Pass LNG purchases natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. Sabine Pass LNG purchased $0.8 million of natural gas from Cheniere Marketing under this contract for the three and six-month periods ended June 30, 2010.  Sabine Pass LNG did not purchase any natural gas from Cheniere Marketing under this contract for the three and six-month periods ended June 30, 2009.

NOTE 10—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$82,364	$62,014
Construction-in-process and debt issuance additions funded with accrued liabilities	—	25,217

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas (“LNG”) imports into North America; sales of natural gas in North America; exports of natural gas from North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements;

•
statements regarding any terminal use agreement (“TUA”) or other agreements to be entered into or performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•
statements relating to the construction or operation of our proposed liquefaction facilities, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics thereof;

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

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” ”intend,”  “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering, and to certain entities under common control prior to March 26, 2007, unless otherwise stated or indicated by context.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our current report on Form 8-K dated as of the date of this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements”. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2010 Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

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

In June 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC (“Investments”), our wholly owned subsidiary, and concurrently Investments entered into a Variable Capacity Rights Agreement (“VCRA”), described below, with Cheniere Marketing in order for Investments to monetize its capacity at the Sabine Pass LNG receiving terminal.

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

Overview of Significant 2010 Events

In the first six months of 2010, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG receiving terminal and generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs.  The major events that have occurred in the first six months of 2010 and through the date of this Form 10-Q include the following:

•
In June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG receiving terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG.

•
In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Investments and concurrently entered into a VCRA with Investments. Under the terms of the new VCRA, which became effective July 1, 2010, Cheniere Marketing will continue to be responsible for monetizing the capacity at the Sabine Pass LNG receiving terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG receiving terminal available under the TUA assigned to Investments.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2010, we had $60.1 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless whether Sabine Pass LNG receives revenues from Investments (or us, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total and Chevron TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the “Sabine Pass Indenture”) before being able to make distributions to us, which will require that Investments make a substantial portion of its TUA payments to Sabine Pass LNG. If Sabine Pass LNG is unable to make restricted cash distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under three 20-year, firm commitment TUAs.  2.0 Bcf/d is contracted with unaffiliated third parties and 2.0 Bcf/d is contracted with Investments. Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by Sabine Pass LNG’s third-party customers as follows:

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

In June 2010, Sabine Pass LNG entered into amendments of the TUAs with Total and Chevron for the purpose of clarifying various operational rights and obligations of the parties.  In connection with these amendments, Total and Chevron have agreed to minimum pro rata inventory obligations as necessary to ensure cryogenic readiness of the Sabine Pass LNG receiving terminal and to mitigate the effects of inventory weathering.  In addition, Total and Chevron have each agreed to daily boil-off gas re-delivery obligations, service fees related to the compression services associated with minimization of their respective daily boil-off gas re-delivery obligations and pro-rata obligations for the incremental fuel associated with these compression services.  Additional items clarified in these amendments include the recognition of inventory transfers between parties and procedural obligations related to daily and monthly informational postings, gas re-delivery and vessel nominations and delivery point flexibility.

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its respective TUA.

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028.  Cheniere guaranteed Cheniere Marketing’s obligations under its TUA.

In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG and from Investments’ capacity payments under the TUA will be eliminated upon consolidation of our financial statements.  We have guaranteed Investments’ obligations under its TUA.

Concurrent with the TUA assignment, Investments entered into a VCRA with Cheniere Marketing in order for Investments to monetize its capacity at the Sabine Pass LNG receiving terminal.  The VCRA will continue until the earliest of (a) the termination of Investments’ TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default.  Under the terms of the VCRA, Cheniere Marketing will continue to be responsible for monetizing the capacity at the Sabine Pass LNG receiving terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG receiving terminal available under the TUA assigned to Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG receiving terminal.  To the extent payments from Cheniere Marketing to Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units.   During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA.  Cheniere has guaranteed all of Cheniere Marketing’s payment obligations under the VCRA.

Cheniere Marketing continues to develop its business, has a limited operating history, limited capital and lacks a credit rating.  Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.  Neither Cheniere Marketing nor Cheniere may be able to fulfill its respective obligations to us.

If we do not have sufficient liquidity to pay our obligations, including Investments’ payments to Sabine Pass LNG required under its TUA, then Sabine Pass LNG will likely be unable to make restricted cash distributions to us under the Sabine Pass Indenture.  If Sabine Pass LNG is unable to make such restricted cash distributions, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporization and self-generated power at the Sabine Pass LNG receiving terminal.

Liquefaction Project

    As mentioned above, in June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG receiving terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four modular LNG trains, each with a peak processing capacity of up to approximately 0.7 Bcf/d of natural gas and an average liquefaction capacity of approximately 3.5 million tons per annum (“mtpa”).  The initial project phase is anticipated to include two modular trains and the capacity to process on average approximately 1.2 Bcf/d of pipeline quality natural gas.  We believe that the time and cost required to develop our proposed liquefaction project would be materially lessened by Sabine Pass LNG’s existing large acreage and infrastructure (docks, LNG storage tanks, power generation assets and pipeline connections).  Development costs incurred during the assessment of this project will be funded by us using our existing funds.  We will contemplate making a final investment decision to commence construction of the liquefaction facilities upon, among other things, achieving regulatory approval and entering into acceptable commercial and financing arrangements.  We anticipate LNG export could commence as early as 2015.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six-month periods ended June 30, 2010 and 2009 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Six Months Ended June 30,
	2010	2009
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$84,421	$83,564
Use of restricted cash and cash equivalents	—	265,915
Borrowings under long-term note—affiliate	—	114
Total sources of cash and cash equivalents	84,421	349,593

USES OF CASH AND CASH EQUIVALENTS
Distributions to unitholders	(140,337)	(140,337)
LNG terminal construction-in-process, net	(1,490)	(63,677)
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	—	(14,184)
Other	(58)	(2,635)
Total uses of cash and cash equivalents	(141,885)	(220,833)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,464)	128,760
CASH AND CASH EQUIVALENTS—beginning of period	117,542	7
CASH AND CASH EQUIVALENTS—end of period	$60,078	$128,767

Operating cash flow

Operating cash flow increased $0.9 million for the six-month period ended June 30, 2010 compared to the same period in 2009. The increase in operating cash flow was a result of obtaining full TUA reservation fee payments from Total and Chevron in the first six months of 2010 compared to receiving four payments from Total and one payment from Chevron in the first six months of 2009, which resulted in $73.9 million of increased operating cash flow.  This increase was offset by a decrease in TUA payments that we received from affiliates.  In 2009, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Investments, Investments began making its TUA payment on a monthly basis which are eliminated upon consolidation.  This change in the timing of affiliate TUA payments resulted in a decrease in operating cash flow for the six-month period ended June 30, 2010 of $62.8 million compared to the same period in 2009.  The remaining changes in operating cash flow resulted primarily from timing in operating and maintenance payments and increased development costs associated with the proposed liquefaction project.

Use of restricted cash and cash equivalents

For the six-month period ended June 30, 2009, $265.9 million of restricted cash and cash equivalents was used to make scheduled interest payments and to pay construction activities at the Sabine Pass LNG receiving terminal and to fund distributions to unitholders, net of investments to fund an interest payment account.

  The decreased use of restricted cash and cash equivalents during the six-month period ended June 30, 2010 primarily resulted from the substantial completion of the Sabine Pass LNG receiving terminal’s construction activities during the third quarter of 2009.

Distributions to owners

During each of the six-month periods ended June 30, 2010 and 2009, we made $140.3 million of distributions to our common and subordinated unitholders and to our general partner.

LNG receiving terminal construction-in-process, net

LNG receiving terminal construction-in-process, net (“CIP”) decreased $62.2 million for the six-month period ended June 30, 2010 compared to the same period in 2009.  The decrease in CIP resulted from substantial completion of the Sabine Pass LNG receiving terminal’s construction activities during the third quarter of 2009.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During the six-month periods ended June 30, 2010 and 2009, we advanced zero and $14.2 million, respectively, for LNG commissioning cargoes, net of amounts transferred to CIP.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the three-month period ended June 30, 2010:

			Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Unit	Common and General Partner Units	Subordinated Units
February 12, 2010	October 1 – December 31, 2009	$0.425	$12,630	$57,538
May 14, 2010	January 1 – March 31, 2010	$0.425	$12,630	$57,538

Pursuant to our partnership agreement, all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter ending on or after June 30, 2010, when certain conditions that are defined in our partnership agreement are met.

Prior to the TUA assignment from Cheniere Marketing to Investments, we had been using cash paid under the Cheniere Marketing TUA to make distributions to Cheniere on our subordinated units held by Cheniere.  Subsequent to the assignment of the TUA, the subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distributions requirement for our common unitholders and general partner along with certain reserves.  Such available cash could be generated through new business development or fees received from Cheniere Marketing under the VCRA. As a result of the TUA assignment, the ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development and is no longer expected to occur as early as previously estimated.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three-month periods ended June 30, 2010 and 2009, Sabine Pass LNG made distributions of $105.1 million and $73.0 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture. During the three- and six-month periods ended June 30, 2010, Sabine Pass LNG made distributions of $105.1 million and $211.8 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three- and six-

month periods ended June 30, 2009, Sabine Pass LNG made distributions of $73.0 million and $149.3 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the three-month periods ended June 30, 2010 and 2009, we paid an aggregate of $4.7 million and $4.4 million, respectively, under the following service agreements from restricted cash and cash equivalents.  During the six-month periods ended June 30, 2010 and 2009, we paid an aggregate of $9.3 million and $9.4 million, respectively, under the following service agreements from restricted cash and cash equivalents.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly-owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimbursed Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals’ ability to, among other things, manage our and Sabine Pass LNG’s operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Investments and develop new projects through either internal development or acquisition to increase cash flow.

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

Results of Operations

Three-Month Period Ended June 30, 2010 vs. Three-Month Period Ended June 30, 2009

Overall Operations

Our consolidated net income increased $16.4 million, from $42.0 million in the three-month period ended June 30, 2009 to $58.4 million in the three-month period ended June 30, 2010. This increase in net income primarily resulted from the commencement of services under our Chevron TUA beginning on July 1, 2009.  This increase was partially offset by increases in operating expenses, development expenses related to our proposed liquefaction project, depreciation expense and interest expense resulting from the completion of construction and placing the Sabine Pass LNG receiving terminal into operation during 2009.

In the future we expect that consolidated net income will be reduced as a result of the TUA assignment from Cheniere Marketing to Investments, offset by any revenues earned under the VCRA.  Our Revenues—affiliate will only reflect the amount of income earned under the VCRA.

Revenues

Revenues increased $34.1 million, from $95.7 million in the three-month period ended June 30, 2009 to $129.8 million in the three-month period ended June 30, 2010. This increase primarily resulted from the commencement of services under our Chevron TUA beginning on July 1, 2009.

As discussed above, in the future we expect that consolidated net income will be reduced as a result of the TUA assignment from Cheniere Marketing to Investments, offset by any revenues earned under the VCRA.  Our Revenues—affiliate will only reflect the amount of income earned under the VCRA.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $0.6 million, from $8.7 million in the three-month period ended June 30, 2009 to $9.3 million in the three-month period ended June 30, 2010. This increase primarily resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $3.4 million, from $7.2 million in the three-month period ended June 30, 2009 to $10.6 million in the three-month period ended June 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $10.2 million, from $33.4 million in the three-month period ended June 30, 2009 to $43.6 million in the three-month period ended June 30, 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Six-Month Period Ended June 30, 2010 vs. Six-Month Period Ended June 30, 2009

Overall Operations

Our consolidated net income increased $61.7 million, from $55.5 million in the six-month period ended June 30, 2009 to $117.2 million in the six-month period ended June 30, 2010. This increase in net income primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009.  This increase was partially offset by increases in operating expenses, depreciation expense, development expenses related to our proposed liquefaction project and interest expense resulting from completing construction and placing the Sabine Pass LNG receiving terminal into operation during 2009.

In the future we expect that consolidated net income will be reduced as a result of the TUA assignment from Cheniere Marketing to Investments, offset by any revenues earned under the VCRA.  Our Revenues—affiliate will only reflect the amount of income earned under the VCRA.

Revenues

Revenues increased $102.3 million, from $158.2 million in the six-month period ended June 30, 2009 to $260.5 million in the six-month period ended June 30, 2010. This increase primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009.

As discussed above, in the future we expect that consolidated net income will be reduced as a result of the TUA assignment from Cheniere Marketing to Investments, offset by any revenues earned under the VCRA.  Our Revenues—affiliate will only reflect the amount of income earned under the VCRA.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $5.1 million, from $15.3 million in the six-month period ended June 30, 2009 to $20.4 million in the six-month period ended June 30, 2010. This increase primarily resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $7.3 million, from $13.8 million in the six-month period ended June 30, 2009 to $21.1 million in the six-month period ended June 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $20.8 million, from $66.3 million in the six-month period ended June 30, 2009 to $87.1 million in the six-month period ended June 30, 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

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

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from our estimates.

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

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At June 30, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was zero and less than $0.1 million, respectively.

As of June 30, 2010, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into no financial derivative instruments.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 1A.	Risk Factors

We have updated our Risk Factors in a Current Report on Form 8-K dated as of the date of this quarterly report, which are incorporated herein by reference.

Item 6.	Exhibits

10.1
Termination Agreement, dated June 24, 2010, by and among Sabine Pass LNG, L.P., Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

10.2
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and  Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

10.3
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	August 5, 2010