Form 10-Q
period 2010-09-30
Cheniere Energy Partners, L.P.
filed 2010-11-05
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

    The issuer had 26,416,357 common units and 135,383,831 subordinated units outstanding as of November 1, 2010.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,028	$117,542
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	722	5,037
Accounts receivable—affiliate	—	3,586
Advances to affiliate	2,458	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	901	1,521
Prepaid expenses and other	5,911	4,836
TOTAL CURRENT ASSETS	121,949	152,931

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	82,394
PROPERTY, PLANT AND EQUIPMENT, NET	1,559,573	1,588,557
DEBT ISSUANCE COSTS, NET	23,108	26,953
ADVANCES UNDER LONG-TERM CONTRACTS	—	1,021
OTHER	9,972	7,617
TOTAL ASSETS	$1,796,996	$1,859,473

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$959	$39
Accounts payable—affiliate	23	306
Accrued liabilities	58,793	22,181
Accrued liabilities—affiliate	4,907	3,095
Deferred revenue	26,340	26,456
Deferred revenue—affiliate	674	63,507
TOTAL CURRENT LIABILITIES	91,696	115,584

LONG-TERM DEBT, NET OF DISCOUNT	2,111,921	2,110,101
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	74,629	72,928
DEFERRED REVENUE	30,500	33,500
DEFERRED REVENUE—AFFILIATE	9,813	7,360
OTHER NON-CURRENT LIABILITIES	338	327
COMMITMENTS AND CONTINGENCIES	—	—

PARTNERS’ DEFICIT
Common unitholders (26,416,357 units issued and outstanding at September 30, 2010 and December 31, 2009)	(57,540)	(41,494)
Subordinated unitholders (135,383,831 units issued and outstanding at September 30, 2010 and December 31, 2009)	(451,723)	(427,026)
General partner interest (2% interest with 3,302,045 units issued and outstanding at September 30, 2010 and December 31, 2009)	(12,638)	(11,807)
TOTAL PARTNERS’ DEFICIT	(521,901)	(480,327)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,796,996	$1,859,473

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Revenues	$65,945	$65,035	$198,776	$97,112
Revenues—affiliate	672	63,498	128,382	189,665
TOTAL REVENUES	66,617	128,533	327,158	286,777

EXPENSES
Operating and maintenance expense	5,865	4,752	20,107	14,445
Operating and maintenance expense—affiliate	3,017	2,810	9,167	8,393
Depreciation expense	10,538	8,905	31,661	22,711
Development expense	4,012	—	4,625	—
Development expense—affiliate	615	—	1,100	—
General and administrative expense	1,245	797	5,044	2,295
General and administrative expense—affiliate	4,951	4,902	15,366	14,887
TOTAL EXPENSES	30,243	22,166	87,070	62,731

INCOME FROM OPERATIONS	36,374	106,367	240,088	224,046
OTHER INCOME (EXPENSE)
Interest income	100	65	245	883
Interest expense, net	(43,451)	(38,089)	(130,576)	(104,370)
Interest expense, net—affiliate	—	—	—	(13)
Derivative gain, net	—	1,158	461	4,482
Other	—	—	1	12
TOTAL OTHER EXPENSE	(43,351)	(36,866)	(129,869)	(99,006)

NET INCOME (LOSS)	$(6,977)	$69,501	$110,219	$125,040

Allocation of net income (loss):
Limited partners’ interest	$(6,837)	$68,111	$108,015	$122,539
General partner’s interest	(140)	1,390	2,204	2,501
Net income (loss) for partners	$(6,977)	$69,501	$110,219	$125,040

Basic and diluted net income (loss) per limited partner unit	$(0.04)	$0.43	$0.67	$0.77

Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,416	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384	135,384
Total limited partners’ units	161,800	161,800	161,800	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2009	$(41,494)	$(427,026)	$(11,807)	$(480,327)
Net income	17,634	90,380	2,205	110,219
Distributions	(33,680)	(115,077)	(3,036)	(151,793)
Balance at September 30, 2010	$(57,540)	$(451,723)	$(12,638)	$(521,901)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,219	$125,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,661	22,711
Non-cash derivative loss	124	1,639
Amortization of debt issuance costs	3,759	2,863
Amortization of debt discount	3,521	3,521
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Accounts and interest receivable	369	1,866
Accounts receivable—affiliate	3,586	59
Accounts payable and accrued liabilities	43,663	33,221
Accounts payable and accrued liabilities—affiliate	1,548	1,844
Advances to affiliate	2,900	(4,458)
Deferred revenue	(3,116)	21,170
Deferred revenue—affiliate	(62,833)	—
Other	751	72
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,955	168,351

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	—	189,665
LNG receiving terminal construction-in-process, net	(3,636)	(97,253)
Advances under long-term contracts	(36)	(404)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,672)	92,008

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to unitholders	(151,793)	(210,506)
Affiliate payable	(4)	—
Borrowings from long-term debt—affiliate	—	114
Repayment of long-term debt—affiliate	—	(2,467)
Debt issuance costs	—	(23)
Special rights adjustment	—	(34,879)
Use of restricted cash and cash equivalents	—	109,008
NET CASH USED IN FINANCING ACTIVITIES	(151,797)	(138,753)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,514)	121,606
CASH AND CASH EQUIVALENTS—beginning of period	117,542	7
CASH AND CASH EQUIVALENTS—end of period	$57,028	$121,613

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

Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

NOTE 2—LNG Inventory and Advances to Affiliate—LNG Inventory

Liquified natural gas (“LNG”) inventory and advances to affiliate—LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At September 30, 2010 and December 31, 2009, we had $0.9 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, of advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG, L.P. (“Sabine Pas LNG”) has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of September 30, 2010 and December 31, 2009, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG receiving terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	September 30, 2010	December 31, 2009
LNG RECEIVING TERMINAL COSTS
LNG receiving terminal	$1,628,296	$1,627,564
LNG receiving terminal construction-in-process	1,837	—
LNG site and related costs, net	171	176
Accumulated depreciation	(71,243)	(39,975)
Total LNG receiving terminal costs, net	1,559,061	1,587,765
FIXED ASSETS
Computers and office equipment	227	259
Vehicles	383	421
Machinery and equipment	955	931
Other	482	419
Accumulated depreciation	(1,535)	(1,238)
Total fixed assets, net	512	792

PROPERTY, PLANT AND EQUIPMENT, NET	$1,559,573	$1,588,557

We began depreciating equipment and facilities associated with the Sabine Pass LNG receiving terminal when costs were ready for use.  Depreciation expense related to the Sabine Pass LNG receiving terminal totaled $10.5 million and $8.8 million for the three-month periods ended September 30, 2010 and 2009, respectively, and totaled $31.3 million and $22.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 5—Accrued Liabilities

As of September 30, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Interest expense and related debt fees	$54,929	$14,152
LNG receiving terminal construction and operating costs	2,035	7,850
Affiliate	4,907	3,095
Other	1,829	179
Total accrued liabilities	$63,700	$25,276

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—Long-Term Debt (including related party)

As of September 30, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior Notes, net of discount	$2,111,921	$2,110,101
Senior Notes, net of discount—related party	74,629	72,928
Total long-term debt, net of discount	$2,186,550	$2,183,029

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2010, Sabine Pass LNG made distributions of $86.8 million and $298.6 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2009, Sabine Pass LNG made distributions of $73.2 million and $222.5 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

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

NOTE 8—Financial Instruments

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives on behalf of Sabine Pass LNG to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.  The estimated fair value of financial instruments is the

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at September 30, 2010.

Other Financial Instruments

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected, are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):
	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$530,750	$550,000	$503,250
2016 Notes, net of discount (1)	1,636,550	1,493,352	1,633,029	1,371,744

(1)           The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2010 and December 31, 2009, as applicable.

NOTE 9—Related Party Transactions

As of September 30, 2010 and December 31, 2009, we had $2.5 million and $5.4 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

LNG Receiving Terminal Capacity Agreements

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 billion cubic feet per day (“Bcf/d”) of regasification capacity under a firm commitment terminal use agreement (“TUA”) with Sabine Pass LNG and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028.  Cheniere Energy, Inc. (“Cheniere”) guaranteed Cheniere Marketing’s obligations under its TUA.

In June 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC (“Investments”), our wholly owned subsidiary, including all of its rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Investments’ capacity payments is eliminated upon consolidation of our financial statements.  We have guaranteed Investments’ obligations under its TUA.

Variable Capacity Rights Agreement

Concurrent with the TUA assignment, Investments entered into a Variable Capacity Rights Agreement (“VCRA”) with Cheniere Marketing in order for Investments to monetize its capacity at the Sabine Pass LNG receiving terminal.  The VCRA will continue until the earliest of (a) the termination of Investments’ TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default.  Under the terms of the VCRA, Cheniere Marketing will continue to be responsible for monetizing the capacity at the Sabine Pass LNG receiving terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG receiving terminal available under the TUA assigned to Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG receiving terminal.  To the extent payments from Cheniere Marketing to Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units.   During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA.  Cheniere

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

has guaranteed all of Cheniere Marketing’s payment obligations under the VCRA.

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

Advances to affiliate—LNG inventory is recorded at cost and is subject to LCM adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At September 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, advances to affiliate—LNG inventory on our Consolidated Balance Sheets.  During the three- and nine-month periods ended September 30, 2010 and 2009, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively.

Service Agreements

During the three-month periods ended September 30, 2010 and 2009, we paid an aggregate of $2.0 million and $4.6 million, respectively, under the following service agreements from restricted cash and cash equivalents.  During the nine-month periods ended September 30, 2010 and 2009, we paid an aggregate of $11.3 million and $13.9 million, respectively, under the following service agreements from restricted cash and cash equivalents.

Sabine Pass LNG Operation and Maintenance Agreement

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

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimbursed Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals directly related to our business or activities.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to our common unitholders and the general partner in respect of each quarter and after retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals’ ability to, among other things, manage our and Sabine Pass LNG’s operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Investments and develop new projects through either internal development or acquisition to increase cash flow.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG receiving terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019.  In June 2010, Cheniere Marketing assigned its existing TUA to Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to continue to monetize Investments’ capacity under the TUA after the assignment.  The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and in exchange Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2010 and December 31, 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from Sabine Pass LNG’s ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

During the three- and nine-month periods ended September 30, 2010, Sabine Pass LNG sold or purchased natural gas for fuel under an agreement with Cheniere Marketing.  Under this agreement, Sabine Pass LNG purchases natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG receiving terminal and plus an administrative fee paid to Cheniere Marketing. Sabine Pass LNG purchased $1.2 million and $1.8 million of natural gas from Cheniere Marketing under this contract for the three- and nine-month periods ended September 30, 2010, respectively.  Sabine Pass LNG did not purchase any natural gas from Cheniere Marketing under this contract for the three- and nine-month periods ended September 30, 2009.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG receiving terminal.  Sabine Pass LNG received zero and $0.9 million under this contract for the three- and nine-month periods ended September 30, 2010, respectively.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):
	Nine Months Ended September 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$82,340	$56,767
Construction-in-process and debt issuance additions funded with accrued liabilities	—	7,916

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,”  “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly-owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering, and to certain entities under common control prior to March 26, 2007, unless otherwise stated or indicated by context.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our current report on Form 8-K dated August 6, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC (“Investments”), our wholly owned subsidiary, and concurrently Investments entered into a Variable Capacity Rights Agreement (“VCRA”), described below, with Cheniere Marketing in order for Investments to monetize its capacity at the Sabine Pass LNG receiving terminal.

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

Overview of Significant 2010 Events

In the first nine months of 2010, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG receiving terminal and generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs.  The major events that have occurred in the first nine months of 2010 and through the date of this Form 10-Q include the following:

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

•
In September 2010, Sabine Pass Liquefaction, LLC, a subsidiary, received approval from the U.S. Department of Energy to export 16.0 million tonnes per annum ("mtpa") of LNG, equivalent to approximately 2 billion cubic feet per day (“Bcf/d”), produced from domestic natural gas over a thirty year period starting not later than September 2020. This license authorizes Sabine Pass Liquefaction, LLC to export LNG to purchasers in countries which have a free trade agreement with the United States. A second application to expand the authorization granted in the first license to all World Trade Organization member countries, and to any other country with which the U.S. may conduct trade, has been filed and is in a 60-day public comment period which ends on December 13, 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2010, we had $57.0 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless of whether Sabine Pass LNG receives revenues from Investments (or us, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total and Chevron TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the “Sabine Pass Indenture”) before being able to make distributions to us, which will require that Investments make a substantial portion of its TUA payments to Sabine Pass LNG. If Sabine Pass LNG is unable to make distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

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

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028.  In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG and from Investments’ capacity payments under the TUA is eliminated upon consolidation of our financial statements.  We have guaranteed Investments’ obligations under its TUA.

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

Liquefaction Project

As mentioned above, in June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG receiving terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four modular LNG trains, each with a peak processing capacity of up to approximately 0.7 Bcf/d of natural gas and an average liquefaction capacity of approximately 3.5 mtpa.  The initial project phase is anticipated to include two modular trains and the capacity to process on average approximately 1.2 Bcf/d of pipeline quality natural gas.  We intend to enter into contracts for at least 0.5 Bcf/d of natural gas liquefaction capacity per train in support of reaching final investment decision regarding the development of the project. We believe that the time and cost required to develop our proposed liquefaction project would be materially lessened by Sabine Pass LNG’s existing large acreage and infrastructure (docks, LNG storage tanks, power generation assets and pipeline connections).  Development costs incurred during the assessment of this project will be funded by us using our existing funds.  We will contemplate making a final investment decision to commence construction of the liquefaction facilities upon, among other things, achieving regulatory approval and entering into acceptable commercial and financing arrangements.  We anticipate LNG export could commence as early as 2015.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine-month periods ended September 30, 2010 and 2009 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Nine Months Ended September 30,
	2010	2009
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$94,955	$168,351
Use of restricted cash and cash equivalents	—	298,673
Borrowings under long-term note—affiliate	—	114
Total sources of cash and cash equivalents	94,955	467,138

USES OF CASH AND CASH EQUIVALENTS
Distributions to unitholders	(151,793)	(210,506)
Special rights adjustment	—	(34,879)
LNG receiving terminal construction-in-process, net	(3,636)	(97,253)
Repayment of long-term debt—affiliate	—	(2,467)
Other	(40)	(427)
Total uses of cash and cash equivalents	(155,469)	(345,532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,514)	121,606
CASH AND CASH EQUIVALENTS—beginning of period	117,542	7
CASH AND CASH EQUIVALENTS—end of period	$57,028	$121,613

Operating cash flow

Operating cash flow decreased $73.4 million for the nine-month period ended September 30, 2010 compared to the same period in 2009. The decrease in operating cash flow primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Investments that resulted in the TUA payments being made by Investments, our wholly owned subsidiary, instead of being received from Cheniere Marketing effective July 1, 2010. As a result, instead of receiving $187.5 million from Cheniere Marketing TUA payments in the nine-month period ended September 2009, we received only $62.8 million from Cheniere Marketing TUA payments in the nine-month period ended September 30, 2010, resulting in a cash flow decrease of $124.7 million.  This operating cash flow decrease was partially offset by obtaining full TUA reservation fee payments from Total and Chevron in the first nine months of 2010 compared to receiving seven payments from Total and four payments from Chevron in the first nine months of 2009, which resulted in $74.3 million of increased operating cash flow.  The remaining $23.0 million decrease in operating cash flow resulted primarily from timing in operating and maintenance payments and increased development costs associated with the proposed liquefaction project.

Use of restricted cash and cash equivalents

During the nine-month period ended September 30, 2009, $298.7 million of restricted cash and cash equivalents was used to pay construction activities at the Sabine Pass LNG receiving terminal and to fund distributions to unitholders.  The decreased use of restricted cash and cash equivalents during the nine-month period ended September 30, 2010 primarily resulted from substantially completing construction of the Sabine Pass LNG receiving terminal during the third quarter of 2009.

Distributions to owners

During each of the nine-month periods ended September 30, 2010 and 2009, we made $151.8 million and $210.5 million, respectively, of distributions to our common and subordinated unitholders and to our general partner. The decreased distributions to owners during the nine-month period ended September 30, 2010 resulted from decreased available cash in excess of the common unit and general partner distributions to be distributed as a result of the TUA assignment from Cheniere Marketing to Investments.

LNG receiving terminal construction-in-process, net

LNG receiving terminal construction-in-process, net (“CIP”) decreased $93.6 million for the nine-month period ended September 30, 2010 compared to the same period in 2009.  The decrease in CIP resulted from substantial completion of the Sabine Pass LNG receiving terminal’s construction activities during the third quarter of 2009.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the nine-month period ended September 30, 2010:

			Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Unit	Common and General Partner Units	Subordinated Units
February 12, 2010	October 1 – December 31, 2009	$0.425	$12,630	$57,538
May 14, 2010	January 1 – March 31, 2010	$0.425	$12,630	$57,538
August 13, 2010	April 1 – June 30, 2010	$0.425	$11,456	$—

Pursuant to our partnership agreement, all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter ending on or after June 30, 2010, when certain conditions that are defined in our partnership agreement are met.

Prior to the TUA assignment from Cheniere Marketing to Investments, we had been using cash paid under the Cheniere Marketing TUA to make distributions to Cheniere on our subordinated units held by Cheniere.  Subsequent to the assignment of the TUA, the subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distributions requirement for our common unitholders and general partner along with certain reserves.  Such available cash could be generated through new business development or fees received from Cheniere Marketing under the VCRA. As a result of the TUA assignment, the ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development and is no longer expected to occur as early as previously estimated.  In October 2010, we declared a quarterly cash distribution to be paid in November that had no subordinated unit distributions due to the decreased available cash in excess of the common unit and general partner distributions to be distributed as a result of the TUA assignment from Cheniere Marketing to Investments.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2010, Sabine Pass LNG made distributions of $86.8 million and $298.6 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2009, Sabine Pass LNG made distributions of $73.2 million and $222.5 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the three- and nine-month periods ended September 30, 2010, we paid an aggregate of $2.0 million and $11.3 million, respectively, under the following service agreements from restricted cash and cash equivalents.  During the three- and nine-month periods ended September 30, 2009, we paid an aggregate of $4.6 million and $13.9 million, respectively, under the following service agreements from restricted cash and cash equivalents.

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

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere Terminals pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimbursed Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals directly related to our business or activities.

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

Results of Operations

Three-Month Period Ended September 30, 2010 vs. Three-Month Period Ended September 30, 2009

Overall Operations

Our consolidated net income decreased $76.5 million, from net income of $69.5 million in the three-month period ended September 30, 2009 to a net loss of $7.0 million in the three-month period ended September 30, 2010.  This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Investments.  Beginning July 1, 2010, our revenues—affiliate reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenue earned by Sabine Pass LNG from Investments’ capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income was a result of increases in interest expense, development expense related to our proposed liquefaction project, operating expense, and depreciation expense.

Revenues

Revenues decreased $61.9 million, from $128.5 million in the three-month period ended September 30, 2009 to $66.6 million in the three-month period ended September 30, 2010. This decrease in revenues primarily resulted from the TUA assignment from Cheniere Marketing to Investments.  Beginning July 1, 2010, our revenues—affiliate reflects only the tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenue earned by Sabine Pass LNG from Investments’ capacity payments under the TUA are eliminated upon consolidation of our financial statements.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $5.4 million, from $38.1 million in the three-month period ended September 30, 2009 to $43.5 million in the three-month period ended September 30, 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Development Expense (including Affiliate Expense)

Development expense (including affiliate expense) increased $4.6 million, from zero in the three-month period ended September 30, 2009 to $4.6 million in the three-month period ended September 30, 2010. This increase resulted from the costs incurred to develop liquefaction services at the Sabine Pass LNG receiving terminal.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $1.3 million, from $7.6 million in the three-month period ended September 30, 2009 to $8.9 million in the three-month period ended September 30, 2010. This increase primarily resulted from increased fuel costs resulting from achieving full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $1.6 million, from $8.9 million in the three-month period ended September 30, 2009 to $10.5 million in the three-month period ended September 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Nine-Month Period Ended September 30, 2010 vs. Nine-Month Period Ended September 30, 2009

Overall Operations

Our consolidated net income decreased $14.8 million, from $125.0 million in the nine-month period ended September 30, 2009 to $110.2 million in the nine-month period ended September 30, 2010. This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Investments.  Beginning July 1, 2010, our revenues—affiliate reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenue earned by Sabine Pass LNG from Investments’ capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income was a result of increases in interest expense, depreciation expense, operating expense, and development expense related to our proposed liquefaction project.

Revenues

Revenues increased $40.4 million, from $286.8 million in the nine-month period ended September 30, 2009 to $327.2 million in the nine-month period ended September 30, 2010. This increase primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009, partially offset by a decrease in affiliate revenue resulting from the TUA assignment from Cheniere Marketing to Investments as discussed above.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $26.2 million, from $104.4 million in the nine-month period ended September 30, 2009 to $130.6 million in the nine-month period ended September 30, 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Depreciation Expense

Depreciation expense increased $9.0 million, from $22.7 million in the nine-month period ended September 30, 2009 to $31.7 million in the nine-month period ended September 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $6.5 million, from $22.8 million in the nine-month period ended September 30, 2009 to $29.3 million in the nine-month period ended September 30, 2010. This increase primarily resulted from increased tug service costs and increased fuel costs associated with the full operability of the Sabine Pass LNG receiving terminal during the entire nine-month period ended September 30, 2010, as compared to only a portion of the nine-month period ended September 30, 2009.

Development Expense (including Affiliate Expense)

Development expense (including affiliate expense) increased $5.7 million, from zero in the nine-month period ended September 30, 2009 to $5.7 million in the nine-month period ended September 30, 2010. This increase resulted from costs incurred to develop liquefaction services at the Sabine Pass LNG receiving terminal.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report. (See Note 8—“Financial Instruments” of our Notes to Consolidated Financial Statements for our fair value measurement disclosures.)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Cheniere Marketing has entered into exchange-cleared NYMEX natural gas swaps on behalf of Sabine Pass LNG to hedge the exposure to variability in expected future cash flows related to the future sale of LNG inventory.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At September 30, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was zero and less than $0.1 million, respectively.

As of September 30, 2010, Cheniere Marketing had entered into no financial derivative instruments on behalf of Sabine Pass LNG.

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

In the future, we or any of our subsidiaries may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner, as of September 30, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	November 4, 2010