Form 10-K
period 2010-12-31
Cheniere Energy Partners, L.P.
filed 2011-03-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $264,856,500 as of June 30, 2010.
The issuer had 26,421,023 common units and 135,383,831 subordinated units outstanding as of February 21, 2011.
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

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas ("LNG") imports into North America; sales of natural gas in North America or other markets; export of LNG from North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

•
statements regarding any financing or refinancing transactions or arrangements, or ability to enter into such transactions or arrangements, whether on the part of Cheniere Energy Partners, L.P. or any subsidiary or at the project level;

•
statements regarding any commercial arrangements presently contracted, optioned or marketed, or potential arrangements, to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacity that are, or may become, subject to such commercial arrangements;

•	statements regarding counterparties to our commercial contracts, memoranda of understanding ("MOUs"), construction contracts and other contracts;

•
statements relating to the construction and operations of our proposed liquefaction project, including statements concerning the completion by certain dates or at all, the costs related thereto and certain characteristics, including amounts of liquefaction capacity and storage capacity and the number of LNG trains;

•
statements that we expect to receive an order from the Federal Energy Regulatory Commission (“FERC”) authorizing us to construct and operate our proposed liquefaction facilities by certain dates, or at all;

•	statements that we expect to receive an order from the U.S. Department of Energy ("DOE") authorizing us to export domestically produced natural gas as LNG to certain countries, or at all;

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” "contemplate," "develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this annual report and speak only as of the date of this annual report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors.

ii

DEFINITIONS

In this annual report, unless the context otherwise requires:

•	Bcf means billion cubic feet;

•	Bcf/d means billion cubic feet per day;

•	EPC means engineering, procurement and construction;

•	EPCM means engineering, procurement, construction and management;

•	LNG means liquefied natural gas;

•	LNG Train means an independent modular unit for gas liquefaction;

•	MMBtu means million British thermal units;

•	MMcf/d means million cubic feet per day;

•	MOU means memorandum of understanding;

•	Mtpa means million metric tons per annum; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

We are a Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”) in 2007. Through our wholly owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. We are developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal. Unless the context requires otherwise, references to "Cheniere Partners", "we", "us" and "our" refer to Cheniere Energy Partners, L.P. and its subsidiaries, including Sabine Pass LNG.

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using oceangoing LNG vessels specifically constructed for this purpose. LNG liquefaction terminals compress and refrigerate natural gas into a liquid state and deliver the resulting LNG onto LNG vessels that transport the LNG to LNG receiving terminals. LNG receiving terminals offload LNG from LNG vessels, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objectives are to operate the Sabine Pass LNG terminal, develop our liquefaction project and generate stable cash flows sufficient to pay the initial quarterly distribution to our unitholders and, over time and upon satisfaction of these objectives, to increase our quarterly cash distribution. We intend to achieve these objectives by executing the following strategies:

•	successfully managing the operation of the Sabine Pass LNG terminal;

•	monetizing the 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal held by one of our subsidiaries, Cheniere Energy Investments, LLC ("Cheniere Investments") by:

◦	entering into long-term commercial agreements for regasification or bi-directional service;

◦	expanding operations to include bi-directional service capabilities;

◦	developing a portfolio of long-term, short-term and spot LNG purchase and sale agreements; and

◦	entering into business relationships for the marketing of natural gas that is processed at the Sabine Pass LNG terminal; and

•
expanding our existing asset base through acquisitions from Cheniere or third parties or our own development of our liquefaction project or complementary businesses or assets such as other LNG terminals, natural gas storage assets and pipelines.

Market Factors

Our ability to successfully execute our business strategies will be impacted by many factors, including: changes in worldwide supply and demand for natural gas and LNG; the relative prices for natural gas in North America and international markets; the willingness of LNG producers and international LNG buyers to invest new capital and secure access to North American natural gas markets on a long-term basis; and access to capital to market natural gas and LNG and to develop and construct liquefaction or future infrastructure projects.

We expect global demand for natural gas to grow significantly as more nations are seeking environmentally cleaner and more abundant and reliable fuel alternatives to oil and coal. In addition, global buyers of natural gas will need to source additional energy supplies to meet future economic growth and balance their energy portfolios. Most of the rapidly growing natural gas markets are in developing countries in Asia, particularly India and China, the Middle East and South America.

In recent years, North American domestic natural gas production has been on an upward trend, due in part to rapid growth in unconventional natural gas basins coupled with technological advances in horizontal drilling. As a result, natural gas reserves and production in North America have increased significantly, while demand for natural gas in North America has been decreasing as a result of a variety of factors, including improved energy efficiency and shifting economic activities to less energy-dependent activities. In response to the shifting global and domestic natural gas market fundamentals, which have reduced demand for LNG regasification services in North America, we are developing our liquefaction project to expand our operations at the Sabine Pass LNG terminal to provide bi-directional import and export service to new customers. We believe that the bi-directional service would offer customers an attractively priced option to access the North American market for natural gas supply or natural gas demand, as global fundamentals dictate. The new service would utilize the LNG storage capacity, ship berthing rights, and regasification capacity that we hold at the Sabine Pass LNG terminal through our subsidiary.

Our Business

Sabine Pass LNG operates the Sabine Pass LNG terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, Cheniere formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG terminal. Sabine Pass LNG has long-term leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana. The Sabine Pass LNG terminal has a regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate LNG storage capacity of approximately 16.9 Bcf.

In June 2010, Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, assigned its TUA with Sabine Pass LNG to Cheniere Investments, our wholly owned subsidiary, effective July 1, 2010. Concurrently, Cheniere Investments entered into a Variable Capacity Rights Agreement (“VCRA”), described below, with Cheniere Marketing in order for Cheniere Investments to monetize its TUA capacity at the Sabine Pass LNG terminal in exchange for compensation based upon the profitability of each transaction undertaken by Cheniere Marketing.

In June 2010, we initiated a project to add liquefaction facilities at the Sabine Pass LNG terminal that would transform the Sabine Pass LNG terminal into a bi-directional LNG terminal capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG.

Customers

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Investments. Each of the three customers at the Sabine Pass LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments will be made by the Sabine Pass LNG third-party customers as follows:

•
Total Gas and Power North America, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make approximately $250 million per year of capacity payments to Sabine Pass LNG through at least September 30, 2028. The revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

Concurrent with the TUA assignment, Cheniere Investments entered into a VCRA with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, or (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to Cheniere Partners' having specified levels of cash reserved for distribution to its common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on the Cheniere Partners subordinated units held by Cheniere. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. Cheniere Marketing continues to develop its business, lacks a credit rating and may also be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

Liquefaction Project

In June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four LNG Trains, each with a nominal production capacity of approximately 4.0 mtpa. We anticipate LNG export from the Sabine Pass LNG terminal could commence as early as 2015, and may be constructed in phases, with each LNG Train commencing operations approximately six to nine months after the previous LNG Train.

We intend for Sabine Pass Liquefaction, LLC ("Sabine Liquefaction"), our wholly owned subsidiary, to enter into long-term, fixed-fee contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) of bi-directional LNG processing capacity per LNG Train, for a fee between $1.40 and $1.75 per MMBtu, before reaching a final investment decision regarding the development of the LNG Trains. As of February 25, 2011, Sabine Liquefaction had entered into eight non-binding memoranda of understanding (“MOU”) with potential customers for the proposed bi-directional facility representing a total of up to 9.8 mtpa of capacity. Each MOU is subject to negotiation and execution of definitive agreements and certain other customary conditions and does not represent a final and binding agreement with respect to its subject matter. We are negotiating definitive agreements with these and other potential customers.

In August 2010, Sabine Liquefaction received approval from the FERC to begin the pre-filing process required to seek authorization to commence construction of the liquefaction project. In January 2011, the pre-filing period was completed and therefore Sabine Liquefaction submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In September 2010, the DOE granted Sabine Liquefaction an order authorizing Sabine Liquefaction to export up to 16 mtpa (approximately 800 Bcf per year) of domestically produced LNG from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020. In September 2010, Sabine Liquefaction filed a second application requesting expansion of the order to include countries with which the U.S. does not have an FTA.

Sabine Liquefaction has engaged Bechtel to complete front-end engineering and design work and to negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $400 per metric ton, before financing costs. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking (SG CIB) for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

We will contemplate making a final investment decision to commence construction of the liquefaction project upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization to construct and operate the liquefaction assets and obtaining adequate financing.

LNG Terminal Competition

Our LNG terminal business competes with other companies that are constructing and operating LNG terminals in the U.S. and in other places around the world. According to the FERC, as of December 31, 2010, there were nine existing LNG receiving terminals in North America, two of which are offshore facilities for receiving natural gas regasified from LNG onboard specialized LNG vessels, as well as other new LNG receiving terminals or expansions approved or proposed to be constructed. To the extent that we may desire to sell regasification capacity in our LNG terminal, we will compete with other third-party LNG receiving terminals or existing terminals having uncommitted capacity. In connection with our efforts to obtain LNG to exploit Cheniere Investments' retained regasification capacity at the Sabine Pass LNG terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG.

With the development of liquefaction facilities at the Sabine Pass LNG terminal, we will compete with existing and proposed liquefaction facilities worldwide in our attempt to enter into commercial arrangements for providing bi-directional services at the Sabine Pass LNG terminal. At least three other companies have announced plans to develop liquefaction facilities in North America.

Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than we do.

Governmental Regulation

The Sabine Pass LNG terminal operations are, and liquefaction project construction and operations will be, subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating the Sabine Pass LNG terminal and the liquefaction project, and failure to comply with such laws could result in substantial penalties. We have been in substantial compliance with all regulations discussed herein.

FERC

In order to site and construct the Sabine Pass LNG terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). We will be required to obtain and maintain authorizations from the FERC to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In addition, orders from the FERC authorizing construction of an LNG terminal are typically subject to specified conditions that must be satisfied throughout operation of the Sabine Pass LNG terminal. Throughout the life of the Sabine Pass LNG terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal. The EPAct amended the NGA to prohibit market manipulation. The EPAct increased civil and criminal penalties for any violations of the NGA and the Natural Gas Policy Act of 1978 (“NGPA”), and any rules, regulations or orders of the FERC issued under these acts, up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC's jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of the Sabine Pass LNG terminal and the liquefaction project are also subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including: DOE, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

The Sabine Pass LNG terminal is subject to U.S. Department of Transportation safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security. Moreover, the Sabine Pass LNG terminal is subject to state and local laws, rules and regulations.

Environmental Regulation

The Sabine Pass LNG terminal operations and the liquefaction project are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Clean Air Act (CAA)

The Sabine Pass LNG terminal operations and the liquefaction project are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that operations of the Sabine Pass LNG terminal, or the construction and operation of our liquefaction project, will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized on October 30, 2009. This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources. An additional section, which requires reporting for all fugitive emissions throughout the Sabine Pass LNG terminal, was finalized in November 2010. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act (CZMA)

The Sabine Pass LNG terminal and the liquefaction project are subject to the requirements of the CZMA throughout the construction of facilities located within the coastal zone.  The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the Railroad Commission and the General Land Office).  This program is implemented in coordination with the Department of the Army construction permitting process to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act (CWA)

The Sabine Pass LNG terminal operations are subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with the Sabine Pass LNG terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

The Sabine Pass LNG terminal operations and the liquefaction project may be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

National Historic Preservation Act (NHPA)

Construction of our proposed liquefaction facilities will be subject to requirements under Section 106 of the NHPA.  The NHPA requires projects to take into account the effects of their actions on historic properties. These programs are administered by the State Historic Preservation Officers ("SHPOs").  Any areas where ground disturbance will occur are required to be reviewed by the affected SHPOs.

Employees and Labor Relations

We have no employees. We rely on our general partner to manage all aspects of the operation and maintenance of the Sabine Pass LNG terminal and the conduct of our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and to Sabine Pass LNG. As of February 21, 2010, Cheniere had 196 full-time employees. See Note 12—“Related Party Transactions” in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our common units have been publicly traded since March 21, 2007, and are traded on the NYSE Amex Equities under the symbol “CQP”. Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is http://www.cheniereenergypartners.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

We will also make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners, L.P, Investor Relations Department, 700 Milam Street, Suite 800, Houston, Texas 77002 or call (713) 562-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

ITEM 1A.                      RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operations, financial condition, liquidity and prospects.

The risk factors in this report are grouped into the following categories:

•	Risks Relating to Our Financial Matters;

•	Risks Relating to Our Business;

•	Risks Relating to Our Cash Distributions;

•	Risks Relating to an Investment in Us and Our Common Units; and

•	Risks Relating to Tax Matters.

Risks Relating to Our Financial Matters

We have substantial indebtedness, which we will need to refinance, extend or otherwise satisfy, in whole or in part at or prior to maturity.

We will need to refinance, extend or otherwise satisfy $2.2 billion of indebtedness, consisting primarily of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. We may not be able to refinance, extend or otherwise satisfy our indebtedness as needed, on commercially reasonable terms or at all.

The terms of additional debt, or debt incurred to repay, refinance or extend the Sabine Pass debt, may adversely affect us.
In order to obtain many types of financing, we may have to accept terms that are disadvantageous to us or that may have an adverse impact on our current or future business, operations or financial condition. For example:

•
borrowings, debt issuances, or extensions of debt maturities may subject us to certain restrictive covenants, including covenants restricting our ability to raise additional capital or cross-defaults to other indebtedness;

•
borrowings or debt issuances at the project level may subject the project entity to restrictive covenants, including covenants restricting its ability to make distributions to us or limiting our ability to sell our interests in such entity;

•	offerings of our equity securities could cause substantial dilution for holders of our common units;

•	additional sales of interests in our projects would reduce our interest in future revenues; and

•	the prepayment of fees by, or a business development loan from; prospective customers would reduce future revenues after a facility commences operations.
Our substantial indebtedness and restrictions contained in existing or future debt agreements could adversely affect our ability to operate our business and pursue our liquefaction project, and could prevent us from satisfying or refinancing our debt obligations.

Our substantial indebtedness and restrictions contained in existing or future debt agreements could have important adverse consequences, including:

•	limiting our ability to attract customers;

•	limiting our ability to compete with other companies that are not as highly leveraged;

•
limiting our flexibility in and ability to plan for or react to changing market conditions in our industry and to economic downturns, and making us more vulnerable than our less leveraged competitors to an industry or economic downturn;

•
limiting our ability to use operating cash flow in other areas of our business or for distributions to our unitholders because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

•
limiting our ability to obtain additional financing to fund the expansion of the Sabine Pass LNG terminal to provide bi-direction service, our capital expenditures, working capital, acquisitions, debt service requirements or liquidity needs for general business or other purposes; and

•
resulting in a material adverse effect on our business, results of operations and financial condition if we are unable to service or refinance our indebtedness or obtain additional financing, as needed.

Our substantial indebtedness and the restrictive covenants contained in our existing or future debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business, such as our liquefaction project.

If we are unsuccessful in operating our business or taking advantage of such opportunities, due to our substantial indebtedness or other factors, we may be unable to repay, refinance, or extend our indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we require significant amounts of cash flow from operations.

We require significant amounts of cash flow from operations in order to make annual interest payments of approximately $164.8 million on the Senior Notes. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund our capital expenditures will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase, or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

The indenture governing the Senior Notes contains restrictions that limit our flexibility in operating our business.

The indenture, dated as of November 9, 2006, governing the Senior Notes contains several significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens on our assets; and

•	engage in sale and leaseback transactions and mergers or acquisitions and to make equity investments.
Under some circumstances, these restrictive covenants may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business. See also “-Risks Relating to Our Cash Distributions-Sabine Pass LNG may be restricted under the terms of the Sabine Pass Indenture from making distributions to us and from incurring additional indebtedness under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.”

If we fail to comply with the restrictions in the indenture governing the Senior Notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

We could incur more indebtedness in the future, which could exacerbate the risks associated with our substantial leverage.

The indenture governing the Senior Notes does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure additional indebtedness, could adversely affect our business, results of operations and financial condition if we are unable to service our indebtedness.

Our ability to generate needed amounts of cash is substantially dependent upon our TUAs with two third-party Sabine Pass LNG customers, and we will be materially and adversely affected if either customer fails to perform its TUA obligations for any reason.

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with Sabine Pass LNG and agreed to pay us approximately $125 million annually. We are dependent on each customer's continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers' obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If either customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Each customer's TUA for capacity at the Sabine Pass LNG terminal is subject to termination under certain circumstances.

Each of our long-term TUAs contains various termination rights. For example, each customer may terminate its TUA if the Sabine Pass LNG terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer's redelivery nominations or fails to accept and unload a specified number of the customer's proposed LNG cargoes. We may not be able to replace these TUAs on desirable terms, or at all, if they are terminated.

Our ability to satisfy our payment obligations is further dependent upon Cheniere Marketing satisfying its obligations to us under the VCRA.

Under the VCRA, Cheniere Marketing is required to pay us for taxes and new regulatory costs incurred under the Cheniere Investments TUA. Cheniere Marketing is also required to use commercially reasonable efforts to commercialize Cheniere Investments' capacity at the Sabine Pass LNG terminal to the extent that neither Cheniere Marketing nor Cheniere Investments is obligated to the contrary under any other agreements. Cheniere Marketing is further obligated to make payments to us up to a maximum of $1.6 million per year to the extent that we have a shortfall between our available cash and initial quarterly distributions to our common unitholders.

Cheniere Marketing continues to develop its business, lacks a credit rating and may also be limited by access to capital. In addition, Cheniere, which has guaranteed Cheniere Marketing's obligations under the VCRA, has a non-investment grade corporate rating of CCC+ from Standard and Poor's. Accordingly, we believe that Cheniere Marketing and Cheniere have a high risk of being financially unable to perform their obligations under the VCRA.

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with Sabine Pass LNG's other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG terminals and related infrastructure, which may include vessels, pipelines and LNG storage. As discussed below under “—Risks Relating to Our Business—We may be unable to commercially exploit the capacity at the Sabine Pass LNG terminal that we have reserved for our own account”, there are significant risks attendant to Cheniere Marketing's future ability to generate operating cash flow.

In order to generate needed amounts of cash, we may sell additional common units. Such sales could dilute our unitholders' proportionate indirect interests in our assets, business operations and proposed liquefaction and other projects, and could adversely affect the market price of our common units.
We have pursued and may pursue issuances and sales of additional common units. Such sales, in one or more transactions, could dilute our unitholders' proportionate indirect interests in our assets, business operations and proposed projects, including our proposed liquefaction project. In addition, such sales, or the anticipation of such sales, could adversely affect the market price of our common units.

Risks Relating to Our Business

Operation of the Sabine Pass LNG terminal involves significant risks.

As more fully discussed in these Risk Factors, the Sabine Pass LNG terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment or systems;

•	operational errors by vessel or tug operators or others;

•	operational errors by us or any contracted facility operator or others;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of the Sabine Pass LNG terminal, Sabine Pass LNG may need to purchase and process LNG. Sabine Pass LNG's third-party customers have the obligation to procure LNG if necessary for the Sabine Pass LNG terminal to maintain its cryogenic state. If they fail to do so, Sabine Pass LNG may need to procure such LNG.

Sabine Pass LNG needs to maintain the cryogenic readiness of the Sabine Pass LNG terminal. The two third-party customers of Sabine Pass LNG have the obligation to procure LNG to maintain the cryogenic readiness of the terminal. If a third-party customer procures the LNG, the other third-party customer and Sabine Pass LNG will reimburse the procuring customer for each of their allocable share of the LNG acquired to maintain the cryogenic readiness of the Sabine Pass LNG terminal. Should such third-party customers fail to procure the necessary LNG, Sabine Pass LNG has the right to procure the LNG. If Sabine Pass LNG is not able to obtain financing on acceptable terms, then it will need to maintain sufficient working capital for such a purchase until it receives reimbursement for the allocable costs of the LNG from its third-party customers and sells the regasified LNG. Sabine Pass LNG may bear the commodity price and other risks of purchasing LNG, holding it in its inventory for a period of time and selling the regasified LNG.

Sabine Pass LNG may be required to purchase natural gas to provide fuel at the Sabine Pass LNG terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Sabine Pass LNG's TUAs provide for an in-kind deduction of 2% of the LNG delivered to the Sabine Pass LNG terminal, which it uses primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that Sabine Pass LNG will have to purchase additional natural gas from third parties. Sabine Pass LNG will bear the cost and risk of changing prices for any such fuel.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at the Sabine Pass LNG terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the Sabine Pass LNG terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and we experienced damage at the Sabine Pass LNG terminal.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction of our proposed liquefaction facilities. If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations would be impacted.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the development, construction and operation of the Sabine Pass LNG terminal could impede operations and construction and could have a material adverse effect on us.

The operation of the Sabine Pass LNG terminal and the design, construction and operation of our proposed liquefaction facilities are highly regulated activities. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate the Sabine Pass LNG terminal and to construct and operate liquefaction facilities. Although we have obtained all of the necessary authorizations to operate the Sabine Pass LNG terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed.

We will require governmental approvals and authorizations to implement our proposed business strategy to construct and operate a liquefaction and LNG export facility at the Sabine Pass LNG terminal site. In particular, we will need authorization from the FERC to construct and operate our proposed liquefaction facilities. In addition, although we have received an order from the DOE permitting us to export natural gas to the FTA countries, we are seeking to expand the permit to allow export to non-FTA countries.

There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to enter into satisfactory commercial arrangements with third-party customers for bi-directional service at the Sabine Pass LNG terminal.

Our ability to obtain financing for our proposed liquefaction facilities is expected to be contingent upon, among other things, our ability to enter into sufficient long-term commercial agreements in advance of the commencement of construction. To date, we have not entered into any definitive third-party agreements for our proposed liquefaction facilities, and we may not be successful in negotiating such agreements.

The construction of our expansion project to add liquefaction capacity at the Sabine Pass LNG terminal will be subject to a number of development risks, which could cause cost overruns and delays or prevent completion of the project.

Key factors that may affect the timing of, and our ability to complete the expansion project at the Sabine Pass LNG terminal to add bi-directional service include, but are not limited to:

•
the issuance and/or continued availability of necessary permits, licenses and approvals from the FERC and the DOE, other governmental agencies and third parties as are required to construct and operate the expansion project;

•	the availability of sufficient financing on reasonable terms;

•
our ability to obtain satisfactory long-term agreements with customers for bi-directional service and for these customers to perform under those agreements during the terms thereof and to maintain their creditworthiness;

•
our ability to enter into a satisfactory agreement with an engineering, procurement, construction and other contractors and to maintain good relationships with these contractors in order to construct the liquefaction facilities, and the ability of those contractors to perform their obligations under the contracts and to maintain their creditworthiness;

•	our customers' ability to enter into satisfactory arrangements to provide or secure pipeline access required for bi-directional service;

•
unanticipated changes in domestic and international market demand for and supply of natural gas and LNG, which will depend, in part, on supplies of, and prices for, alternative energy sources and the discovery of new sources of natural resources;

•	competition with other domestic and international LNG terminals;

•	local and general economic conditions;

•	catastrophes, such as explosions, fires and product spills;

•	resistance in the local community to the expansion of the Sabine Pass LNG terminal;

•	labor disputes; and

•	weather conditions, such as hurricanes.

Delays in the construction of the Sabine Pass LNG expansion project beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the expansion project is constructed (which could cause further delays). Any delay in completion of the expansion project may also cause a delay in the receipt of revenues projected from the expansion project or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 17, 2011, Cheniere and its subsidiaries had 196 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner's executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner's ability to engage, and Cheniere's ability to attract and retain, additional qualified personnel.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Cheniere Investments has entered into a Variable Capacity Rights Agreement with Cheniere Marketing, under which Cheniere Marketing will be able to derive economic benefits to the extent it assists Cheniere Investments in commercializing Cheniere Investments' TUA with Sabine Pass LNG. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

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

We may not be successful in implementing our proposed business strategy to provide liquefaction services at the Sabine Pass LNG terminal.

Our proposed addition of liquefaction facilities and services at the Sabine Pass LNG terminal will require very significant financial resources, which may not be available on terms reasonably acceptable to us or at all. Cost overruns or delays could adversely affect permitting or construction of the liquefaction facilities. We also may not be able to obtain customer commitments to use the liquefaction services, without which we would not be able to finance the construction of liquefaction facilities. Even if successfully constructed, the liquefaction facilities would be subject to many of the same operating risks described herein with respect to the Sabine Pass LNG terminal. Accordingly, there are many risks associated with our proposed liquefaction facilities, and we may not be successful implementing our business strategy, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The operations of the Sabine Pass LNG terminal and our liquefaction project are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The operation of the Sabine Pass LNG terminal and our liquefaction project are subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of the Sabine Pass LNG terminal or damage to persons and property. In addition, operations at the Sabine Pass LNG terminal site and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of the Sabine Pass LNG terminal and liquefaction facilities and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of an LNG terminal or liquefaction facility, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the EPA. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere may have a material adverse effect on the ability of our customers (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at the Sabine Pass LNG terminal, this carbon tax may also be imposed on us directly.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We may be unable to commercially exploit the capacity at the Sabine Pass LNG terminal that we have reserved for our own account.

Our ability to utilize all of our 2.0 Bcf/d of LNG regasification capacity reserved at the Sabine Pass LNG terminal will depend upon whether we can successfully enter into TUAs for some or all of the reserved capacity, enter into term LNG purchase agreements for the reserved capacity, or purchase spot cargoes. We will encounter significant competition and may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned in our efforts to commercially exploit Cheniere Investments' reserved TUA regasification capacity. Our success will be significantly dependent upon the ability of us and Cheniere Marketing, on our behalf, to commercially exploit the TUA capacity that Cheniere Investments has reserved at the Sabine Pass LNG terminal, which is subject to substantial risks, including the following:

•
neither Cheniere Investments nor Cheniere Marketing has unconditional agreements or arrangements for any supplies of LNG or for the utilization of Cheniere Investments, reserved regasification capacity, and neither may be able to obtain such agreements or arrangements on economical terms, or at all;

•
neither Cheniere Investments nor Cheniere Marketing has unconditional commitments from customers for the purchase of the natural gas that they propose to sell from the Sabine Pass LNG terminal, and neither may be able to obtain commitments or other arrangements on economical terms, or at all;

•
in order to arrange for supplies of LNG, and for transportation, storage and sales of natural gas, Cheniere Investments will require significant credit support and funding, which we may not be able to obtain on terms that are acceptable to us, or at all; and

•
even if Cheniere Investments or Cheniere Marketing is able to arrange for and finance supplies and transportation of LNG to the Sabine Pass LNG terminal, and for transportation, storage and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas.

The business plans of both Cheniere Investments and Cheniere Marketing may also be limited by access to capital and Cheniere Marketing's and Cheniere Investments' lack of credit ratings. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing will be able to enter into commercial arrangements with third parties to commercially exploit all of the reserved regasification capacity at the Sabine Pass LNG terminal on commercially advantageous terms, or at all.

Any or all of these factors, as well as risk factors described elsewhere herein and other risk factors that we may not be able to anticipate, control or mitigate, could have a material adverse effect on our ability to commercially exploit Cheniere Investments' reserved regasification capacity at the Sabine Pass LNG terminal, which in turn could materially and adversely affect our business, results of operations, financial condition, prospects and liquidity.

Our use of hedging arrangements may adversely affect our future results of operations or liquidity.
To reduce our exposure to fluctuations in the price, volume and timing risk associated with the marketing of LNG and natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange (ICE) or NYMEX, or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

•	expected supply is less than the amount hedged;

•	the counterparty to the hedging contract defaults on its contractual obligations; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

Our hedging arrangements may also limit the benefit that we would receive from increases in the prices for natural gas. The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change.
Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect TUA customers and could materially and adversely affect our business, results of operations, financial condition and prospects.

The success of the regasification component of our business is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and recent discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and futures prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. If LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, our ability and the ability of existing and prospective third-party TUA customers to import LNG into North America on a profitable basis may be adversely affected.

Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors' LNG receiving terminals in the U.S.

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternative energy sources could adversely affect our ability to enter into additional TUAs with customers , which could inhibit our growth and cause us operating losses. Any significant impediment to the ability to import LNG into the United States generally or to the Sabine Pass LNG terminal specifically could have a material adverse effect on us, our customers and on our business, results of operations, financial condition and prospects.

The inability to import LNG into the U.S. may also limit the LNG assets being constructed and, therefore, our potential acquisition opportunities, which may limit our ability to increase distributions to our unitholders.

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the regasification component of our business and the performance of our customers and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The development of domestic LNG receiving terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of natural gas. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	relatively minor changes in the supply of, and demand for, natural gas in relevant markets;

•	political conditions in natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of demand for LNG and natural gas in relevant markets, including the effects of economic downturns or upturns;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

Adverse trends or developments affecting any of these factors could result in decreases in the price of natural gas, leading to reduced development of LNG projects worldwide. Such reductions could adversely affect the regasification component of our business and the performance of our customers and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Cyclical or other changes in the demand for LNG capacity may adversely affect our business and the performance of our customers and could reduce our operating revenues and may cause us operating losses.

The economics of the Sabine Pass LNG terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG terminal;

•	competitive liquefaction capacity in North America, which could divert natural gas from our proposed liquefaction facilities at the Sabine Pass LNG terminal;

•	insufficient or oversupply of LNG liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification or liquefaction services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These factors could materially and adversely affect our ability, and the ability of our current and prospective customers, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices, or at all. In addition, these factors may result in fewer LNG assets being constructed or available for acquisition by us at any given time and, therefore, limit our ability to increase distributions to unitholders.

Our business faces competition, including competing LNG terminals, from competitors with far greater resources.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market, including other proposed liquefaction facilities in North America. Competitors faced by our business in North America include major energy corporations. In addition, competitors have developed or reopened additional LNG terminals in Europe, Asia and other markets, which also compete with the Sabine Pass LNG terminal and our proposed liquefaction facilities. We may also face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export services at the Sabine Pass LNG terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to natural gas and LNG supplies than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against our LNG businesses, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Insufficient development of additional LNG liquefaction and regasification capacity worldwide could adversely affect our LNG businesses and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG facility, including our proposed expansion of the Sabine Pass LNG terminal to add bi-directional service, takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG facilities, including:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG facility or LNG vessel.

There may be shortages of LNG vessels worldwide, which could adversely affect our LNG businesses and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our LNG businesses and our customers because of:

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate the Sabine Pass LNG terminal, to construct and operate liquefaction facilities and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the Sabine Pass LNG terminal construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes' effects on the construction of the Sabine Pass LNG terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue in 2011 will be dependent upon one facility: the Sabine Pass LNG terminal in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, or in the LNG industry, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist or military incident may result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at the Sabine Pass LNG terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our TUA customers including their ability to satisfy their obligations to us under their TUAs.

If we do not make acquisitions or implement capital expansion projects on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited.

Our ability to grow depends on our ability to make accretive acquisitions or implement accretive capital expansion projects, such as our proposed liquefaction facilities. We may be unable to make accretive acquisitions or implement accretive capital expansion projects for any of the following reasons:

•	we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	we are unable to identify attractive capital expansion projects or negotiate acceptable engineering procurement and construction arrangements for them;

•	we are unable to obtain necessary governmental approvals;

•	we are unable to obtain financing for the acquisitions or capital expansion projects on economically acceptable terms, or at all;

•	we are unable to secure adequate customer commitments to use the acquired or expansion facilities; or

•	we are outbid by competitors.

If we are unable to make accretive acquisitions or implement accretive capital expansion projects, then our future growth and ability to increase distributions to our unitholders will be limited.

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

If we make acquisitions, they could adversely affect our business and ability to make distributions to our unitholders.

If we make any acquisitions, they will involve potential risks, including:

•	an inability to integrate successfully the businesses that we acquire with our existing business;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the cash generated, or to be generated, by the business acquired or the overall costs of equity or debt;

•	the diversion of management's and employees' attention from other business concerns; and

•	unforeseen difficulties encountered in operating new business segments or in new geographic areas.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, if we issue additional units in connection with future growth, our existing unitholders' interest in us will be diluted, and distributions to our unitholders may be reduced.

Risks Relating to Our Cash Distributions

We will need to refinance, extend or otherwise satisfy our substantial indebtedness, and principal amortization or other terms of our future indebtedness could limit our ability to pay or increase distributions to our unitholders.

We will need to refinance, extend or otherwise satisfy $550 million of Senior Notes that mature in 2013 and $1,666.0 million of Senior Notes that mature in 2016. We are not generally required to make principal payments on the Senior Notes prior to maturity. Our ability to refinance, extend or otherwise satisfy the Senior Notes, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend among other things on our then contracted or otherwise anticipated future cash flows available for debt service. Our TUAs with Total and Chevron, which provide substantially all of our current operating cash flows, will expire in 2029 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness.

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

•	outstanding principal on the Senior Notes then due and payable has been paid;

•	taxes payable by Sabine Pass LNG or the guarantors of the Senior Notes and permitted payments in respect of taxes have been paid; and

•	the debt service reserve account has on deposit the amount required to make the next interest payment on the Senior Notes.

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

•	a final money judgment or decree (not covered by insurance) in excess of $25.0 million is not discharged or stayed within 60 days following entry;

•	a failure of any material representation or warranty in the security documents entered into in connection with the indenture to be correct;

•	the Sabine Pass LNG terminal project is abandoned; or

•	certain events of bankruptcy or insolvency.

Sabine Pass LNG's inability to pay distributions to us or to incur additional indebtedness as a result of the foregoing restrictions in the Sabine Pass Indenture may inhibit our ability to pay or increase distributions to our unitholders.

The fixed charge coverage ratio test contained in the Sabine Pass Indenture could prevent Sabine Pass LNG from making cash distributions to us. As a result, we may be prevented from making distributions to our unitholders, which could materially and adversely affect the market price of our common units.

Sabine Pass LNG is not permitted to make cash distributions to us if its consolidated cash flow is not at least twice its fixed charges, calculated as required in the Sabine Pass Indenture. In order to satisfy this fixed charge coverage ratio test, we estimate that Sabine Pass LNG's consolidated cash flow, as defined in the Sabine Pass Indenture, must be greater than approximately $375 million. Thus, TUA payments from Cheniere Investments are needed in addition to the TUA payments from Chevron and Total. As discussed above under “-Risks Relating to Our Business-We may be unable to commercially exploit the capacity at the Sabine Pass LNG terminal that we have reserved for our own account,” Cheniere Investments has not commercialized its reserved regasification capacity and may have difficulty making its TUA payments.

Our ability to pay cash distributions on our units could be limited if Cheniere Marketing fails to make payments to Cheniere Investments under the VCRA, if Cheniere Investments fails to make payments to Sabine Pass LNG under its TUA, or if Sabine Pass LNG fails to make cash distributions.

Under the VCRA, Cheniere Marketing is required to pay us for taxes and new regulatory costs incurred under the Cheniere Investments TUA. Cheniere Marketing is also required to use commercially reasonable efforts to commercialize Cheniere Investments' TUA to the extent that neither Cheniere Marketing nor Cheniere Investments is obligated to the contrary under any other agreements. Cheniere Marketing is further obligated to make payments to us to the extent that we have a shortfall between our available cash and initial quarterly distributions to our common unitholders.

In addition, even if Sabine Pass LNG receives the contracted payments under the Cheniere Investments TUA, the fixed charge coverage test will not be satisfied if those payments do not constitute revenues under U.S. generally accepted accounting principles, or GAAP, as then in effect and as provided in the Sabine Pass Indenture. Because the Cheniere Investments TUA is an agreement between related parties, payments under the Cheniere Investments TUA may not constitute revenues under GAAP as currently in effect if Cheniere Investments is determined to lack economic substance apart from Sabine Pass LNG. We believe Cheniere Investments could be determined to lack economic substance apart from Sabine Pass LNG if, for example, Cheniere Investments has no substantive business and is not pursuing, and has no prospect of developing, any substantive business apart from its TUA with Sabine Pass LNG.

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

We will pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which will reduce our cash available for distribution to our unitholders. These fees and expenses are payable as follows:

•
under a services agreement, we pay an affiliate of Cheniere a variable administrative fee for general and administrative services for our benefit not to exceed $2.5 million per quarter (indexed for inflation). This fee does not include reimbursements by us of direct expenses that the affiliate incurs on our behalf, such as salaries of operational personnel performing services on-site at the Sabine Pass LNG terminal and the cost of their employee benefits, including 401(k) plan, pension and health insurance benefits;

•
under an operation and maintenance agreement with an affiliate of Cheniere, Sabine Pass LNG pays a fixed monthly fee of $130,000 (indexed for inflation) and reimburses our general partner for its operating expenses, which consist primarily of labor expenses. Cheniere's affiliate, under certain circumstances, will be entitled to a bonus equal to 50% of the salary component of labor costs;

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

As a result of the assignment of the Cheniere Marketing TUA to Cheniere Investments in June 2010, our available cash for distributions was reduced. Therefore, we did not pay any distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010.  We may not have sufficient cash available for distributions on our subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay the initial quarterly distribution on our common units in full or at all.

We may not be able to maintain or increase the distributions on our common units unless we are able to commercialize the Cheniere Investments TUA, make accretive acquisitions or implement accretive capital expansion projects, which may require us to obtain one or more sources of funding.

We may not successfully commercialize the Cheniere Investments TUA and we may not be able to make accretive acquisitions or implement accretive capital expansion projects, including the proposed liquefaction facilities, that would result in sufficient cash flow to fully pay distributions to the subordinated unitholders and allow us to increase common unit holder distributions. To fund acquisitions or capital expansion projects, we will need to pursue a variety of sources of funding, including debt and/or equity financings. Our ability to obtain these or other types of financing will depend, in part, on factors beyond our control, such as our ability to obtain commitments from users of the facilities to be acquired or constructed, the status of various debt and equity markets at the time financing is sought and such markets' view of our industry and prospects at such time. Any restrictive lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain such financing at all. Accordingly, we may not be able to obtain financing for acquisitions or capital expansion projects on terms that are acceptable to us, if at all.

Agreements with counterparties outside the United States could expose us to political, governmental and economic instability and effects of foreign currency exchange fluctuations on our counterparties.

Agreements with counterparties outside the United States could cause us to be affected by economic, political and governmental conditions in the countries where those counterparties are located. Any disruption caused by these factors could harm our business. Risks associated with agreements with counterparties located outside the United States include the risks of:

•currency fluctuations affecting our counterparties;
•war;
•expropriation or nationalization of assets of our counterparties;
•renegotiation or nullification of existing contracts;
•changing political conditions;
•changing laws and policies affecting trade, taxation and investment;
•multiple taxation due to different tax structures; and

•	the general hazards associated with the assertion of sovereignty over certain areas in which our counterparties' operations are conducted.

Risks Relating to an Investment in Us and Our Common Units

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of us and our unitholders.

Cheniere controls our general partner, which has sole responsibility for conducting our business and managing our operations. Some of our general partner's directors are also directors of Cheniere, and certain of our general partner's officers are officers of Cheniere. Therefore, conflicts of interest may arise between Cheniere and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Cheniere to pursue a business strategy that favors us. Cheniere's directors and officers have a fiduciary duty to make these decisions in favor of the owners of Cheniere, which may be contrary to our interests:

•
our general partner controls the interpretation and enforcement of contractual obligations between us, on the one hand, and Cheniere, on the other hand, including provisions governing administrative services and acquisitions;

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

•
Cheniere is not limited in its ability to compete with us. Please read “-Cheniere is not restricted from competing with us and is free to develop, operate and dispose of, and is currently developing, LNG terminals, pipelines and other assets without any obligation to offer us the opportunity to develop or acquire those assets”;

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

We expect that there will be additional agreements or arrangements with Cheniere and its affiliates, including future interconnection, natural gas balancing and storage agreements with one or more Cheniere-affiliated natural gas pipelines, services agreements, as well as other agreements and arrangements that cannot now be anticipated. In those circumstances where additional contracts with Cheniere and its affiliates may be necessary or desirable, additional conflicts of interest will be involved.

Cheniere is not restricted from competing with us and is free to develop, operate and dispose of, and is currently developing, LNG terminals, pipelines and other assets without any obligation to offer us the opportunity to develop or acquire those assets.

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its proposed Corpus Christi or Creole Trail LNG terminals, its proposed pipelines or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, and they may take advantage of such opportunities themselves. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by Holdings. As a result, the price at which the common units will trade could be diminished because of the absence or reduction of a control premium in the trading price.

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

Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of poor management of the business, so the removal of the general partner because of the unitholder's dissatisfaction with our general partner's performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

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

At any time during the subordination period, with the approval of the conflicts committee of the board of directors of our general partner, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. After the subordination period, we may issue an unlimited number of limited partner interests of any type without limitation of any kind. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders' proportionate ownership interest in us will decrease;

•	the amount of cash available per unit to pay distributions may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk will increase that a shortfall in the payment of the initial quarterly distributions will be borne by our common unitholders;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

The price of our common units may fluctuate significantly, and our unitholders could lose all or part of their investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial or other estimates by analysts;

•	future sales of our common units; and

•	other factors described in these “Risk Factors.”

Affiliates of our general partner may sell common units or subordinated units, which sales could have an adverse impact on the trading price of the common units.

Sales by us or any of our affiliated unitholders of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Affiliates of Cheniere own 10,891,357 common units and 135,383,831 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. Any sales of these units could have an adverse impact on the price of the common units.

Risks Relating to Tax Matters

Our tax treatment depends on our status as a partnership for federal income tax purposes. If we were treated as a corporation for federal income tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this matter.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we will be required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of our gross income apportioned to Texas, if any, in the prior year. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units.  For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code.  It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us.  Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively.  Although the most recently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred.  The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method.  Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued. Moreover, the proposed regulations did not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A change in tax treatment of our partnership, or a successful IRS contest of the federal income tax positions that we take, may adversely impact the market for our common units, and the costs of any contest will be borne by our unitholders and our general partner.

The IRS may adopt positions that differ from the positions that we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions that we take. A court may not agree with some or all of the positions that we take. Any contest with the IRS may adversely impact the taxable income reported to our unitholders and the income taxes they are required to pay. As a result, any such contest with the IRS may materially and adversely impact the market for our common units and the price at which our common units trade. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees, will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

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

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income a unitholder is allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to our unitholders. In addition, because the amount realized may include a unitholder's share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

Non-U.S. investors who own common units will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Distributions to non-U.S. investors will generally be reduced by withholding taxes at the highest applicable effective tax rate (currently 35%) whether or not we have taxable income. The IRS has taken the position that a non-U.S. investor's gain on the sale of common units is subject to United States federal income tax.

We will treat each holder of our common units as having the same tax benefits without regard to the actual common units held. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we adopt depreciation and amortization positions that may not conform with all aspects of applicable Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a common unitholder. It also could affect the timing of these tax benefits or the amount of gain from a sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the common unitholders' tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements as a result of an investment in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholder does not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Furthermore, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own property or conduct business in additional states or foreign countries that impose a personal tax or an entity level tax. It is the responsibility of our unitholders to file all United States federal, state and local tax returns.

The sale or exchange of 50% or more of the total interest in our capital and profits during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year. Our technical termination could also result in a deferral of depreciation deductions allowable in computing our taxable income.

In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than 12 months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. Our technical termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership, we would be required to make new tax elections and we could be subject to penalties if we are unable to determine that a technical termination occurred.

The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the technical termination occurs.

We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE Amex Equities under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low daily closing sales prices per common unit, as reported by the NYSE Amex Equities, and cash distributions to common unitholders for the period indicated.

	High	Low	Cash Distributions Per Common Unit (1)	Cash Distributions Per Subordinated Unit (2)
Three Months Ended
March 31, 2010	$16.38	$13.28	$0.425	$0.425
June 30, 2010	19.10	14.14	0.425	—
September 30, 2010	19.09	16.16	0.425	—
December 31, 2010	21.31	18.69	0.425	—

Three Months Ended
March 31, 2009	7.10	4.32	0.425	0.425
June 30, 2009	7.99	6.03	0.425	0.425
September 30, 2009	9.95	6.95	0.425	0.425
December 31, 2009	13.30	9.27	0.425	0.425

(1)	We also paid cash distributions to our general partner with respect to its 2% general partner interest.

(2)
As a result of the assignment of Cheniere Marketing's TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we did not pay any distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010.

A distribution for the quarter ended December 31, 2010 of $0.425 per common unit was paid on February 14, 2011. In addition, we paid cash distributions to our general partner with respect to its 2% general partner interest.

As of February 21, 2011, we had 26,421,023 common units outstanding held by approximately 11 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Sabine Pass Indenture described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may prohibit Sabine Pass LNG from making cash distributions to us under certain circumstances, which could limit our ability to make distributions.

Upon the closing of our initial public offering, Cheniere received 135,383,831 subordinated units. Below is a description of our cash distribution policy regarding common and subordinated units.

 Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere Subsidiary Holdings, LLC owns all of the 135,383,831 subordinated units, representing 83.7% of the limited partner interests in us. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

As a result of the assignment of Cheniere Marketing's TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we did not pay any distributions on our subordinated units with respect to the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010.

Definition of Subordination Period

The subordination period will extend until the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the initial quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

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

Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and general partner unit equaled or exceeded $2.55 (150% of the annualized initial quarterly distribution) for the four-quarter period immediately preceding that date;

•
the “adjusted operating surplus” (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $2.55 (150% of the annualized initial quarterly distribution) on all of the outstanding common units, subordinated units and general partner units on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.

Definition of Adjusted Operating Surplus

We define adjusted operating surplus in our partnership agreement, and for any period, it generally means:

•	operating surplus generated with respect to that period (other than amounts released from the distribution reserve); less

•	any net increase in working capital borrowings with respect to that period; less

•	any net reduction in cash reserves for operating expenditures with respect to that period not relating to an operating expenditure made with respect to that period; plus

•	any net decrease in working capital borrowings with respect to that period; plus

•	any net increase in cash reserves for operating expenditures with respect to that period required by any debt instrument for the repayment of principal, interest or premium.
Adjusted operating surplus is intended to reflect the cash generated from operations during a particular period and therefore excludes the $30 million operating surplus “basket,” net increases in working capital borrowings, net drawdowns of reserves of cash generated in prior periods and amounts held in the distribution reserve or amounts released therefrom to pay distributions.

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

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest Distributions
		Common and Subordinated Unitholders	General Partner
Initial quarterly distribution	0.425	98%	2%
First Target Distribution	Above $0.425 up to $0.489	98%	2%
Second Target Distribution	Above $0.489 up to $0.531	85%	15%
Third Target Distribution	Above $0.531 up to $0.638	75%	25%
Thereafter	Above $0.638	50%	50%

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected financial data of our combined predecessor entities for the periods and at the dates indicated. Our combined predecessor entities refer to us and our wholly owned subsidiaries, including Sabine Pass LNG.

The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Cheniere Energy Partners, L.P.				Combined Predecessor Entities
	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Statement of Operations Data:
Revenues (including transactions with affiliates)	$399,282	$416,790	$15,000	$—	$—
Expenses (including transactions with affiliates)	118,485	88,870	32,141	12,516	10,277
Income (loss) from operations	280,797	327,920	(17,141)	(12,516)	(10,277)
Other income (expense) (1)	(173,229)	(141,008)	(61,203)	(36,436)	(50,495)
Net income (loss)	107,568	186,912	(78,344)	(48,952)	(60,772)

Cash Flow Data:
Cash flows provided by (used in) operating activities	104,137	234,311	(1,156)	(640)	(27,912)
Cash flows provided by (used in) investing activities	(5,076)	92,146	(560)	(74,776)	(1,544,408)
Cash flows provided by (used in) financing activities	(163,254)	(208,922)	1,710	75,422	1,572,222

	Cheniere Energy Partners, L.P.				Combined Predecessor Entities
	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$53,349	$117,542	$7	$13	$7
Restricted cash and cash equivalents (current)	13,732	13,732	235,985	191,179	176,324
Non-current restricted cash and cash equivalents	82,394	82,394	137,984	453,843	982,613
Non-current restricted U.S. Treasury securities	—	—	20,829	63,923	—
Property, plant and equipment, net	1,550,465	1,588,557	1,517,507	1,127,289	651,676
Total assets	1,743,492	1,859,473	1,978,835	1,904,978	1,858,114
Long-term debt	2,187,724	2,110,101	2,107,673	2,032,000	2,032,000
Long-term debt—related party	—	72,928	70,661	—	—
Long-term debt—affiliate	—	—	2,372	645	—
Deferred revenue (long-term)	29,500	33,500	37,500	40,000	40,000
Deferred revenue—affiliate (long-term)	9,813	7,360	4,971	2,583	—

(1)
The year ended December 31, 2006 includes a $23.8 million loss related to the extinguishment of debt issuance costs and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of a Sabine Pass credit facility in November 2006.

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

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel.

Following the achievement of commercial operability of the Sabine Pass LNG terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, under its Terminal Use Agreement ("TUA"). In December 2008, Cheniere Marketing began paying Sabine Pass LNG its monthly capacity reservation fee payment on a quarterly basis. Sabine Pass LNG also began receiving monthly capacity reservation fee payments from Total Gas and Power North America, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively.

In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC (“Cheniere Investments”), our wholly owned subsidiary, effective July 1, 2010. Concurrently, Cheniere Investments entered into a Variable Capacity Rights Agreement (“VCRA”), described below, with Cheniere Marketing in order for Cheniere Investments to monetize its TUA capacity at the Sabine Pass LNG terminal in exchange for compensation based upon the profitability of each transaction undertaken by Cheniere Marketing.

LNG Terminal Business

The Sabine Pass LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day (“Bcf/d”) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of the Sabine Pass LNG terminal commenced in March 2005. We achieved full operability during the third quarter of 2009 with total sendout capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate storage capacity of approximately 16.9 Bcf.

Overview of Significant 2010 Events

In 2010, we maintained commercial operability of the Sabine Pass LNG terminal and continued to execute our strategy to generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs. The major events of 2010 include the following:

•
In June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG terminal, which would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG.

•
In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Investments, effective July 1, 2010, and concurrently entered into the VCRA with Cheniere Investments. Under the terms of the VCRA, Cheniere Marketing was contracted by Cheniere Investments to monetize the regasification capacity at the Sabine Pass LNG terminal on its behalf in exchange for compensation based upon the profitability of each transaction undertaken by Cheniere Marketing.

•
In September 2010, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction"), our wholly owned subsidiary, received approval from the U.S. Department of Energy ("DOE") to export 16.0 mtpa of LNG produced from domestic natural gas for over thirty years starting not later than September 2020. This license authorizes Sabine Liquefaction to export LNG to purchasers in countries which have a Free Trade Agreement ("FTA") with the U.S. A second application was filed with the DOE requesting to expand the permit for a 20-year period and to allow export to countries with which the U.S. does not have an FTA.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2010, we had $53.3 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Investments (or us, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total and Chevron TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the “Sabine Pass Indenture”) before being able to make distributions to us, which will require that Sabine Pass LNG receive substantial revenues in addition to payments made under its Total Gas and Power North America, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) TUAs. If Sabine Pass LNG is unable to make distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with the liquefaction project.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under three 20-year, firm commitment TUAs.  2.0 Bcf/d is contracted with unaffiliated third parties and 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at the Sabine Pass LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

Concurrent with the TUA assignment, Cheniere Investments entered into a VCRA with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, or (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to Cheniere Partners having specified levels of cash reserved for distribution to its common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. Cheniere Marketing continues to develop its business, lacks a credit rating and may be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

Liquefaction Project

In June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four LNG Trains, each with a nominal production capacity of approximately 4.0 mtpa. We anticipate LNG export from the Sabine Pass LNG terminal could commence as early as 2015, and may be constructed in phases, with each LNG Train commencing operations approximately six to nine months after the previous LNG Train.

We intend for Sabine Pass Liquefaction, LLC ("Sabine Liquefaction"), our wholly owned subsidiary, to enter into long-term, fixed-fee contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) of bi-directional LNG processing capacity per LNG Train, for a fee between $1.40 and $1.75 per MMBtu, before reaching a final investment decision regarding the development of the LNG Trains. As of February 25, 2011, Sabine Liquefaction had entered into eight non-binding memoranda of understanding (“MOU”) with potential customers for the proposed bi-directional facility representing a total of up to 9.8 mtpa of capacity. Each MOU is subject to negotiation and execution of definitive agreements and certain other customary conditions and does not represent a final and binding agreement with respect to its subject matter. We are negotiating definitive agreements with these and other potential customers.

In August 2010, Sabine Liquefaction received approval from the FERC to begin the pre-filing process required to seek authorization to commence construction of the liquefaction project. In January 2011, the pre-filing period was completed and therefore Sabine Liquefaction submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In September 2010, the DOE granted Sabine Liquefaction an order authorizing Sabine Liquefaction to export up to 16 mtpa (approximately 800 Bcf per year) of domestically produced LNG from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020. In September 2010, Sabine Liquefaction filed a second application requesting expansion of the order to include countries with which the U.S. does not have an FTA.

Sabine Liquefaction has engaged Bechtel to complete front-end engineering and design work and to negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $400 per metric ton, before financing costs. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking (SG CIB) for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

We will contemplate making a final investment decision to commence construction of the liquefaction project upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization to construct and operate the liquefaction assets and obtaining adequate financing.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Year Ended December 31,
	2010	2009	2008
Sources of cash and cash equivalents
Use of restricted cash and cash equivalents	$—	$298,673	$426,592
Operating cash flow	104,137	234,311	—
Proceeds from issuance of debt	—	—	144,965
Borrowings under long-term note—affiliate	—	114	1,708
Affiliate payable	—	—	1
Total sources of cash and cash equivalents	104,137	533,098	573,266

Uses of cash and cash equivalents
LNG terminal construction-in-process, net	(4,955)	(96,918)	(402,955)
Distributions to owners	(163,249)	(280,675)	(45,824)
Advances under long-term contracts	(121)	(601)	(14,274)
Repayment of long-term note—affiliate	—	(2,467)	—
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	—	(9,923)
Debt issuance costs	—	(23)	(4,837)
Operating cash flow	—	—	(1,156)
Special rights adjustment	—	(34,879)	—
Investments in restricted cash and cash equivalents	—	—	(94,303)
Other	(5)	—	—
Total uses of cash and cash equivalents	(168,330)	(415,563)	(573,272)

Net increase (decrease) in cash and cash equivalents	(64,193)	117,535	(6)
Cash and cash equivalents—beginning of year	117,542	7	13
Cash and cah equivalents—end of year	$53,349	$117,542	$7

Use of restricted cash and cash equivalents

In 2010, 2009 and 2008, zero, $298.7 million and $426.6 million of restricted cash and cash equivalents, respectively, were primarily used to pay for construction activities at the Sabine Pass LNG terminal.  Under the Sabine Pass Indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes (described below) was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents. The decreased use of restricted cash and cash equivalents in 2009 and 2010 primarily resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at the Sabine Pass LNG terminal in September 2008, and the substantial completion of the Sabine Pass LNG terminal’s construction activities during the third quarter 2009.

Operating cash flow

Operating cash flow decreased $130.2 million from 2009 to 2010. The decrease in operating cash flow primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that resulted in the TUA payments being made by Cheniere Investments, our wholly owned subsidiary, instead of being received from Cheniere Marketing. As a result, instead of receiving $250.2 million from Cheniere Marketing TUA payments in 2009, we received only $62.8 million from Cheniere Marketing TUA payments in 2010, resulting in a cash flow decrease of $187.4 million. This operating cash flow decrease was partially offset by obtaining a full year of TUA reservation fee payments from Total and Chevron in 2010, which resulted in $74.7 million of increased operating cash flow. The remaining $17.5 million decrease in operating cash flow resulted primarily from timing in operating and maintenance payments and increased development costs associated with the proposed liquefaction project.

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

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million in 2008. The $145.0 million in borrowings during 2008 related to the additional issuance of 2016 Notes, net of discount.

Proceeds from issuance of common units

Proceeds from issuance of common units of $98.4 million relate to the 2007 issuance of 5.1 million of our common units at an initial public offering price of $21.00 per common unit, net of underwriting discounts and commissions of $7.2 million and a structuring fee of $0.5 million. We used all of the net proceeds we received to purchase U.S. Treasury securities to fund a distribution reserve for payment of the initial quarterly distributions through distributions made with respect to the quarter ended June 30, 2009.

LNG terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG terminal were $5.0 million, $96.9 million and $403.0 million in 2010, 2009 and 2008, respectively. Our capital expenditures decreased in 2010 and 2009 as a result of the substantial completion of the construction of the Sabine Pass LNG terminal in the third quarter of 2009.  Our capital expenditures decreased in 2008 as a result of the winding down and completion of construction of the initial phases of the Sabine Pass LNG terminal.

Distributions to owners

We made $163.2 million and $280.7 million of distributions to our common and subordinated unitholders and to our general partner in 2010 and 2009, respectively.  We made $45.8 million of distributions to common unitholders and to our general partner in 2008. The decreased distributions to owners in 2010 compared to 2009 is a result of the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that decreased our available cash in excess of the common unit and general partner distributions. As a result, we have not paid any distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. The increased distributions to owners in 2009 compared to 2008 is a result of Sabine Pass LNG receiving a full year of capacity reservation fee payments from Cheniere Marketing, and beginning to receive capacity reservation fee payments from Total and Chevron in 2009.

Advances under long-term contracts

Sabine Pass LNG entered into certain contracts and purchase agreements related to the construction of the Sabine Pass LNG terminal that required Sabine Pass LNG to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.  Advances under long-term contracts were $0.1 million, $0.6 million and $14.3 million in 2010, 2009 and 2008, respectively. The decrease in 2010 and 2009 compared to 2008 resulted from substantially completing construction of the Sabine Pass LNG terminal in the third quarter of 2009. During 2009, the Sabine Pass LNG terminal received equipment that it had previously advanced payment for under long-term contracts.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG terminal construction-in-process.

Special rights adjustment

In August 2009, we determined that we would not need the remaining balance in the distribution reserve account ("Distribution Reserve Account") to make distributions because we had adequate available cash from Sabine Pass LNG. We, therefore, distributed the remaining balance of $34.9 million in the Distribution Reserve Account to Cheniere pursuant to the terms of our partnership agreement.

Investments in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $94.3 million in 2008. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The 2008 investments in restricted cash and cash equivalents were related to borrowings that were contractually restricted to be used in the construction of the Sabine Pass LNG terminal, interest payments on the Senior Notes and establishment of a distribution reserve account pursuant to our partnership agreement.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the year ended December 31, 2010:

			Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common and General Partner Units	Subordinated Units
February 12, 2010	October 1 – December 31, 2009	$0.425	$12,630	$57,538
May 14, 2010	January 1 – March 31, 2010	0.425	12,630	57,538
August 13, 2010	April 1 – June 30, 2010	0.425	11,456	—
November 12, 2010	July 1, 2009 – September 30, 2010	0.425	11,456	—

Pursuant to our partnership agreement, all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter ending on or after June 30, 2010, when certain conditions that are defined in our partnership agreement are met.

Prior to the TUA assignment from Cheniere Marketing to Cheniere Investments, we had been using cash paid under the Cheniere Marketing TUA to make distributions to Cheniere on our subordinated units held by Cheniere.  As a result of the assignment of Cheniere Marketing's TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we did not pay any distributions on our subordinated units with respect to the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010. The subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distributions requirement for our common unitholders and general partner along with certain reserves.  Such available cash could be generated through new business development or fees received from Cheniere Marketing under the VCRA. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development and is no longer expected to occur as early as previously estimated.

Debt Agreements

Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,665.5 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the year ended December 31, 2010, Sabine Pass LNG made distributions of $374.8 million to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the 2010, 2009 and 2008, we paid an aggregate of $15.9 million, $18.5 million and $5.2 million, respectively, under the following service agreements.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. For further description of the O&M Agreement, see Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement ("MSA") with its general partner, which is our wholly owned subsidiary, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the MSA to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation). For further description of the MSA, see Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

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

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals' ability to, among other things, manage our and Sabine Pass LNG's operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Cheniere Investments and develop new projects through either internal development or acquisition to increase cash flow. For further description of the Cheniere Partners services agreement, see Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2010 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Operating lease obligations (1) (2)	$267,346	$8,988	$17,836	$17,836	$222,686
Long-term debt (excluding interest) (3)	2,215,500	—	550,000	—	1,665,500
Service contracts:
Affiliate O&M Agreement (4)	22,100	1,560	3,120	3,120	14,300
Affiliate Sabine Pass LNG MSA (4)	88,400	6,240	12,480	12,480	57,200
Affiliate services agreement (4)	180,000	10,000	20,000	20,000	130,000
Construction and purchase obligations (4)	3,168	3,084	84	—	—
Cooperative endeavor agreements (4)	14,720	2,453	4,907	4,907	2,453
Other obligation (5)	1,500	750	750	—	—
Total	$2,792,734	$33,075	$609,177	$58,343	$2,092,139

(1)	A discussion of these obligations can be found in Note 13—“Leases” of our Consolidated Financial Statements.

(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $123.0 million due in the future under non-cancelable tug boat subleases.

(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2010, our cash payments for interest would be $164.8 million in 2011, $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014, $124.9 million in 2015 and $114.5 million for the remaining years for a total of $855.4 million.  See Note 10—“Long-Term Debt (including related party)" of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 12—“Related Party Transactions” of our Consolidated Financial Statements.

(5)	Other obligation consists of LNG terminal security services.

Results of Operations

Overall Operations

2010 vs. 2009

Our consolidated net income decreased $79.3 million, from $186.9 million in 2009 to $107.6 million in 2010. This $79.3 million decrease in net income in 2010 primarily resulted from the TUA assignment from Cheniere Marketing to Investments effective July 1, 2010. Beginning July 1, 2010, our revenues-affiliate reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenue earned by Sabine Pass LNG from Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income was a result of increases in interest expense, depreciation expense, operating expense and development expense related to our proposed liquefaction project.

2009 vs. 2008

Our consolidated net income increased $265.2 million, from a $78.3 million net loss in 2008 to net income of $186.9 million in 2009. This $265.2 million increase in net income in 2009 resulted from the commencement of revenues under the Cheniere Marketing TUA beginning on October 1, 2008, the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Revenues (including Affiliate Revenues)

2010 vs. 2009

Total revenues decreased $17.5 million, from $416.8 million in 2009 to $399.3 million in 2010. This decrease primarily resulted from a decrease in affiliate revenues resulting from the TUA assignment from Cheniere Marketing to Investments as discussed above, partially offset by an increase in revenues resulting from the commencement of services under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

2009 vs. 2008

Our revenues increased $163.9 million, from zero in 2008 to $163.9 million in 2009.  This $163.9 million increase primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009. Our revenues-affiliate increased $237.9 million, from $15.0 million in 2008 to $252.9 million in 2009. Cheniere Marketing is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028. Following the achievement of commercial operability of the Sabine Pass LNG terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008.

Interest Expense, net

2010 vs. 2009

Interest expense, net of amounts capitalized, increased $26.8 million, from $147.2 million in 2009 to $174.0 million in 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

2009 vs. 2008

Interest expense, net of amounts capitalized, increased $67.3 million, from $79.9 million in 2008 to $147.2 million in 2009. This increase in interest expense, net of amount capitalized, primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in 2009 compared to 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal into service in September 2008 and the substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal, with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity, in the third quarter of 2009.

Depreciation Expense

2010 vs. 2009

Depreciation expense increased $9.6 million, from $32.7 million in 2009 to $42.3 million in 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009.

2009 vs. 2008

Depreciation expense increased $24.7 million, from $8.0 million in 2008 to $32.7 million in 2009. This $24.7 million increase in depreciation expense was primarily related to beginning depreciation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal that was placed into service in the third quarter of 2008. In addition, depreciation expense increased in 2009 as a result of the substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009 as described above.

Operating and Maintenance Expense (including Affiliate Expense)

2010 vs. 2009

Operating and maintenance expense (including affiliate expense) increased $6.7 million, from $32.5 million in 2009 to $39.2 million in 2010. This increase primarily resulted from increased tug service costs and increased fuel costs associated with the full operability of the Sabine Pass LNG terminal during the entire year of 2010, as compared to only a portion of 2009.

2009 vs. 2008

Operating and maintenance expense (including affiliate expense) increased $21.0 million, from $11.5 million in 2008 to $32.5 million in 2009. This $21.0 million increase resulted from the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal in the third quarter of 2008 and the substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009 as described above.

Development Expense (including Affiliate Expense)

Development expense (including affiliate expense) increased $10.5 million, from zero in 2009 to $10.5 million in 2010. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG receiving terminal.

General and Administrative Expense (including Affiliate Expense)

2009 vs. 2008

General and administrative expense (including affiliate expense) increased $13.3 million, from $10.3 million in 2008 to $23.6 million in 2009. This increase primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009 and due to the commencement of the services agreement with Cheniere Terminals on January 1, 2009.

Interest Income

2009 vs. 2008

Interest income decreased $12.9 million, from $13.8 million in 2008 to $0.9 million in 2009. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2009 compared to 2008.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred.

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer’s account at the Sabine Pass LNG terminal is recognized as revenue as Sabine Pass LNG performs the services set forth in each customer’s TUA.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the consolidated balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

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

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report. (See Note 7—“Financial Instruments” of our Notes to Consolidated Financial Statements for our fair value measurement disclosures.)

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

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Cheniere Partners’ independent auditors, Ernst & Young LLP, have issued an audit report on Cheniere Partners’ internal control over financial reporting.

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

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' and owners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy Partners, L.P. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited Cheniere Energy Partners, L. P. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cheniere Energy Partners, L.P. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cheniere Energy Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' and owners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
March 2, 2011

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$53,349	$117,542
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	1,378	5,037
Accounts receivable—affiliate	712	3,586
Advances to affiliate	3,543	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	1,212	1,521
Prepaid expenses and other	4,727	4,836
Total current assets	78,653	152,931

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,550,465	1,588,557
Debt issuance costs, net	22,004	26,953
Other	9,976	8,638
Total assets	$1,743,492	$1,859,473
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$1,072	$39
Accounts payable—affiliate	—	306
Accrued liabilities	17,848	22,181
Accrued liabilities—affiliate	5,949	3,095
Deferred revenue	26,592	26,456
Deferred revenue—affiliate	673	63,507
Total current liabilities	52,134	115,584

Long-term debt, net of discount	2,187,724	2,110,101
Long-term debt—related party, net of discount	—	72,928
Deferred revenue	29,500	33,500
Deferred revenue—affiliate	9,813	7,360
Other non-current liabilities	329	327

Commitments and contingencies	—	—

Partners' deficit
Common unitholders (26,416,357 units issued and outstanding at December 31, 2010 and 2009)	(69,191)	(41,494)
Subordinated unitholders (135,383,831 units issued and outstanding at December 31, 2010 and 2009)	(453,896)	(427,026)
General partner interest (2% interest with 3,302,045 units issued and outstanding at December 31, 2010 and 2009)	(12,921)	(11,807)
Total partners’ deficit	(536,008)	(480,327)
Total liabilities and partners’ deficit	$1,743,492	$1,859,473

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Revenues	$268,328	$163,862	$—
Revenues—affiliate	130,954	252,928	15,000
Total revenues	399,282	416,790	15,000

Expenses
Operating and maintenance expense	27,069	20,683	6,345
Operating and maintenance expense—affiliate	12,090	11,833	5,125
Depreciation expense	42,299	32,742	7,994
Development expense	8,738	—	1,184
Development expense—affiliate	1,824	—	1,158
General and administrative expense	6,190	3,722	4,843
General and administrative expense—affiliate	20,275	19,890	5,492
Total expenses	118,485	88,870	32,141

Income (loss) from operations	280,797	327,920	(17,141)

Other income (expense)
Interest income	326	930	13,778
Interest expense, net	(174,016)	(147,201)	(79,887)
Interest expense—affiliate	—	(13)	—
Derivative gain, net	461	5,277	4,653
Other	—	(1)	253
Total other expense	(173,229)	(141,008)	(61,203)

Net income (loss)	$107,568	$186,912	$(78,344)

Allocation of net income (loss):
Limited partners’ interest	$105,417	$183,174	$(76,777)
General partner’s interest	2,151	3,738	(1,567)
Net income (loss) for partners	$107,568	$186,912	$(78,344)

Basic and diluted net income (loss) per limited partner unit	$0.65	$1.13	$(0.48)

Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,416	26,416	26,416
Subordinated units	135,384	135,384	135,384
Total limited partner units	161,800	161,800	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Units	Subordinated Units	General Partner Units	Total
Balance, December 31, 2007	$33,923	$(254,752)	$(6,688)	$(227,517)
2008 Net loss	(12,535)	(64,242)	(1,567)	(78,344)
2008 Distributions	(44,908)	—	(916)	(45,824)
Balance, December 31, 2008	(23,520)	(318,994)	(9,171)	(351,685)

2009 Net income	29,907	153,268	3,737	186,912
2009 Distributions	(44,909)	(230,153)	(5,613)	(280,675)
Special rights adjustment	(2,972)	(31,147)	(760)	(34,879)
Balance, December 31, 2009	(41,494)	(427,026)	(11,807)	(480,327)

2010 Net income	17,211	88,206	2,151	107,568
2010 Distributions	(44,908)	(115,076)	(3,265)	(163,249)
Balance, December 31, 2010	$(69,191)	$(453,896)	$(12,921)	$(536,008)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$107,568	$186,912	$(78,344)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	42,299	32,742	7,994
Amortization of debt discount	4,695	4,695	1,369
Amortization of debt issuance costs	4,863	3,818	3,984
Non-cash derivative (gain) loss	124	1,106	(1,230)
Interest income on restricted cash and cash equivalents	—	—	(16,210)
Use of (investment in) restricted cash and cash equivalents	—	—	(1,932)
Changes in operating assets and liabilities:
Accounts and interest receivable	(626)	1,526	3,498
Accounts receivable—affiliate	2,874	(3,167)	(419)
Accounts payable and accrued liabilities	3,035	(11,517)	21,973
Accounts payable and accrued liabilities—affiliate	2,566	2,685	(350)
Deferred revenue—affiliate	(62,833)	765	65,130
Deferred revenue	(3,864)	19,955	—
Advances to affiliate	1,815	(3,160)	(491)
Prepaid and other	1,621	(2,049)	(6,128)
Net cash provided by (used in) operating activities	104,137	234,311	(1,156)

Cash flows from investing activities
Use of restricted cash and cash equivalents	—	189,665	426,592
LNG terminal construction-in-process	(4,955)	(96,918)	(402,955)
Advances under long-term contracts	(121)	(601)	(14,274)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	—	(9,923)
Other	—	—	—
Net cash provided by (used in) investing activities	(5,076)	92,146	(560)

Cash flows from financing activities
Distributions to owners	(163,249)	(280,675)	(45,824)
Use of (investment in) restricted cash and cash equivalents	—	109,008	(94,303)
Special rights adjustment	—	(34,879)	—
Repayment of long-term note—affiliate	—	(2,467)	—
Borrowings under long-term note—affiliate	—	114	1,708
Debt issuance costs	—	(23)	(4,837)
Proceeds from issuance of Sabine Pass LNG notes	—	—	144,965
Other	(5)	—	1
Net cash provided by (used in) financing activities	(163,254)	(208,922)	1,710

Net increase (decrease) in cash and cash equivalents	(64,193)	117,535	(6)
Cash and cash equivalents—beginning of year	117,542	7	13
Cash and cash equivalents—end of year	$53,349	$117,542	$7

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. (“Cheniere Partners”) is a publicly-held limited partnership. As of December 31, 2010, Cheniere Energy, Inc. (“Cheniere”) owned 90.6% of the limited partnership through its wholly owned subsidiaries, Cheniere LNG Holdings, LLC (“Holdings”), Cheniere Common Units Holdings, LLC, Cheniere Subsidiary Holdings, LLC (“Subsidiary Holdings”) and Cheniere Energy Partners GP, LLC (“Cheniere GP”). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas (“LNG”) receiving and regasification facility in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “Sabine Pass LNG terminal”). Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the “Cheniere Partners Offering”) of Cheniere Partners’ common units on March 26, 2007.

The following entities were included in the accompanying Consolidated Financial Statements:

•	Cheniere Partners;

•
Cheniere Energy Investments, LLC (“Cheniere Investments”) is a Delaware limited liability company owned by Cheniere Partners and was formed on November 21, 2006 to hold 100% of the ownership interests in Sabine Pass GP and Sabine Pass LP;

•	Sabine Pass LNG-GP, LLC (“Sabine Pass GP”) is a Delaware limited liability company that was owned by Holdings and was formed in 2004 to be the general partner of Sabine Pass LNG, L.P.;

•	Sabine Pass LNG-LP, LLC (“Sabine Pass LP”) is a Delaware limited liability company that was owned by Holdings and was formed in 2004 to be the limited partner of Sabine Pass LNG; and

•
Sabine Pass LNG, L.P. (“Sabine Pass LNG”) is a Delaware limited partnership formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, which owns the entire interest in the Sabine Pass LNG terminal. The purpose of this limited partnership is to own and operate the Sabine Pass LNG terminal.

At the closing of the Cheniere Partners Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly owned subsidiaries of Cheniere Partners. From and after the closing of the Cheniere Partners Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying consolidated financial statements. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Cheniere Partners Offering and the foregoing entities on a combined basis (the “Combined Predecessor Entities”) prior to the closing of the Cheniere Partners Offering, unless otherwise stated or indicated by context.

We are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

NOTE 2—INITIAL PUBLIC OFFERING

We and Holdings, as a selling unitholder, completed an offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon issuance of 5,054,164 common units to the public in the Cheniere Partners Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from the sale of common units by Holdings. Our common units are traded on the NYSE Amex Equities under the symbol “CQP.”

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Upon the closing of the Cheniere Partners Offering on March 26, 2007, the following transactions occurred:

•
Holdings contributed through us to our wholly owned subsidiary, Cheniere Investments, all of its equity interests in Sabine Pass GP and Sabine Pass LP, which own all of the equity interests in Sabine Pass LNG;

•	we issued to Holdings 21,362,193 common units and 135,383,831 subordinated units;

•
we issued to our general partner, a direct wholly owned subsidiary of Holdings, 3,302,045 general partner units representing a 2% general partner interest in us and all of our incentive distribution rights, which will entitle our general partner to increasing percentages of the cash that we distribute in excess of $0.489 per unit per quarter;

•	we issued 5,054,164 common units to the public in the Cheniere Partners Offering;

•	Holdings sold 8,445,836 common units to the public in the Cheniere Partners Offering, after which Holdings and the public held an aggregate 89.8% and 8.2% limited partner interest in us, respectively;

•
our general partner entered into a services agreement with an affiliate of Cheniere under which the affiliate provides various general and administrative services for an annual administrative fee of $10.0 million (adjusted for inflation after January 1, 2007), with payment having commenced January 1, 2009; provided that effective as of July 1, 2010, the fee structure was changed from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation); and

•
we entered into a services and secondment agreement with an affiliate of Cheniere pursuant to which certain employees of the Cheniere affiliate have been seconded to our general partner to provide operating and routine maintenance services with respect to the Sabine Pass LNG terminal.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

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

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective terminal use agreements ("TUAs"). Advance payments of capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its TUA. For a discussion of potential revenue from related parties, please read Note 12—“Related Party Transactions.”  The retained 2% of LNG delivered for each customer’s account at the Sabine Pass LNG terminal is recognized as revenue as Sabine Pass LNG performs the services set forth in each customer’s TUA.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 10—“Long-Term Debt (including related party)”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes

We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. At December 31, 2010, the tax basis of our assets and liabilities was $244 million less than the reported amounts of our assets and liabilities.

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

Sabine Pass LNG has entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at our Sabine Pass LNG terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. We have mitigated this credit risk by securing TUAs for a significant portion of our regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 billion cubic feet per day ("Bcf/d") of sendout capacity and 10.1 Bcf of storage capacity

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2010, 2009 or 2008.

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

Based on the real property lease agreement at the Sabine Pass LNG terminal, at the expiration of the term of the lease we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreement at the Sabine Pass LNG terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender the LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG terminal.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 10—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of December 31, 2010 and 2009, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2010 and 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2010	2009
LNG terminal costs
LNG terminal	$1,629,427	$1,627,564
LNG terminal construction-in-process	2,160	—
LNG site and related costs, net	170	176
Accumulated depreciation	(81,781)	(39,975)
Total LNG terminal costs	1,549,976	1,587,765

Fixed assets
Computer and office equipment	227	259
Vehicles	384	421
Machinery and equipment	964	931
Other	550	419
Accumulated depreciation	(1,636)	(1,238)
Total fixed assets, net	489	792

Property, plant and equipment, net	$1,550,465	$1,588,557

Depreciation expense related to the Sabine Pass LNG terminal totaled $41.8 million, $32.2 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regassification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

Our ARO assessment is based on the real property lease agreements for the Sabine Pass LNG terminal site.  At the expiration of the term of the leases, we are required to surrender the Sabine Pass LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Sabine Pass LNG’s property lease agreements have a term of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender the Sabine Pass LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG terminal.

NOTE 6—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of the Sabine Pass LNG terminal. As of December 31, 2010 and 2009, we had capitalized $22.0 million and $27.0 million (net of accumulated amortization of $17.4 million and $12.5 million), respectively, of costs directly associated with the Senior Notes.

As of December 31, 2010 (in thousands):

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(5,525)	$3,828
2016 Notes	30,057	10 years	(11,881)	18,176
	$39,410		$(17,406)	$22,004

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $19.2 million.

NOTE 7—FINANCIAL INSTRUMENTS

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives on behalf of Sabine Pass LNG to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at December 31, 2010.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Financial Instruments (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$503,250
2016 Notes, net of discount (1)	1,637,724	1,523,083	1,633,029	1,371,744

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2010 and 2009, as applicable.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2010 and 2009, accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Interest and related debt fees	$13,732	$14,152
LNG terminal construction costs	1,953	7,850
LNG liquefaction costs	1,402	—
Affiliate	5,949	3,095
Other	761	179
Total accrued liabilities (including affiliate)	$23,797	$25,276

NOTE 9—DEFERRED REVENUE

Advance Capacity Reservation Fee

In November 2004, Total Gas and Power North America, Inc. (“Total”) paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron U.S.A., Inc. (“Chevron”) with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2010, we had recorded $4.0 million and $29.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2009, we had recorded $4.0 million and $33.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

TUA Payments

Following the achievement of commercial operability of the Sabine Pass LNG terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2009, we had recorded $62.7 million as current deferred revenue—affiliate related to Cheniere Marketing’s quarterly advance capacity reservation fee payments. Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. After the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. However, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. As a result, we have zero current deferred revenue—affiliate related to Cheniere Investments' monthly advance capacity reservation fee payment as of December 31, 2010.

Total and Chevron are obligated to make monthly TUA payments to Sabine Pass LNG in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2010 and 2009, we had recorded $21.0 million and $20.9 million, respectively, as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly TUA payments.

Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of its property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against its LNG terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance it any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe to Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2010 and 2009, we had $9.8 million and $7.4 million, respectively, of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 10—LONG-TERM DEBT (including related party)

As of December 31, 2010 and 2009, our long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior Notes, net of discount	$2,187,724	$2,110,101
Senior Notes—related party, net of discount	—	72,928
Total long-term debt (including related party)	$2,187,724	$2,183,029

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million.  The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement Sabine Pass LNG entered into in connection with the Senior Notes, which are used by Sabine Pass LNG for working capital and other general business purposes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2010 and 2009, Sabine Pass LNG made distributions of $374.8 million and $295.7 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 11—DESCRIPTION OF EQUITY INTERESTS

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

NOTE 12—RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, we had $3.5 million and $5.4 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA with Sabine Pass LNG and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere guaranteed Cheniere Marketing's obligations under its TUA.

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Cheniere Investments' capacity payments is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Variable Capacity Rights Agreement

Concurrent with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement (“VCRA”) with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $1.9 million affiliate revenue from Cheniere Marketing in 2010 related to the VCRA.

LNG Lease Agreement

In September 2008, Sabine Pass LNG entered into an agreement in the form of a lease with Cheniere Marketing that enabled Sabine Pass LNG to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to the Sabine Pass LNG terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down the Sabine Pass LNG terminal. Under the terms of the agreement, Sabine Pass LNG paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. Sabine Pass LNG assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to Sabine Pass LNG.

Advances to affiliate-LNG inventory is recorded at cost and is subject to LCM adjustments at the end of each period. Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At December 31, 2010 and 2009, we had zero and $1.3 million, respectively, advances to affiliate-LNG inventory on our Consolidated Balance Sheets. Sabine Pass LNG incurred fixed fees from Cheniere Marketing of zero and $0.3 million in 2010 and 2009, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets .

Service Agreements

During 2010, 2009 and 2008, we paid an aggregate of $15.9 million, $18.5 million and $5.2 million, respectively, under the following service agreements.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement ("MSA") with its general partner, which is our wholly owned subsidiary, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the MSA to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

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

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals' ability to, among other things, manage our and Sabine Pass LNG's operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Cheniere Investments and develop new projects through either internal development or acquisition to increase cash flow.

Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA to Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to monetize Investments' capacity under the TUA after the assignment. The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and, in exchange, Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2010 and 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

During 2010, Sabine Pass LNG sold or purchased natural gas for fuel under an agreement with Cheniere Marketing. Under this agreement, Sabine Pass LNG purchases natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG terminal, plus an administrative fee paid to Cheniere Marketing. Sabine Pass LNG purchased $2.8 million of natural gas from Cheniere Marketing under this contract in 2010.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG received $0.9 million from Cheniere Marketing pursuant to this agreement in 2010.

Tug Boat Lease Sharing Agreement

In connection with the tug boat lease described in Note 13—“Leases”, Tug Services entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Cheniere Marketing paid Tug Services $1.9 million and $2.6 million in 2010 and 2009, respectively, under this agreement.

NOTE 13—LEASES

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2010 under the land leases and tug boat lease described below (in thousands):

Year ending December 31:	Lease Payments (2)
2011	$8,988
2012	8,918
2013	8,918
2014	8,918
2015	8,918
Later years (1)	222,686
Total minimum payments required	$267,346

(1)
The later years include the remaining initial term and six 10-year extensions of Sabine Pass LNG’s land leases and the remaining initial term and two 5-year extensions of Sabine Pass LNG’s tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for Sabine Pass LNG’s tug boat lease represent its lease payment obligation and do not take into account the $123.0 million of sublease payments Sabine Pass LNG will receive from its three TUA customers that effectively offset these lease payment obligations, as discussed below.

Land Leases

In January 2005, Sabine Pass LNG exercised its options and entered into three land leases for the site of the Sabine Pass LNG terminal.  The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million.  The annual lease payment is adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements.

Tug Boat Lease

In the second quarter of 2009, Sabine Pass LNG acquired a lease for the use of tug boats and marine services at the Sabine Pass LNG terminal as a result of its purchase of Tug Services (the "Tug Agreement").  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this lease acquisition, Tug Services entered into a Tug Sharing Agreement with Chevron, Total and Cheniere Marketing to provide their LNG cargo vessels with tug boat and marine services at our LNG terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14—COMMITMENTS AND CONTINGENCIES

LNG Commitments

Sabine Pass LNG has entered into TUAs with Total, Chevron and Cheniere Investments to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 12—“Related Party Transactions” for information regarding such agreements.

Public Company Expenses

We and Sabine Pass LNG are reporting entities under the Exchange Act. As a result, our combined total annual general and administrative expenses will include costs related to compliance with the Sarbanes-Oxley Act of 2002, filing annual and quarterly reports with the SEC, increased audit fees, tax compliance and publicly traded partnership tax reporting, investor relations, director compensation, directors’ and officers’ insurance, legal fees, registrar and transfer agent fees and stock exchange fees. Cheniere advanced us funds to pay public company expenses associated with being a publicly traded partnership through 2008, after which time we used available cash to pay such expenses directly and, after payment of the initial quarterly distribution on all units, to reimburse Cheniere.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay or cause certain of its affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. In 2003, Freeport LNG Development, L.P. (“Freeport LNG”) contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligations to pay the Crest Royalty, are being litigated in a declaratory judgment action pending in Texas state court.

Restricted Net Assets

At December 31, 2010, our restricted net assets of consolidated subsidiaries were approximately ($567) million.

Other Commitments

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2010, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements ("CEAs")

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 12—“Related Party Transactions” for information regarding such agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash paid for interest, net of amounts capitalized	$164,793	$138,659	$77,243
Construction-in-process and debt issuance additions funded with accrued liabilities	696	(66)	9,893

SUPPLEMENTAL INFORMATION TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010:
Revenues	$130,778	$129,764	$66,617	$72,123
Income from operations	101,737	101,977	36,374	40,709
Net income (loss)	58,824	58,371	(6,977)	(2,650)
Net income (loss) per limited partner unit—basic and diluted	$0.36	$0.35	$(0.04)	$(0.02)

Year ended December 31, 2009:
Revenues	$62,549	$95,695	$128,533	$130,013
Income from operations	43,396	74,282	106,367	103,875
Net income	13,588	41,951	69,501	61,872
Net income per limited partner unit—basic and diluted	$0.08	$0.26	$0.43	$0.37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2010, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting is included in the Consolidated Financial Statements on page 47 and is incorporated herein by reference.

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

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Lon McCain, chairman, James Bennett, Mike Bock and Robert Sutcliffe, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE Amex Equities and the Exchange Act. In addition, the board of directors of our general partner has determined that James Bennett, Mike Bock and Lon McCain meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE Amex Equities, respectively.

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

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Robert Sutcliffe, chairman, James Bennett, Mike Bock and Lon McCain, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE Amex Equities, the Exchange Act and other federal securities laws. Any matter approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

Other

We do not have a nominating committee because the directors of our general partner manage our operations. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operations.

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

Directors and Executive Officers of Our General Partner

We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. The following sets forth information, as of February 21, 2011, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. Charif Souki, Don Turkleson and Walter Williams have served as directors of the general partner since 2006. Meg Gentle, Lon McCain and Robert Sutcliffe have served as directors of the general partner since 2007. Keith Teague and James Bennett have served as directors of the general partner since 2008. Mike Bock was elected as a director of the general partner in 2009.

Name	Age	Position with Our General Partner
Charif Souki	58	Director, Chairman of the Board and Chief Executive Officer
R. Keith Teague	46	Director, President and Chief Operating Officer
Meg A. Gentle	36	Director, Senior Vice President and Chief Financial Officer
James D. Bennett	41	Director
Michael E. Bock	45	Director
Lon McCain	63	Director
Robert J. Sutcliffe	59	Director
Don A. Turkleson	56	Director
Walter L. Williams	83	Director

Charif Souki is Chairman of the Board of Directors and Chief Executive Officer of our general partner and has held that officer position since January 2007. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere's board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. Mr. Souki is also a director and Chief Executive Officer of the general partner of Sabine Pass LNG, L.P. It was determined that Mr. Souki should serve as a director of our general partner because he is the Chief Executive Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P. and is responsible for developing the companies' overall strategy and vision and implementing the business plans. In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings a unique perspective to the board of directors of the general partner. Mr. Souki has not held any other directorship positions in the past five years.

R. Keith Teague is a director and President and Chief Operating Officer of our general partner and has held those officer positions since June 2008. He has served as Senior Vice President-Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President-Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is also President of the general partner of Sabine Pass LNG, L.P. and is responsible for the development, construction and operation of Cheniere's LNG terminal and pipeline assets. With Mr. Teague's knowledge and expertise relating to the Sabine Pass LNG terminal, it was determined that he should serve as a director of our general partner. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. Mr. Teague has not held any other directorship positions in the past five years.

 Meg A. Gentle is a director and Senior Vice President and Chief Financial Officer of our general partner and has held that officer position since March 2009. She served as Senior Vice President of our general partner from June 2008 to March 2009. She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President - Strategic Planning and Finance from February 2008 to March 2009. Prior to that time, she served as Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University. Ms. Gentle is also Chief Financial Officer of the general partner of Sabine Pass LNG, L.P. It was determined that Ms. Gentle should serve as a director of our general partner because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the Chief Financial Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P. Ms. Gentle has not held any other directorship positions in the past five years.

James D. Bennett is a director of our general partner. He is also a member of the Audit Committee and the Conflicts Committee. Mr. Bennett is Executive Vice President and Chief Financial Officer of SandRidge Energy, Inc., a publicly traded oil and natural gas company. Prior to joining SandRidge in 2011, Mr. Bennett served as Managing Director for White Deer Energy, an energy focused private equity investment firm. Prior to joining White Deer Energy in 2010, Mr. Bennett was a Managing Director with GSO Capital Partners LP. Prior to joining GSO Capital Partners LP in 2005, Mr. Bennett served as Chief Financial Officer of Aquilex Service Corporation, which provides specialty repair services to refining and power generation facilities worldwide. Prior to that time, Mr. Bennett was vice president of operations at Exario Networks, a provider of telecommunications solutions, from 2000 to 2001. Before that time, Mr. Bennett was in the investment banking group of Donaldson, Lufkin & Jenrette where he was involved in transactions for companies in all segments of the energy industry from 1995 to 2000. Mr. Bennett started his career in corporate banking at NationsBank in 1993. Mr. Bennett received a B.B.A. in Finance from Texas Tech University and currently serves as a director of United Engines, LLC, an oil field equipment manufacturer and repair services provider, and Crestwood Midstream Partners, LLC, a publicly traded midstream energy company. In 2008, Mr. Bennett was nominated by GSO Capital Partners LP to serve on the board of directors of our general partners pursuant to the Investors' Agreement, dated August 15, 2008, among Cheniere, Cheniere Common Units Holding, LLC, GSO Capital Partners LP and the other investors named therein. Following his departure from GSO Capital Partners LP, it was determined that Mr. Bennett should continue to serve as a director of our general partner because of his substantial experience with capital market transactions and finance in the energy industry.

Michael E. Bock is a director of our general partner. He also is a member of the Audit Committee and the Conflicts Committee. Mr. Bock was a Managing Director in the Global Energy and Power Group at Merrill Lynch from December 2006 to April 2009. Prior to that time, he was a Principal and head of Corporate Finance at Petrie Parkman & Co., an investment banking firm specializing in the energy industry. Mr. Bock earned a bachelor of arts from Harvard University in 1987. He is also a Chartered Financial Analyst and a member of CFA Institute and the CFA Society of Colorado. It was determined that Mr. Bock should serve as a director of our general partner because of his twenty years of experience as an investment banker in the energy industry as well as his expertise as a Chartered Financial Analyst. Mr. Bock has not held any other directorship positions in the past five years.

Lon McCain is a director of our general partner and serves as the Chairman of the Audit Committee and a member of the Conflicts Committee. He was Executive Vice President and Chief Financial Officer of Ellora Energy Inc., a private, independent exploration and production company from July 2009 to August 2010. Prior to that, he was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Crimson Exploration, Inc., a publicly traded oil and natural gas exploration and production company, and Continental Resources, Inc., a publicly traded oil and natural gas exploration and production company. During the past five years, he served as a director of Transzap, Inc., a publicly traded provider of digital data and electronic payment solutions. Mr. McCain received a B.S. in business administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005. It was determined that Mr. McCain should serve as a director of our general partners because of his experience as a chief financial officer for energy companies and his background as an investment banker in the energy industry.

Robert J. Sutcliffe is a director of our general partner and serves as the Chairman of the Conflicts Committee and a member of the Audit Committee. He is a lawyer and business adviser based in Los Angeles and is the Managing Director of Craftsman Capital Advisors LLC, a private financial advisory and business consulting firm specializing in the representation of entrepreneurs and venture investors. Mr. Sutcliffe was, until 1989, a partner and chairman of the corporate practice group in the Los Angeles office of Brobeck, Phleger & Harrison, where his practice focused on venture capital, corporations and securities. He then served as Congressional Chief of Staff to the Honorable Christopher Cox of California until 1990. During the past five years, Mr. Sutcliffe served as a director of Innovative Card Technologies, Inc., a public company that develops technologies to enhance payment card functionality, and as non-executive Chairman of Miravant Medical Technologies, a pharmaceutical development company. Mr. Sutcliffe received a B.A. in political science and international relations from the University of California, Los Angeles and a J.D. from Harvard Law School. It was determined that Mr. Sutcliffe should serve as a director of our general partner because of his experience as an advisor providing financial and business consulting services and because of his legal background.

Don A. Turkleson is a director of our general partner. He is Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of our general partner from November 2006 to March 2009. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. Mr. Turkleson is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization, and a member of the board of managers of Stone Horn Ridge, LLC, an Alaska energy company. In addition, he is currently on the board of directors of Miller Petroleum, a publicly traded oil and natural gas exploration, production and drilling company doing business as Miller Energy Resource. It was determined that Mr. Turkleson should serve as a director of our general partner because of his experience and insight as the former Chief Financial Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P. and his background as a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that all Section 16(a) filing requirements were met during 2010 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a variable fee not to exceed $2.5 million per quarter (indexed for inflation). For a description of the services agreement, see Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan for employees, consultants and directors of our general partner, employees of its affiliates and consultants to its subsidiaries. The purpose of the plan is to enhance attraction and retention of qualified individuals who are essential for the successful operation of our partnership and to encourage them to align their interests with our interests through an equity ownership stake in us. The plan allows for the grant of options, restricted units, phantom units and unit appreciation rights. Up to 1,250,000 units may be granted under the plan. The only awards that have been granted under the plan have been made to the non-management directors of our general partner in the form of phantom units to be settled in cash over a four-year vesting period.

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
Robert J. Sutcliffe
Don A. Turkleson
Walter L. Williams

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2010.

Director Compensation

On May 29, 2007, the board of directors of our general partner approved an annual fee of $50,000 to each non-management director of our general partner for services as a director. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; and $5,000 for the chairman of the conflicts committee. All directors' fees are pro-rated from the date of election to the board and are payable quarterly. In addition to the annual fees paid to the non-management directors, when they joined the board of directors Messrs. McCain, Sutcliffe, Bennett, Bock, Williams and Turkleson each received 12,000 phantom units pursuant to the terms of the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The Grant Date for each grant is as follows: May 29, 2007 for Messrs. McCain and Sutcliffe, September 10, 2008 for Mr. Williams, December 10, 2008 for Mr. Bennett and June 10, 2009 for Messrs. Bock and Turkleson. Each director will receive an additional 3,000 phantom units annually on each anniversary of the Grant Date. Vesting will occur for one-fourth of the phantom units on each anniversary of the Grant Date beginning on the first anniversary of the Grant Date. Upon vesting, the phantom units will be payable in cash in an amount equal to the fair market value of a common unit on such date. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units.

Indemnification of Directors
We have entered into indemnification agreements with each of our directors, which provide for indemnification with respect to all expenses and claims that a director incurs as a result of actions taken, or not taken, on our behalf while serving as a director, officer, employee, controlling person, agent or fiduciary of Cheniere GP or any of our subsidiaries. Pursuant to the agreements, no indemnification will generally be provided (1) for claims brought by the director, except for a claim of indemnity under the indemnification agreement, if we approve the bringing of such claim, or if the Delaware Limited Liability Company Act requires providing indemnification because our director has been successful on the merits of such claim, (2) for claims under Section  16(b) of the Exchange Act, or (3) if there has been a final judgment entered by a court determining that the director acted in bad faith, engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful. Indemnification will be provided to the extent permitted by law, Cheniere GP's certificate of formation and limited liability company agreement, and to a greater extent if, by law, the scope of coverage is expanded after the date of the indemnification agreements. In all events, the scope of coverage will not be less than what was in existence on the date of the indemnification agreements.

The following table shows the compensation of the board of directors of our general partner for the 2010 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (2)	$—	$—	$—	$—	$—	$—	$—
R. Keith Teague(2)	—	—	—	—	—	—	—
Meg A. Gentle (2)	—	—	—	—	—	—	—
James D. Bennett (3)	57,500	59,250	—	—	—	—	116,750
Mike Bock (4)	65,000	48,210	—	—	—	—	113,210
Lon McCain (5)	80,000	48,120	—	—	—	—	128,120
Robert J. Sutcliffe (6)	70,000	48,120	—	—	—	—	118,120
Don A. Turkleson (7)	50,000	48,210	—	—	—	—	98,210
Walter L. Williams (8)	50,000	52,860	—	—	—	11,703	114,563

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
(3)    Mr. Bennett was granted 3,000 phantom units in 2010 with a grant date fair value of $59,250. As of December 31, 2010, he held a total of 11,250 phantom units. Mr. Bennett received $74,063 in cash upon the vesting of 3,750 phantom units in December 2010. Mr. Bennett was an employee of GSO Capital Partners LP or one of its affiliates (“GSO”) through February 2010. Under the terms of such employment, Mr. Bennett was required to transfer to GSO or its clients, as applicable, any and all compensation received in connection with his directorship for any portfolio companies managed by GSO. GSO received $14,417.81 in cash fees for Mr. Bennett's service as a director.
(4)    Mr. Bock was granted 3,000 phantom units in 2010 with a grant date fair value of $48,210. As of December 31, 2010, he held a total of 12,000 phantom units. Mr. Bock received $48,210 in cash upon the vesting of 3,000 phantom units in June 2010.
(5)    Mr. McCain was granted 3,000 phantom units in 2010 with a grant date fair value of $48,120. As of December 31, 2010, he held a total of 9,750 phantom units. Mr. McCain received $72,180 in cash upon the vesting of 4,500 phantom units in May 2010.
(6)    Mr. Sutcliffe was granted 3,000 phantom units in 2010 with a grant date fair value of $48,120. As of December 31, 2010, he held a total of 9,750 phantom units. Mr. Sutcliffe received $72,180 in cash upon the vesting of 4,500 phantom units in May 2010.
(7)    Mr. Turkleson was granted 3,000 phantom units in 2010 with a grant date fair value of $48,210. As of December 31, 2010, he held a total of 12,000 phantom units. Mr. Turkleson received $48,210 in cash upon the vesting of 3,000 phantom units in June 2010.

(8)    Mr. Williams was granted 3,000 phantom units in 2010 with a grant date fair value of $52,860. As of December 31, 2010, he held a total of 11,250 phantom units. Mr. Williams received $66,075 in cash upon the vesting of 3,750 phantom units in September 2010. Mr. Williams also had use of an office, parking space, laptop and blackberry at Cheniere's headquarters during 2010. The pro rata amount of office lease expense related to that space was approximately $3,451. The parking expense was approximately $3,248 and the laptop and blackberry expense was approximately $5,004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 21, 2011, there were 26,421,023 common units outstanding and 135,383,831 subordinated units outstanding. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 21, 2011 by:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Equity Securities Beneficially Owned
Cheniere Energy, Inc. (1)(2)	10,891,357	41%	135,383,831	100%	89%
Cheniere LNG Holdings, LLC (2)(3)	10,891,357	41%	135,383,831	100%	89%
Cheniere Subsidiary Holdings, LLC (2)(3)	—	—	135,383,831	100%	82%
Cheniere Common Units Holding, LLC (2)(3)	10,891,357	41%	—	100%	7%
Charif Souki (4)	283,100	1%	—	—	*
R. Keith Teague	—	—	—	—	—
Meg A. Gentle	8,035	*	—	—	*
James D. Bennett	—	—	—	—	—
Mike Bock	—	—	—	—	—
Lon McCain	—	—	—	—	—
Robert J. Sutcliffe	—	—	—	—	—
Don A. Turkleson	25,000	*	—	—	*
Walter L. Williams	15,388	*	—	—	—
All executive officers and directors as a group (9 persons)	331,523	1%	—	—	*

*	Less than 1%

(1)
Cheniere Energy, Inc. is the ultimate parent company of Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC.

(2)
Cheniere LNG Holdings, LLC owns 100% of the equity interests in our general partner and an 89% limited partner interest in us either directly or through Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC, each a wholly owned subsidiary, and may, therefore, be deemed to beneficially own the units held by Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC.

(3)
All of Cheniere LNG Holdings, LLC’s subordinated units are pledged as collateral to The Bank of New York Mellon, as administrative agent under the Credit Agreement, dated May 31, 2007. All of Cheniere LNG Holdings, LLC’s common units are pledged as collateral to The Bank of New York Mellon, as collateral agent, under the 2008 Convertible Loans.

(4)	Includes 283,100 units owned by Mr. Souki's wife.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2010 with respect to this plan:

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

For more information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis.”

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

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements which is herein incorporated by reference. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides Sabine Pass LNG with the ability to hedge its future price risk from time to time. The ISDA Master Agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2010 and 2009.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $2,358 and $197,628 to Sabine Pass LNG related to operational imbalances under this agreement at December 31, 2010 and 2009, respectively

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG receiving terminal.  Sabine Pass LNG received $0.9 million from Cheniere Marketing pursuant to this agreement in 2010.

The following related-party transaction was not approved by the board of directors or audit committee of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement

In July 2007, Sabine Pass LNG entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 12—"Related Party Transactions" of our Notes to Consolidated Financial Statements. During the years ended December 31, 2010 and 2009, Cheniere Marketing paid Sabine Pass LNG $2.5 million and $2.4 million, respectively, under the related agreement.

Temporary Pipeline Compressor Sharing Agreement

In August 2010, Sabine Pass LNG entered into an agreement with its TUA customers, including Cheniere Energy Investments, LLC (“Investments”), to share in the cost for the installation and operation of a temporary pipeline compressor at the Sabine Pass LNG terminal. No amount was paid by Investments to Sabine Pass LNG under this agreement during the fiscal years ended December 31, 2010 and 2009; however, in 2010 Investments incurred costs of $313,204 under the related agreement.

Independent Directors

Because we are a limited partnership, the NYSE Amex Equities does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by NYSE Amex Equities. The board of our general partner has determined that James Bennett, Mike Bock, Lon McCain and Robert Sutcliffe are independent directors in accordance with the following NYSE Amex Equities independence standards. A director would not be independent if any of the following relationships exists:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ending December 31, 2010 and 2009. The following table sets forth the fees paid to Ernst & Young LLP, for professional services rendered for 2010 and 2009:

	Ernst & Young LLP
	Fiscal 2010	Fiscal 2009
Audit Fees	$860,767	$800,000
Audit-Related Fees	40,768	—
Total	$901,535	$800,000

Audit Fees—Audit fees for 2010 and 2009 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2010 include services rendered in connection with the offering of securities in a registration statement.

There were no tax or other fees in 2010 or 2009.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal year ended December 31, 2010 and 2009 were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Parent Company Financial Statements for the years ended December 31, 2010, 2009 and 2008	86

(3)	Exhibits

ExhibitNo.	Description
2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1*
Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.2*
First Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.3*
Certificate of Formation of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.3 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.4*
Second Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 8, 2007)

4.1*	Form of common unit certificate. (Incorporated by reference to Exhibit A to Exhibit 3.2 above)

4.2*
Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3*	Form of 7.25% Senior Secured Note due 2013 (Included as Exhibit A1 to Exhibit 4.2 above)

4.4*	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.6*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.7*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.8*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.9*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.12*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.13*
Assignment and Assumption Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.16*
Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partner, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 28, 2010)

10.18*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy, Inc. in favor of Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.19*
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.20*
Capacity Rights Agreement, dated March 26, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.21*
Amended and Restated Capacity Rights Agreement, dated June 24, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.22*
Amendment No. 1 to Amended and Restated Capacity Rights Agreement, dated December 16, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.20 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.23*
Tri-Party Agreement, dated March 26, 2010, by and among Cheniere Marketing, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.24*
Termination Agreement, dated June 24, 2010, by and among Sabine Pass LNG, L.P., Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.25*
Tri-Party Agreement, dated June 24, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.26*
Amendment No. 1 to Tri-Party Agreement, dated December 16, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.24 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.27*
LNG Services Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.28*
Amended LNG Services Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.29*
Amendment No. 2 to LNG Services Agreement, dated December 16, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.27 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.30*
Variable Capacity Rights Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.31*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.32*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.33*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.34*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.35*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.36*
Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.37*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to the Cheniere Energy Partners, L.P. Annual Report on Form 10-K (SEC File No. 001-33366) filed on February 27, 2009)

10.38*
Services and Secondment Agreement, dated March 26, 2007, between Cheniere LNG O&M Services, L.P. and Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.39*
CQP GP Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.40*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.41*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.42*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.43*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.44*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.45*
Management and Administrative Services Agreement, dated March 26, 2007, between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.46*
Amended and Restated Services Agreement, dated June 24, 2010, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.47*
CQP Consent and Agreement (Management and Administrative Services Letter Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Cheniere Energy Partners, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.48*
Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.49*
Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.50*
Strategic Equity Offering SM Sales Agreement, dated January 14, 2011, by and between Cheniere Energy Partners, L.P. and Miller Tabak + Co., LLC (Incorporated by reference to Exhibit 1.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on January 14, 2011)

10.51*
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.52*†
Form of Restricted Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.53*†
Form of Restricted Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.54†
Form of Director Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.41 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.55*†
Form of Units Option Agreement for employees and consultants (three-year). (Incorporated by reference to Exhibit 10.42 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.56*†
Form of Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.57*†
Form of Phantom Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.58*†
Form of Phantom Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

.
10.59*†	Form of Phantom Units Agreement. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.60*†
Summary of Compensation to Independent Directors. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.61*†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 6, 2009)

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
___________________

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEET
(in thousands)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$26,482	$130
Prepaid expenses and other	390	242
Total current assets	26,872	372
Non-current receivable—affiliates	8,905	—
Total assets	$35,777	$372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$4,805	$170
Investment in and equity in losses of affiliates	566,980	480,529
Commitments and contingencies	—	—
Stockholders' deficit	(536,008)	(480,327)
Total liabilities and stockholders’ deficit	$35,777	$372

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues	$—	$—	$—
Operating costs and expenses	14,723	12,286	1,742
Loss from operations	(14,723)	(12,286)	(1,742)
Interest expense, net	—	(13)	(114)
Interest income	51	406	2,225
Other income	—	—	234
Equity income (losses) of affiliates	122,240	198,805	(78,947)
Net income (loss)	$107,568	$186,912	$(78,344)

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities	$(10,193)	$(10,411)	$(1,707)

Cash flows from investing activities
Investment in subsidiaries	(20,918)	—	—
Net cash used in investing activities	(20,918)	—	—

Cash flows from financing activities:
Distributions received from Sabine Pass LNG, L.P.	229,608	295,684	—
Distributions to owners	(163,249)	(280,674)	(45,824)
Use of restricted cash and cash equivalents	—	32,757	45,824
Special rights adjustment	—	(34,879)	—
Repayment of long-term note—affiliate	—	(2,467)	—
Affiliate receivable	(8,896)	—	—
Borrowings under long-term note—affiliate	—	114	1,708
Proceeds from issuance of common units	—	—	—
Other	—	—	(3)
Net cash provided by financing activities	57,463	10,535	1,705

Net increase (decrease) in cash and cash equivalents	26,352	124	(2)
Cash and cash equivalents—beginning of year	130	6	8
Cash and cash equivalents—end of year	$26,482	$130	$6

See accompanying notes to condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cheniere Energy Partners, L.P. (“Cheniere Partners”).

In the condensed financial statements, Cheniere Partners’ investments in affiliates are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the affiliates are recorded in the balance sheets. The gain/(loss) from operations of the affiliates is reported on a net basis as equity in net gains/(losses) of affiliates.

A substantial amount of Cheniere Partners’ operating, investing, and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Cheniere Partners’ Consolidated Financial Statements.

 NOTE 2—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Non-cash capital contributions (1)	$122,240	$198,805	$(78,947)

(1)	Amounts represent equity gains (losses) of affiliates not funded by Cheniere Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer and Chairman of the Board
Date:	March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	March 1, 2011
Charif Souki

/s/ R. KEITH TEAGUE	President and Chief Operating Officer, Director (Principal Operating Officer)	March 1, 2011
R. Keith Teague

/s/ MEG A. GENTLE	Senior Vice President & Chief Financial Officer, Director (Principal Financial Officer))	March 1, 2011
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011
Jerry D. Smith

/s/ JAMES D. BENNETT	Director	March 1, 2011
James D. Bennett

/s/ MICHAEL E. BOCK	Director	March 1, 2011
Michael E. Bock

/s/ LON MCCAIN	Director	March 1, 2011
Lon McCain

/s/ ROBERT J. SUTCLIFFE	Director	March 1, 2011
Robert J. Sutcliffe

/s/ WALTER L. WILLIAMS	Director	March 1, 2011
Walter L. Williams

/s/ DON A. TURKLESON	Director	March 1, 2011
Don A. Turkleson