Form 10-Q
period 2011-03-31
Cheniere Energy Partners, L.P.
filed 2011-05-06
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
(713) 375-5000
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 25, 2011, the issuer had 26,661,023 common units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$46,892	$53,349
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	982	1,378
Accounts receivable—affiliate	3,562	712
Advances to affiliate	1,375	3,543
LNG inventory	2,318	1,212
Prepaid expenses and other	8,288	4,727
Total current assets	118,346	78,653

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,542,278	1,550,465
Debt issuance costs, net	20,923	22,004
Other	12,404	9,976
Total assets	1,776,345	1,743,492

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	2,774	1,072
Accrued liabilities	59,459	17,848
Accrued liabilities—affiliate	4,050	5,949
Deferred revenue	26,703	26,592
Deferred revenue—affiliate	939	673
Total current liabilities	93,925	52,134

Long-term debt, net of discount	2,188,897	2,187,724
Deferred revenue	28,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	326	329
Commitments and contingencies	—	—

Partners' deficit
Common unitholders (26,531,023 units and 26,416,357 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	(78,711)	(69,191)
Subordinated unitholders (135,383,831 units issued and outstanding at March 31, 2011 and December 31, 2010)	(455,708)	(453,896)
General partner interest (2% interest with 3,304,385 units and 3,302,045 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	(13,150)	(12,921)
Total partners' deficit	(547,569)	(536,008)
Total liabilities and partners' deficit	$1,776,345	$1,743,492

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Revenues	$69,668	$66,827
Revenues—affiliate	4,782	63,951
Total revenues	74,450	130,778

Expenses
Operating and maintenance expense	5,685	8,074
Operating and maintenance expense—affiliate	2,592	3,065
Depreciation expense	10,737	10,563
Development expense	6,617	206
Development expense—affiliate	865	120
General and administrative expense	1,771	1,740
General and administrative expense—affiliate	5,056	5,273
Total expenses	33,323	29,041
Income from operations	41,127	101,737

Other income (expense)
Interest income	61	59
Interest expense, net	(43,397)	(43,477)
Derivative gain, net	—	505
Total other expense	(43,336)	(42,913)
Net income (loss)	$(2,209)	$58,824

Allocation of net income (loss):
Limited partners' interest	(2,165)	57,648
General partner's interest	(44)	1,176
Net income (loss) for partners	$(2,209)	$58,824

Basic and diluted net income (loss) per limited partner unit	$(0.01)	$0.36

Weighted average number of limited partner units outstanding used for basic and diluted net income (loss) per unit calculation:
Common units	26,531	26,416
Subordinated units	135,384	135,384
Total limited partners' units	161,915	161,800

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' AND OWNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common	Subordinated	General Partner
	Units	Units	Units	Total
Balance at December 31, 2010	$(69,191)	$(453,896)	$(12,921)	$(536,008)
Net income	(353)	(1,812)	(44)	(2,209)
Sale of common units	2,062	—	44	2,106
Distributions	(11,229)	—	(229)	(11,458)
Balance at March 31, 2011	$(78,711)	$(455,708)	$(13,150)	$(547,569)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(2,209)	$58,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,737	10,563
Non-cash derivative loss	—	84
Amortization of debt issuance costs	1,080	1,107
Amortization of debt discount	1,174	1,174
Changes in operating assets and liabilities:
Accounts and interest receivable	944	242
Accounts receivable—affiliate	(2,850)	2,901
Accounts payable and accrued liabilities	42,367	34,434
Accounts payable and accrued liabilities—affiliate	(1,902)	(1,756)
Advances to affiliate	2,169	4,117
Deferred revenue	(890)	(1,017)
Deferred revenue—affiliate	266	16
Other	(4,642)	(2,090)
Net cash provided by operating activities	46,244	108,599

Cash flows from investing activities
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
LNG terminal construction-in-process, net	(1,521)	3,663
Advances under long-term contracts	(83)	(34)
Net cash used in investing activities	(42,801)	(37,568)

Cash flows from financing activities
Distributions to unitholders	(11,458)	(70,168)
Proceeds from sale of common units	1,515	—
Other	43	—
Net cash used in financing activities	(9,900)	(70,168)

Net increase (decrease) in cash and cash equivalents	(6,457)	863
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$46,892	$118,405

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Partners”, “we”, “us” and “our” refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

We are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2010.

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 5—“Long-Term Debt”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of March 31, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of March 31, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,629,768	$1,629,427
LNG terminal construction-in-process	4,287	2,160
LNG site and related costs, net	167	170
Accumulated depreciation	(92,438)	(81,781)
Total LNG terminal costs, net	1,541,784	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	392	384
Machinery and equipment	973	964
Other	617	550
Accumulated depreciation	(1,715)	(1,636)
Total fixed assets, net	494	489
Property, plant and equipment, net	$1,542,278	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to the Sabine Pass LNG terminal totaled $10.7 million and $10.5 million for the three months ended March 31, 2011 and 2010, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Accrued Liabilities

As of March 31, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Interest expense and related debt fees	$54,929	$13,732
Affiliate	4,050	5,949
LNG liquefaction development costs	2,981	1,402
LNG terminal costs	1,035	1,953
Other	514	761
Total accrued liabilities	$63,509	$23,797

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 5—Long-Term Debt

As of March 31, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior Notes, net of discount	$2,188,897	$2,187,724

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, Sabine Pass LNG made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

 NOTE 6—Description of Equity Interests

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

The common units and general partner units have the right to receive minimum quarterly distributions of $0.425 and $0.069 per unit, respectively, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units. Subordinated units will convert into common units on a one-for-one basis when we meet financial tests specified in the partnership agreement.

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units from which the proceeds would be used primarily to fund development costs associated with the liquefaction project. As of March 31, 2011, we have sold 0.1 million common units with net proceeds of $2.1 million.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—Financial Instruments

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has in the past entered into financial derivatives on behalf of Sabine Pass LNG to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at March 31, 2011.

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

Financial Instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,638,897	1,686,015	1,637,724	1,523,083

(1)    The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2011 and December 31, 2010, as applicable.

NOTE 8—Related Party Transactions

As of March 31, 2011 and December 31, 2010, we had $1.4 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”) with Sabine Pass LNG and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere Energy, Inc. (“Cheniere”) guaranteed Cheniere Marketing's obligations under its TUA.

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC ("Cheniere Investments"), our wholly owned subsidiary, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Cheniere Investments' capacity payments is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Variable Capacity Rights Agreement

Concurrent with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement (“VCRA”) with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $4.8 million of affiliate revenue from Cheniere Marketing in the three months ended March 31, 2011 related to the VCRA.

Service Agreements

During the three months ended March 31, 2011 and 2010, we paid an aggregate of $4.7 million and $4.6 million, respectively, under the following service agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
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

Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA to Cheniere Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to monetize Cheniere Investments' capacity under the TUA after the assignment. The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and, in exchange, Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas and Sale of LNG

During the three months ended March 31, 2011 and 2010, Sabine Pass LNG purchased natural gas for fuel under an agreement with Cheniere Marketing. Under this agreement, Sabine Pass LNG purchases natural gas from Cheniere Marketing to use as fuel at the Sabine Pass LNG terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to the Sabine Pass LNG terminal. Sabine Pass LNG purchased $1.1 million and no natural gas from Cheniere Marketing under this contract in the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, Sabine Pass LNG sold $0.1 million and zero, respectively, of LNG under an agreement with Cheniere Marketing.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG received $0.3 million and $0.4 million from Cheniere Marketing pursuant to this agreement in the three months ended March 31, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Cheniere Marketing paid Tug Services $0.3 million and $0.4 million pursuant to this agreement in the three months ended March 31, 2011 and 2010, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Temporary Pipeline Compressor Agreement

In August 2010, Cheniere Investments, Total and Chevron entered into a temporary pipeline compressor agreement with Sabine Pass LNG in which they will reimburse Sabine pass LNG for the costs of installing, operating and maintaining temporary pipeline compression equipment at the Sabine Pass LNG terminal. During the three months ended March 31, 2011, Cheniere Investments reimbursed Sabine Pass LNG $0.3 million pursuant to this agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay distributions to our unitholders;

•	our expected receipt of cash distributions from Sabine Pass LNG, L.P. ("Sabine Pass LNG");

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas ("LNG") imports into North America; sales of natural gas in North America or other markets; exports of LNG from North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “contemplate,” “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, the terms “Cheniere Partners,” “we,” “our” and “us” refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering, and to certain entities under common control prior to March 26, 2007, unless otherwise stated or indicated by context.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements”. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2011 Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. The Sabine Pass LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day (“Bcf/d”) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. We are developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal.

Overview of Significant 2011 Events

In the first three months of 2011, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal and generate steady and reliable revenues under Sabine Pass LNG's long-term TUAs. The major events that have occurred in the first three months of 2011 and through the date of this Form 10-Q include the following:

•
In January 2011, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction") and Sabine Pass LNG, both subsidiaries of us, submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal; and

•	In January and February 2011, Sabine Liquefaction signed MOUs with several potential customers for bi-directional service at the Sabine Pass LNG terminal.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2011, we had $46.9 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Investments (or us, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total Gas and Power North America, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the “Sabine Pass Indenture”) before being able to make distributions to us, which will require that Sabine Pass LNG receive substantial revenues in addition to payments made under its Total and Chevron TUAs. If Sabine Pass LNG is unable to make distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of March 31, 2011, we had sold 0.1 million common units with net proceeds of $2.1 million, and additional general partner units representing a 2% general partner interest in us to Cheniere for less than $0.1 million. During the first quarter of 2011, we paid $64,000 in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal has been fully reserved under three 20-year, firm commitment TUAs.  Approximately 2.0 Bcf/d is contracted with unaffiliated third parties and approximately 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at the Sabine Pass LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party customers as follows:

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

We intend for Sabine Pass Liquefaction, LLC ("Sabine Liquefaction"), our wholly owned subsidiary, to enter into long-term, fixed-fee contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) of bi-directional LNG processing capacity per LNG Train, for a fee between $1.40 and $1.75 per MMBtu, before reaching a final investment decision regarding the development of the LNG Trains. Through the date of this filing, Sabine Liquefaction had entered into eight non-binding memoranda of understanding (“MOU”) with potential customers for the proposed bi-directional facility representing a total of up to 9.8 mtpa of capacity. Each MOU is subject to negotiation and execution of definitive agreements and certain other customary conditions and does not represent a final and binding agreement with respect to its subject matter. We are negotiating definitive agreements with these and other potential customers.

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

Sabine Liquefaction has engaged Bechtel Corporation ("Bechtel") to complete front-end engineering and design work and will negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $400 per metric ton, before financing costs. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking ("SG CIB") for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

We will contemplate making a final investment decision to commence construction of the liquefaction project upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization to construct and operate the liquefaction assets and obtaining adequate financing.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Three Months Ended
	March 31,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$46,244	$108,599
Proceeds from the sale of common units	1,515	—
LNG terminal construction-in-process, net	—	3,663
Other	43	—
Total sources of cash and cash equivalents	47,802	112,262

Uses of cash and cash equivalents
Distributions to unitholders	(11,458)	(70,168)
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Other	(1,604)	(34)
Total uses of cash and cash equivalents	(54,259)	(111,399)

Net increase (decrease) in cash and cash equivalents	(6,457)	863
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$46,892	$118,405

Operating Cash Flow

Operating cash flow decreased $62.4 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in operating cash flow primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that resulted in the TUA payments being made by Cheniere Investments, our wholly owned subsidiary, instead of being received from Cheniere Marketing. We received $62.8 million from Cheniere Marketing TUA payments in three months ended March 31, 2010, compared to no payments in the three months ended March 31, 2011.

Proceeds from the Sale of Common Units

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. For the three months ended March 31, 2011, we had received net cash proceeds of $1.5 million.

LNG Terminal Construction-In-Process, Net

For the three months ended March 31, 2010, Sabine Pass LNG received cash flow from rebates related to the construction of its LNG terminal.

Distributions to Unitholders

During the three months ended March 31, 2011 and 2010, we made $11.5 million and $70.2 million, respectively, of distributions to our common and subordinated unitholders and to our general partner. The decreased distributions to owners in the first three months of 2011 compared to the same period in 2010 is a result of the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that decreased our available cash in excess of the common unit and general partner distributions. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

Investment in Restricted Cash and Cash Equivalents

For the three months ended March 31, 2011 and 2010, we invested in $41.2 million of restricted cash and cash equivalents as a result of restrictions imposed by the Sabine Pass Indenture to fund an interest payment account with an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2011:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common and General Partner Units	Subordinated Units
February 12, 2011	October 1 - December 31, 2010	$0.425	$11,458	—

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, Sabine Pass LNG made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the three months ended March 31, 2011 and 2010, we paid an aggregate of $4.7 million and $4.6 million, respectively, under the following service agreements from restricted cash and cash equivalents.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

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

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Overall Operations

Our net income decreased $61.0 million, from net income of $58.8 million in the three months ended March 31, 2010 to net loss of $2.2 million in the three months ended March 31, 2011. This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments. Beginning July 1, 2010, our affiliate revenues reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income in 2011 was a result of increases in development expenses related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2011 as compared to 2010.

Revenues (including Affiliate Revenues)

Revenues decreased $56.3 million, from $130.8 million in the three months ended March 31, 2010 to $74.5 million in the three months ended March 31, 2011. This decrease in revenues primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, partially offset by any revenues earned under the VCRA. Beginning July 1, 2010, our Revenues-affiliate only reflect the amount of income earned under the VCRA.

Development Expense (including Affiliate Expense)

Development expense increased $7.2 million, from $0.3 million in the three months ended March 31, 2010 to $7.5 million in the three months ended March 31, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $2.8 million, from $11.1 million in the three months ended March 31, 2010 to $8.3 million in the three months ended March 31, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010. The higher fuel costs incurred in the three months ended March 31, 2010 were a result of greater fuel usage to run the equipment necessary for the regasification of Sabine Pass LNG's customer LNG and send out of natural gas from the Sabine Pass LNG terminal. In the three months ended March 31, 2011, the Sabine Pass LNG terminal primarily sent out customer LNG via export of LNG, with significantly less regasification of LNG.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer's regasification capacity reservation fees payable under its TUA. The retained 2% of LNG delivered for each customer's account at the Sabine Pass LNG terminal is recognized as revenues as Sabine Pass LNG performs the services set forth in each customer's TUA.

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

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. At March 31, 2011 and December 31, 2010, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into no financial derivative instruments.

Item 4.    Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, Sabine Pass LNG, as well as Cheniere Partners and other direct and indirect owners of Sabine Pass LNG, filed suit against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC (collectively, "Centerbridge"), asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. The case is currently pending in the 113th District Court of Harris County, Texas. Centerbridge describes itself as a significant holder of the Senior Notes. Sabine Pass LNG and its owners allege in the lawsuit that Centerbridge has published defamatory and disparaging statements about Sabine Pass LNG and its owners to third parties, including but not limited to Sabine Pass LNG's auditor and the trustee under the Senior Notes indenture. Sabine Pass LNG and its owners seek monetary damages from Centerbridge in an amount yet to be determined. Centerbridge has generally denied the claims made by Sabine Pass and its owners.

Item 6.    Exhibits

10.1
Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.2
Amendment No. 3 to LNG Services Agreement, dated February 15, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.3
Amendment No. 4 to LNG Services Agreement, dated April 1, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

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

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	May 6, 2011