Form 10-Q
period 2011-06-30
Cheniere Energy Partners, L.P.
filed 2011-08-05
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 25, 2011, the issuer had 26,931,023 common units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$55,327	$53,349
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	208	1,378
Accounts receivable—affiliate	159	712
Advances to affiliate	255	3,543
LNG inventory	437	1,212
Prepaid expenses and other	8,035	4,727
Total current assets	78,153	78,653

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,533,799	1,550,465
Debt issuance costs, net	19,831	22,004
Other	12,468	9,976
Total assets	1,726,645	1,743,492

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	403	1,072
Accrued liabilities	22,527	17,848
Accrued liabilities—affiliate	5,143	5,949
Deferred revenue	26,363	26,592
Deferred revenue—affiliate	673	673
Other	335	—
Total current liabilities	55,444	52,134

Long-term debt, net of discount	2,190,071	2,187,724
Deferred revenue	27,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	322	329
Commitments and contingencies	—	—

Partners' deficit
Common unitholders (26,931,023 units and 26,416,357 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	(84,236)	(69,191)
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2011 and December 31, 2010)	(461,333)	(453,896)
General partner interest (2% interest with 3,312,548 units and 3,302,045 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	(13,389)	(12,921)
Total partners' deficit	(558,958)	(536,008)
Total liabilities and partners' deficit	$1,726,645	$1,743,492

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Revenues	$67,177	$66,004	$136,845	$132,831
Revenues—affiliate	6,432	63,760	11,213	127,711
Total revenues	73,609	129,764	148,058	260,542

Expenses
Operating and maintenance expense	3,904	6,168	9,590	14,242
Operating and maintenance expense—affiliate	3,519	3,085	6,111	6,150
Depreciation expense	10,743	10,561	21,480	21,124
Development expense	11,163	407	17,780	613
Development expense—affiliate	958	365	1,823	485
General and administrative expense	1,430	2,059	3,201	3,799
General and administrative expense—affiliate	4,960	5,142	10,015	10,415
Total expenses	36,677	27,787	70,000	56,828
Income from operations	36,932	101,977	78,058	203,714

Other income (expense)
Interest expense, net	(43,399)	(43,648)	(86,796)	(87,125)
Derivative gain (loss), net	(448)	(44)	(448)	461
Other	47	86	108	145
Total other expense	(43,800)	(43,606)	(87,136)	(86,519)
Net income (loss)	$(6,868)	$58,371	$(9,078)	$117,195

Basic and diluted net income per common unit	$0.32	$0.43	$0.66	$0.85

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	26,754	26,416	26,592	26,416

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' AND OWNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common	Subordinated	General Partner
	Units	Units	Units	Total
Balance at December 31, 2010	$(69,191)	$(453,896)	$(12,921)	$(536,008)
Net loss	(1,459)	(7,437)	(182)	(9,078)
Sale of common units	8,978	—	175	9,153
Distributions	(22,564)	—	(461)	(23,025)
Balance at June 30, 2011	$(84,236)	$(461,333)	$(13,389)	$(558,958)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(9,078)	$117,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,480	21,124
Non-cash derivative loss	331	124
Amortization of debt issuance costs	2,173	2,654
Amortization of debt discount	2,347	2,347
Changes in operating assets and liabilities:
Accounts and interest receivable	1,170	339
Accounts receivable—affiliate	553	3,586
Accounts payable and accrued liabilities	4,671	(1,296)
Accounts payable and accrued liabilities—affiliate	(811)	(894)
Advances to affiliate	3,288	4,473
Deferred revenue	(2,229)	(2,086)
Deferred revenue—affiliate	—	(62,833)
Other	(2,540)	(312)
Net cash provided by operating activities	21,355	84,421

Cash flows from investing activities
LNG terminal construction-in-process, net	(5,390)	(1,490)
Advances under long-term contracts	(115)	(58)
Net cash used in investing activities	(5,505)	(1,548)

Cash flows from financing activities
Distributions to unitholders	(23,025)	(140,337)
Proceeds from sale of partnership units	9,153	—
Net cash used in financing activities	(13,872)	(140,337)

Net increase (decrease) in cash and cash equivalents	1,978	(57,464)
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$55,327	$60,078

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms "Cheniere Partners", "we", "us" and "our" refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 6—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of June 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of June 30, 2011 and December 31, 2010, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,629,800	$1,629,427
LNG terminal construction-in-process	6,518	2,160
LNG site and related costs, net	166	170
Accumulated depreciation	(103,105)	(81,781)
Total LNG terminal costs, net	1,533,379	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	416	384
Machinery and equipment	974	964
Other	618	550
Accumulated depreciation	(1,815)	(1,636)
Total fixed assets, net	420	489
Property, plant and equipment, net	$1,533,799	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to the Sabine Pass LNG terminal totaled $21.3 million and $20.8 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5—Accrued Liabilities

As of June 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Interest expense and related debt fees	$13,732	$13,732
Affiliate	5,143	5,949
LNG liquefaction development costs	7,588	1,402
LNG terminal costs	1,058	1,953
Other	149	761
Total accrued liabilities	$27,670	$23,797

NOTE 6—Long-Term Debt

As of June 30, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Senior Notes, net of discount	$2,190,071	$2,187,724

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011 and 2010, Sabine Pass LNG made distributions to us of $155.6 million and $211.8 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

The common units have the right to receive minimum quarterly distributions of $0.425, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units. Subordinated units will convert into common units on a one-for-one basis when we meet financial tests specified in the partnership agreement. Although common and subordinated unitholders are not obligated to fund losses of the partnership, their capital accounts, which would be considered in allocating the net assets of the partnership were it to be liquidated, continue to share in losses.

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units from which the proceeds would be used primarily to fund development costs associated with the liquefaction project. As of June 30, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $0.2 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the six months ended June 30, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

NOTE 8—Financial Instruments

Derivative Instruments

Sabine Pass LNG has entered into financial derivatives to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments at June 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives liability	$331	$—	$—	$331

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Derivatives liability reflects natural gas swap positions held by Sabine Pass LNG and are classified as other current liabilities on our Consolidated Balance Sheets. These positions were entered into to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Gains or losses in these positions are classified as derivative gain (loss), net on our Consolidated Statements of Operations. We recorded derivative gain (loss), net of ($0.4) million in the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, Sabine Pass LNG had derivative positions to hedge the exposure to variability in expected future cash flows attributable to the future sale of its LNG inventory. We recorded derivative gain (loss), net of ($0.04) million and $0.5 million related to these positions in the three and six months ended June 30, 2010, respectively.

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

Financial Instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,640,071	1,681,073	1,637,724	1,523,083

(1)    The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2011 and December 31, 2010, as applicable.

NOTE 9—Related Party Transactions

As of June 30, 2011 and December 31, 2010, we had $0.3 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement

In November 2006, Cheniere Marketing, LLC ("Cheniere Marketing") reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement ("TUA") with Sabine Pass LNG and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere Energy, Inc. ("Cheniere") guaranteed Cheniere Marketing's obligations under its TUA.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Variable Capacity Rights Agreement

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $5.5 million and $9.2 million of affiliate revenue from Cheniere Marketing in the three and six months ended June 30, 2011, respectively, related to the VCRA.

Service Agreements

During the three months ended June 30, 2011 and 2010, we paid an aggregate of $4.8 million and $4.7 million, respectively, under the following service agreements. During the six months ended June 30, 2011 and 2010, we paid an aggregate of $9.4 million and $9.3 million, respectively, under the following service agreements.

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

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement ("MSA") with its general partner, which is our wholly owned subsidiary, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the MSA to Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

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

Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA to Cheniere Investments and concurrently entered into the VCRA, allowing Cheniere Marketing to monetize Cheniere Investments' capacity under the TUA after the assignment. The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and, in exchange, Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas and Sale of LNG

Sabine Pass LNG is able to sell or purchase natural gas or LNG under an agreement with Cheniere Marketing. Under this agreement, Sabine Pass LNG purchases natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to the Sabine Pass LNG terminal.

Sabine Pass LNG purchased $1.5 million and $0.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the three months ended June 30, 2011 and 2010, respectively. Sabine Pass LNG purchased $2.6 million and $0.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the six months ended June 30, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenue of zero and $0.3 million pursuant to this agreement in the three months ended June 30, 2011 and 2010, respectively. Sabine Pass LNG recorded revenue of $0.3 million and $0.9 million pursuant to this agreement in the six months ended June 30, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenue from Cheniere Marketing of $0.7 million pursuant to this agreement in the three months ended June 30, 2011 and 2010, respectively. Tug Services recorded revenue from Cheniere

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Marketing of $1.3 million pursuant to this agreement in the six months ended June 30, 2011 and 2010, respectively.

NOTE 10—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the six months ended June 30, 2011:

			Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Unit	Common and General Partner Units	Subordinated Units
February 11, 2011	October 1, 2010 - December 31, 2010	$0.425	11,458	—
May 13, 2011	January 1, 2011 - March 31, 2011	$0.425	11,567	—

The subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distribution requirement for our common unitholders and general partner and certain reserves.  As a result of the assignment of Cheniere Marketing's TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

Net Income (Loss) per Common Unit

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two class method dictates that net income (loss) for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

Under our partnership agreement, the incentive distribution rights ("IDRs") participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two class method earnings per unit calculation for any of the periods presented.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Three Months Ended June 30, 2011
Net loss	$(6,868)
Declared distributions	11,679	11,446	—	234
Assumed allocation of undistributed net loss	(18,547)	(3,016)	(15,161)	(371)
Assumed allocation of net income (loss)		$8,430	$(15,161)	$(137)

Weighted average units outstanding		26,754	135,384
Net income (loss) per unit		$0.32	$(0.11)

Three Months Ended June 30, 2010
Net income	$58,371
Declared distributions	11,456	11,227	—	229
Assumed allocation of undistributed net income	46,915	—	45,977	938
Assumed allocation of net income		$11,227	$45,977	$1,167

Weighted average units outstanding		26,416	135,384
Net income per unit		$0.43	$0.34

Six Months Ended June 30, 2011
Net loss	$(9,078)
Declared distributions	23,246	22,781	—	465
Assumed allocation of undistributed net loss	(32,324)	(5,256)	(26,422)	(646)
Assumed allocation of net income (loss)		$17,525	$(26,422)	$(181)

Weighted average units outstanding		26,592	135,384
Net income (loss) per unit		$0.66	$(0.20)

Six Months Ended June 30, 2010
Net income	$117,195
Declared distributions	81,624	22,454	57,538	1,632
Assumed allocation of undistributed net income	35,571	—	34,860	711
Assumed allocation of net income		$22,454	$92,398	$2,343

Weighted average units outstanding		26,416	135,384
Net income per unit		$0.85	$0.68

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Historically, we presented combined earnings per limited partner unit that represented earnings attributable to both the common and subordinated units.  Prior to July 1, 2010, the earnings per common unit were the same as the combined earnings per total limited partner unit previously presented.   The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit on a historical basis for the periods indicated (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Year Ended December 31, 2010
Net income	$107,568
Declared distributions	104,538	44,910	57,538	2,090
Assumed allocation of undistributed net income	3,030	—	2,969	61
Assumed allocation of net income		$44,910	$60,507	$2,151

Weighted average units outstanding		26,416	135,384
Net income per unit		$1.70	$0.45

Three Months Ended March 31, 2011
Net loss	$(2,209)
Declared distributions	11,567	11,336	—	231
Assumed allocation of undistributed net loss	(13,776)	(2,212)	(11,288)	(276)
Assumed allocation of net income (loss)		$9,124	$(11,288)	$(45)

Weighted average units outstanding		26,416	135,384
Net income (loss) per unit		$0.35	$(0.08)

Three Months Ended March 31, 2010
Net income	$58,824
Declared distributions	70,168	11,227	57,538	1,403
Assumed allocation of undistributed net loss	(11,344)	(1,815)	(9,302)	(227)
Assumed allocation of net income		$9,412	$48,236	$1,176

Weighted average units outstanding		26,416	135,384
Net income per unit		$0.36	$0.36

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, the terms "Cheniere Partners," "we," "our" and "us" refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries effective March 26, 2007 upon the closing of its initial public offering, and to certain entities under common control prior to March 26, 2007, unless otherwise stated or indicated by context.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. "Consolidated Financial Statements". This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2011 Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. The Sabine Pass LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day ("Bcf/d") and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. We are developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal.

Overview of Significant 2011 Events

In the first six months of 2011, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal and generate steady and reliable revenues under Sabine Pass LNG's long-term TUAs. The major events that have occurred in the first six months of 2011 and through the date of this Form 10-Q include the following:

•
In January 2011, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction") and Sabine Pass LNG, our wholly owned subsidiaries, submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal; and

•
In May 2011, Sabine Liquefaction received an order from the U.S. Department of Energy ("DOE") with authorization to export domestically produced natural gas from the Sabine Pass LNG terminal as LNG to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2011, we had $55.3 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the "Sabine Pass Indenture") in order to continue to make distributions to us, which will require that Sabine Pass LNG continue to receive substantial revenues from Cheniere Energy Investments, LLC ("Cheniere Investments") or other customers in addition to payments made under its Total and Chevron TUAs.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of June 30, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $0.2 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the six months ended June 30, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

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

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was obligated to make capacity payments to Sabine Pass LNG aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, or (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to Cheniere Partners having specified levels of cash reserved for distribution to its common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments and has the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. Cheniere Marketing continues to develop its business, lacks a credit rating and may be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

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

We intend for Sabine Liquefaction to enter into long-term commercial contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) per LNG train, before reaching a final investment decision regarding the development of the LNG trains. We are negotiating definitive agreements with potential customers.

In August 2010, Sabine Liquefaction received approval from the FERC to begin the pre-filing process required to seek authorization to commence construction of the liquefaction project. In January 2011, the pre-filing period was completed and therefore Sabine Liquefaction submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In September 2010, the DOE granted Sabine Liquefaction an order authorizing Sabine Liquefaction to export up to the equivalent of approximately 800 Bcf per year (approximately 16 mtpa) of domestically produced LNG from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020. In May 2011, Sabine Liquefaction received an order from the DOE with authorization to export domestically produced natural gas to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible. Under the order, Sabine Liquefaction received long-term, multi-contract authority to export on its behalf, or as agent for others, up to the equivalent of approximately 800 Bcf per year (approximately 16 mtpa) of domestically produced natural gas as LNG. The authorization commences on the earlier of the first export or five years from the date of issuance of the authorization. The authorization is conditioned upon the satisfactory date of completion of the FERC review process and upon Sabine Liquefaction commencing export operations within seven years of the issuance of the order.

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

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

We will contemplate making a final investment decision to commence construction of the liquefaction project upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization to construct and operate the liquefaction assets and obtaining adequate financing.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Six Months Ended
	June 30,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$21,355	$84,421
Proceeds from the sale of partnership units	9,153	—
Total sources of cash and cash equivalents	30,508	84,421

Uses of cash and cash equivalents
Distributions to unitholders	(23,025)	(140,337)
LNG terminal construction-in-process, net	(5,390)	(1,490)
Other	(115)	(58)
Total uses of cash and cash equivalents	(28,530)	(141,885)

Net increase (decrease) in cash and cash equivalents	1,978	(57,464)
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$55,327	$60,078

Operating Cash Flow

Operating cash flow decreased $63.1 million for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in operating cash flow primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that resulted in the TUA payments being made by Cheniere Investments, our wholly owned subsidiary, instead of being received from Cheniere Marketing. We received $62.8 million from Cheniere Marketing TUA payments in the six months ended June 30, 2010, compared to no payments in the six months ended June 30, 2011.

Proceeds from the Sale of Partnership Units

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. For the six months ended June 30, 2011, we had received net cash proceeds of $9.0 million from the sale of common units and $0.2 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us.

Distributions to Unitholders

During the six months ended June 30, 2011 and 2010, we made $23.0 million and $140.3 million, respectively, of distributions to our common and subordinated unitholders and to our general partner. The decreased distributions to owners in the first six months of 2011 compared to the same period in 2010 is a result of the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that decreased our available cash in excess of the common unit and general partner distributions. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2011:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common and General Partner Units	Subordinated Units
February 11, 2011	October 1 - December 31, 2010	$0.425	$11,458	—
May 13, 2011	January 1, 2011 - March 31, 2011	$0.425	$11,567	—

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

On July 20, 2011, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on August 1, 2011 for the period from April 1, 2011 to June 30, 2011.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011 and 2010, Sabine Pass LNG made distributions to us of $155.6 million and $211.8 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the six months ended June 30, 2011 and 2010, we paid an aggregate of $9.4 million and $9.3 million, respectively, under the following service agreements.

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

Sabine Pass LNG Management Services Agreement

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement with its general partner, which is a wholly owned subsidiary of us, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

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

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Overall Operations

Our net income decreased $65.3 million, from net income of $58.4 million in the three months ended June 30, 2010 to net loss of $6.9 million in the three months ended June 30, 2011. This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments. Beginning July 1, 2010, our affiliate revenues reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income in 2011 was a result of increases in development expenses related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2011 as compared to 2010.

Revenues (including Affiliate Revenues)

Revenues decreased $56.2 million, from $129.8 million in the three months ended June 30, 2010 to $73.6 million in the three months ended June 30, 2011. This decrease in revenues primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, partially offset by revenues earned under the VCRA. Beginning July 1, 2010, our revenues—affiliate primarily reflects the amount of income earned under the VCRA.

Development Expense (including Affiliate Expense)

Development expense increased $11.3 million, from $0.8 million in the three months ended June 30, 2010 to $12.1 million in the three months ended June 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $1.9 million, from $9.3 million in the three months ended June 30, 2010 to $7.4 million in the three months ended ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Overall Operations

Our net income decreased $126.3 million, from net income of $117.2 million in the six months ended June 30, 2010 to net loss of $9.1 million in the six months ended June 30, 2011. This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments. Beginning July 1, 2010, our affiliate revenues reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income in 2011 was a result of increases in development expenses related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2011 as compared to 2010.

Revenues (including Affiliate Revenues)

Revenues decreased $112.4 million, from $260.5 million in the six months ended June 30, 2010 to $148.1 million in the six months ended June 30, 2011. This decrease in revenues primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, partially offset by revenues earned under the VCRA. Beginning July 1, 2010, our revenues—affiliate primarily reflects the amount of income earned under the VCRA.

Development Expense (including Affiliate Expense)

Development expense increased $18.5 million, from $1.1 million in the six months ended June 30, 2010 to $19.6 million in the six months ended June 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $4.7 million, from $20.4 million in the six months ended June 30, 2010 to $15.7 million in the six months ended ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no "off-balance sheet arrangements" that may have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Sabine Pass LNG has entered into financial derivatives to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. At June 30, 2011, Sabine Pass LNG had entered into a total of 1,155,000 million British thermal units ("MMBtu") of NYMEX natural gas swaps through July 2012, for which we will receive fixed prices of $4.741 to $5.002 per MMBtu. At June 30, 2011, the value of the derivatives was a liability of $0.3 million. We use value at risk ("VaR") and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. At June 30, 2011, the one-day VAR with a 95% confidence interval on Sabine Pass LNG's derivative positions was $0.1 million. Sabine Pass LNG had no open financial derivative instruments at December 31, 2010.

Item 4.        Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, Sabine Pass LNG, as well as Cheniere and other direct and indirect owners of Sabine Pass LNG, filed suit in the 113th District Court of Harris County, Texas against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC, asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. On June 22, 2011, the case was dismissed without prejudice by Sabine Pass LNG, as well as Cheniere and other direct and indirect owners of Sabine Pass LNG.

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

101+
The following materials from Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' and Owners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

Date:	August 5, 2011