Form 10-K/A
period 2010-12-31
Cheniere Energy Partners, L.P.
filed 2011-09-12
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2011 (the “Original Filing”) to present net income (loss) per common unit on our consolidated statements of operations and in the related disclosure found in Part II - Item 8. Financial Statements and Supplementary Data.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing other than those associated with the presentation of net income (loss) per common unit on our consolidated statements of operations and in the related disclosure. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

Background of the Restatement

In response to correspondence with the SEC, we are filing this amendment to present the earnings per common unit instead of the combined earnings per limited partner unit. For the year ended December 31, 2010, the earnings per common unit of $1.70 on our consolidated statements of operations are greater than our historical presentation of combined earnings per limited partner unit of $0.65 even though our total earnings have not changed. For the years ended December 31, 2009 and 2008, the amounts disclosed were unchanged. For more information regarding the calculation of net income (loss) per common unit, please refer to Note 16—Cash Distributions and Net Income (Loss) per Common Unit.

Internal Control Considerations

We are responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In the Original Filing, we reported in Part II—Item 9A, that our disclosure controls and procedures and our internal control over financial reporting were effective. In connection with the restatement described in Note 16 to our Consolidated Financial Statements, management identified a material weakness in our internal control over financial reporting as of the date of the Original Filing. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the net income (loss) per common unit in our Consolidated Financial Statements was presented in accordance with specific generally accepted accounting principles literature. Our disclosure controls and procedures were not designed to timely identify the effect of changes in distributions to the subordinated units on the presentation of net income (loss) per common unit. Management's revised assessment is included under Part II—Item 9A of this Amended Filing and Management's Report on Internal Control Over Financial Reporting in our Consolidated Financial Statements on page 47 of this Amended Filing.

Restatement of Other Financial Statements

In addition to this Amended Filing, we are filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. The amendment to our Quarterly Report on Form 10-Q will be filed to present our net income (loss) per common unit on our consolidated statements of operations and in the related disclosure.

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

Based on our assessment, we have concluded that Cheniere Partners' internal control over financial reporting was not effective as a result of the material weakness related to the presentation of basic and diluted net income (loss) per common unit, as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Cheniere Partners’ independent auditors, Ernst & Young LLP, have issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2010. The report of our independent registered public accounting firm is contained in this Amendment No. 1 on Form 10-K/A to our annual report for the year ended December 31, 2010.

Management’s Certifications

The certifications of Cheniere Partners’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Partners’ Form 10-K/A.

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
As discussed in Note 16, the consolidated financial statements have been restated to present net income (loss) per common unit.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011 (except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is September 12, 2011) expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Houston, Texas
March 2, 2011 except as to the presentation of basic and diluted net income (loss) per common unit discussed in Note 16
as to which the date is September 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited Cheniere Energy Partners, L.P. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cheniere Energy Partners, L.P. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our report dated March 2, 2011, we expressed an unqualified opinion that Cheniere Energy Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the presentation of basic and diluted net income (loss) per common unit existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting; to conclude that Cheniere Energy Partners, L.P. and subsidiaries internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our present opinion on the effectiveness of the Cheniere Energy Partners, L.P. and subsidiaries internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's presentation of basic and diluted net income (loss) per common unit. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' and owners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 2, 2011 (except as to the presentation of basic and diluted net income (loss) per common unit discussed in Note 16 as to which the date is September 12, 2011), which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cheniere Energy Partners, L.P. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
March 2, 2011, except for the effect of the material weakness described in the sixth paragraph above, as to which the date is September 12, 2011

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Revenues	$268,328	$163,862	$—
Revenues—affiliate	130,954	252,928	15,000
Total revenues	399,282	416,790	15,000

Expenses
Operating and maintenance expense	27,069	20,683	6,345
Operating and maintenance expense—affiliate	12,090	11,833	5,125
Depreciation expense	42,299	32,742	7,994
Development expense	8,738	—	1,184
Development expense—affiliate	1,824	—	1,158
General and administrative expense	6,190	3,722	4,843
General and administrative expense—affiliate	20,275	19,890	5,492
Total expenses	118,485	88,870	32,141

Income (loss) from operations	280,797	327,920	(17,141)

Other income (expense)
Interest income	326	930	13,778
Interest expense, net	(174,016)	(147,201)	(79,887)
Interest expense—affiliate	—	(13)	—
Derivative gain, net	461	5,277	4,653
Other	—	(1)	253
Total other expense	(173,229)	(141,008)	(61,203)

Net income (loss)	$107,568	$186,912	$(78,344)

Basic and diluted net income (loss) per common unit (restated)-see note 16	$1.70	$1.13	$(0.48)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	26,416	26,416	26,416

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

NOTE 16—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the years ended December 31, 2010, 2009 and 2008:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units
November 12, 2010	July 1 - September 30, 2010	$0.425	$—	$11,227	—	$229
August 13, 2010	April 1 - June 30, 2010	0.425	—	11,227	—	229
May 14, 2010	January 1 - March 31, 2010	0.425	0.425	11,227	57,538	1,403
February 12, 2010	October 1 - December 31, 2009	0.425	0.425	11,227	57,538	1,403
November 13, 2009	July 1 - September 30, 2009	0.425	0.425	11,227	57,538	1,403
August 14, 2009	April 1 - June 30, 2009	0.425	0.425	11,227	57,538	1,403
May 15, 2009	January 1 - March 31, 2009	0.425	0.425	11,227	57,538	1,403
February 13, 2009	October 1 - December 31, 2008	0.425	0.425	11,227	57,538	1,403
Novmber 14, 2008	July 1 - September 30, 2008	0.425	—	11,227	—	229
August 14, 2008	April 1 - June 30, 2008	0.425	—	11,227	—	229
May 15, 2008	January 1 - March 31, 2008	0.425	—	11,227	—	229

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

Net Income (Loss) per Common Unit (Restated)

In response to correspondence with the SEC, we are filing this amendment to present the earnings per common unit instead of the combined earnings per limited partner unit. For the year ended December 31, 2010, the earnings per common unit of $1.70 on our consolidated statements of operations are greater than our historical presentation of combined earnings per limited partner unit of $0.65 even though our total earnings have not changed. For the years ended December 31, 2009 and 2008, the amounts disclosed were unchanged.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Year Ended December 31, 2010
Net income	$107,568
Declared distributions	104,538	44,910	57,538	2,090
Assumed allocation of undistributed net income	3,030	—	2,969	61
Assumed allocation of net income		$44,910	$60,507	$2,151

Weighted average units outstanding		26,416	135,384
Net income per unit (restated)		$1.70	$0.45

Year Ended December 31, 2009
Net income	$186,912
Declared distributions	280,674	44,908	230,153	5,613
Assumed allocation of undistributed net loss	(93,762)	(15,002)	(76,885)	(1,875)
Assumed allocation of net income		$29,906	$153,268	$3,738

Weighted average units outstanding		26,416	135,384
Net income per unit		$1.13	$1.13

Year Ended December 31, 2008
Net loss	$(78,344)
Declared distributions, net of return of capital (1)	70,168	11,227	57,538	1,403
Assumed allocation of undistributed net loss	(148,512)	(23,762)	(121,780)	(2,970)
Assumed allocation of net loss		$(12,535)	$(64,242)	$(1,567)

Weighted average units outstanding		26,416	135,384
Net income (loss) per unit		$(0.48)	$(0.48)

(1)
$34.4 million of the declared distributions during the period were reduced as a return of capital. The Sabine Pass LNG terminal was under construction during the period and the Partnership was paying distributions from funds raised in the Cheniere Partners Offering.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010:
Revenues	$130,778	$129,764	$66,617	$72,123
Income from operations	101,737	101,977	36,374	40,709
Net income (loss)	58,824	58,371	(6,977)	(2,650)
Net income per common unit—basic and diluted (restated)	$0.36	$0.43	$0.31	$0.34
Net income per limited partner unit—basic and diluted (as originally presented)	$0.36	$0.35	$(0.04)	$(0.02)

Year ended December 31, 2009:
Revenues	$62,549	$95,695	$128,533	$130,013
Income from operations	43,396	74,282	106,367	103,875
Net income	13,588	41,951	69,501	61,872
Net income per common unit—basic and diluted	$0.08	$0.26	$0.43	$0.37
Net income per limited partner unit—basic and diluted (as originally presented)	$0.08	$0.26	$0.43	$0.37

The sum of the quarterly net income (loss) per common unit may not equal the full year amount as the computations of the weighted average common unit outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K/A, under the supervision and with the participation of our management, including our general partner's principal executive officer and principal financial officer, we have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In connection with the restatement described in Note 16 to our Consolidated Financial Statements, management identified a material weakness in our internal control over financial reporting as of the date of the Original Filing. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the net income (loss) per common unit in our Consolidated Financial Statements was presented in accordance with specific generally accepted accounting principles literature. Our disclosure controls and procedures were not designed to timely identify the effect of changes in distributions to the subordinated units on the presentation of net income (loss) per common unit. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The financial statements included in this Form 10-K/A were prepared with particular attention to the material weakness. Accordingly, management believes that our Consolidated Financial Statements and the accompanying notes included in this Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. As detailed below, we have enhanced our controls in a manner that we believe will remediate the issue that arose with respect to the material weakness.

Changes in Internal Control Over Financial Reporting

Management is committed to the remediation of the material weakness set forth above as well as the continued improvement of our overall system of internal control over financial reporting. Subsequent to the period covered by this report, management implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we have enhanced our quarterly process to highlight significant or unusual matters that may require additional accounting research. As part of our fiscal 2011 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively. Management believes the implemented controls will remediate the material weakness.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Parent Company Financial Statements for the years ended December 31, 2010, 2009 and 2008	88

(3)	Exhibits

ExhibitNo.	Description
2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

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

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ MEG A. GENTLE
Meg A. Gentle Senior Vice President and Chief Financial Officer
Date:	September 12, 2011