Form 10-Q/A
period 2011-03-31
Cheniere Energy Partners, L.P.
filed 2011-09-12
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on May 6, 2011 (the “Original Filing”) to present net income (loss) per common unit on our consolidated statements of operations and the related disclosure found in Part I. Financial Information.

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

Background of the Restatement

In response to correspondence with the SEC, we are filing this amendment to present the earnings per common unit separately from the combined earnings per limited partner unit. For the three months ended March 31, 2011, the earnings per common unit of $0.35 on our consolidated statements of operations are greater than our historical presentation of combined (loss) per limited partner unit of ($0.01) even though our total earnings (loss) have not changed. For the three months ended March 31, 2010, the amount disclosed was unchanged. For more information regarding the calculation of net income (loss) per common unit, please refer to Note 9—Cash Distributions and Net Income (Loss) per Common Unit.

Internal Control Considerations

Management has concluded that the restatement contained herein constituted a material weakness in our internal control over financial reporting as of March 31, 2011 and that our disclosure controls and procedures were ineffective as of that date. The revised assessment is included under Part I—Item 4 of this Amended Filing.

Restatement of Other Financial Statements

In addition to this Amended Filing, we are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2010. The amendment to our Annual Report on Form 10-K was filed to present our net income (loss) per common unit on our consolidated statements of operations and in the related disclosure.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Revenues	$69,668	$66,827
Revenues—affiliate	4,782	63,951
Total revenues	74,450	130,778

Expenses
Operating and maintenance expense	5,685	8,074
Operating and maintenance expense—affiliate	2,592	3,065
Depreciation expense	10,737	10,563
Development expense	6,617	206
Development expense—affiliate	865	120
General and administrative expense	1,771	1,740
General and administrative expense—affiliate	5,056	5,273
Total expenses	33,323	29,041
Income from operations	41,127	101,737

Other income (expense)
Interest income	61	59
Interest expense, net	(43,397)	(43,477)
Derivative gain, net	—	505
Total other expense	(43,336)	(42,913)
Net income (loss)	$(2,209)	$58,824

Basic and diluted net income (loss) per common unit (restated)—see note 9	$0.35	$0.36

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	26,429	26,416

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

As of March 31, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million non-current restricted cash and cash equivalents. As of March 31, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

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

NOTE 9—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distribution paid by us during the three months ended March 31, 2011:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units
February 11, 2011	October 1, 2010 - December 31, 2010	$0.425	$—	$11,229	$—	$229

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

Net Income (Loss) per Common Unit (Restated)

In response to correspondence with the SEC, we are filing this amendment to present the earnings per common unit separately from the combined earnings per limited partner unit. For the three months ended March 31, 2011, the earnings per common unit of $0.35 on our consolidated statements of operations are greater than our historical presentation of combined (loss) per limited partner unit of ($0.01) even though our total earnings (loss) have not changed. For the three months ended March 31, 2010, the amount disclosed was unchanged.

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two class method dictates that net income (loss) for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Three Months Ended March 31, 2011
Net loss	$(2,209)
Declared distributions	11,567	11,336	—	231
Assumed allocation of undistributed net loss	(13,776)	(2,212)	(11,288)	(276)
Assumed allocation of net income (loss)		$9,124	$(11,288)	$(45)

Weighted average units outstanding		26,429	135,384
Net income (loss) per unit (restated)		$0.35	$(0.08)

Three Months Ended March 31, 2010
Net income	$58,824
Declared distributions	70,168	11,227	57,538	1,403
Assumed allocation of undistributed net loss	(11,344)	(1,815)	(9,302)	(227)
Assumed allocation of net income		$9,412	$48,236	$1,176

Weighted average units outstanding		26,416	135,384
Net income per unit		$0.36	$0.36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 4.    Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, under the supervision and with the participation of our management, including our general partner's principal executive officer and principal financial officer, we have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In connection with the restatement described in Note 9 to our Consolidated Financial Statements, management identified a material weakness in our internal control over financial reporting as of the date of the Original Filing. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the net income (loss) per common unit in our Consolidated Financial Statements was presented in accordance with specific generally accepted accounting principles literature. Our disclosure controls and procedures were not designed to timely identify the effect of changes in distributions to the subordinated units on the presentation of net income (loss) per common unit.

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

The financial statements included in this Form 10-Q/A were prepared with particular attention to the material weakness. Accordingly, management believes that our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	September 12, 2011