Form 10-Q
period 2011-09-30
Cheniere Energy Partners, L.P.
filed 2011-11-07
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 25, 2011, the issuer had 31,003,154 common units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$94,498	$53,349
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	1,463	1,378
Accounts receivable—affiliate	897	712
Advances to affiliate	408	3,543
LNG inventory	1,343	1,212
LNG inventory—affiliate	3,230	—
Prepaid expenses and other	7,779	4,727
Total current assets	164,547	78,653

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,524,340	1,550,465
Debt issuance costs, net	18,726	22,004
Other	13,025	9,976
Total assets	1,803,032	1,743,492

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	1,120	1,072
Accounts payable—affiliate	3,820	—
Accrued liabilities	58,082	17,848
Accrued liabilities—affiliate	5,902	5,949
Deferred revenue	26,457	26,592
Deferred revenue—affiliate	674	673
Other	778	—
Total current liabilities	96,833	52,134

Long-term debt, net of discount	2,191,244	2,187,724
Deferred revenue	26,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	321	329
Commitments and contingencies	—	—

Partners' deficit
Common unitholders (31,003,154 units and 26,416,357 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	(38,368)	(69,191)
Subordinated unitholders (135,383,831 units issued and outstanding at September 30, 2011 and December 31, 2010)	(473,134)	(453,896)
General partner interest (2% interest with 3,395,653 units and 3,302,045 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	(12,630)	(12,921)
Total partners' deficit	(524,132)	(536,008)
Total liabilities and partners' deficit	$1,803,032	$1,743,492

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Revenues	$63,669	$65,945	$200,514	$198,776
Revenues—affiliate	1,238	672	12,452	128,382
Total revenues	64,907	66,617	212,966	327,158

Expenses
Operating and maintenance expense	6,288	5,865	15,878	20,107
Operating and maintenance expense—affiliate	2,612	3,017	8,723	9,167
Depreciation expense	10,766	10,538	32,245	31,661
Development expense	8,971	4,012	26,751	4,625
Development expense—affiliate	923	615	2,746	1,100
General and administrative expense	867	1,245	4,068	5,044
General and administrative expense—affiliate	4,957	4,951	14,973	15,366
Total expenses	35,384	30,243	105,384	87,070
Income from operations	29,523	36,374	107,582	240,088

Other income (expense)
Interest expense, net	(43,319)	(43,451)	(130,115)	(130,576)
Derivative gain (loss)	(716)	—	(1,164)	461
Other	33	100	140	246
Total other expense	(44,002)	(43,351)	(131,139)	(129,869)
Net income (loss)	$(14,479)	$(6,977)	$(23,557)	$110,219

Basic and diluted net income per common unit	$0.29	$0.31	$0.93	$1.28

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	27,408	26,416	26,867	26,416

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' AND OWNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common	Subordinated	General Partner
	Units	Units	Units	Total
Balance at December 31, 2010	$(69,191)	$(453,896)	$(12,921)	$(536,008)
Net loss	(3,848)	(19,238)	(471)	(23,557)
Sale of units	68,681	—	1,456	70,137
Distributions	(34,010)	—	(694)	(34,704)
Balance at September 30, 2011	$(38,368)	$(473,134)	$(12,630)	$(524,132)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(23,557)	$110,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,245	31,661
Non-cash derivative loss	301	124
Amortization of debt issuance costs	3,278	3,759
Amortization of debt discount	3,520	3,521
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Accounts and interest receivable	(85)	369
Accounts receivable—affiliate	(185)	3,586
Accounts payable and accrued liabilities	40,416	43,663
Accounts payable and accrued liabilities—affiliate	3,762	1,548
Advances to affiliate	3,135	2,900
Deferred revenue	(3,135)	(3,116)
Deferred revenue—affiliate	—	(62,833)
LNG inventory—affiliate	(3,230)	—
Other	(2,634)	751
Net cash provided by operating activities	12,634	94,955

Cash flows from investing activities
LNG terminal construction-in-process, net	(6,419)	(3,636)
Advances under long-term contracts and other	(722)	(36)
Net cash used in investing activities	(7,141)	(3,672)

Cash flows from financing activities
Distributions to unitholders	(34,704)	(151,793)
Proceeds from sale of partnership units	70,360	—
Affiliate payable and other	—	(4)
Net cash provided by (used in) financing activities	35,656	(151,797)

Net increase (decrease) in cash and cash equivalents	41,149	(60,514)
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$94,498	$57,028

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

We are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

As of September 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of September 30, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,637,128	$1,629,427
LNG terminal construction-in-process	486	2,160
LNG site and related costs, net	165	170
Accumulated depreciation	(113,786)	(81,781)
Total LNG terminal costs, net	1,523,993	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	416	384
Machinery and equipment	974	964
Other	630	550
Accumulated depreciation	(1,900)	(1,636)
Total fixed assets, net	347	489
Property, plant and equipment, net	$1,524,340	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to the Sabine Pass LNG terminal totaled $32.0 million and $31.3 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5—Accrued Liabilities

As of September 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Interest expense and related debt fees	$54,929	$13,732
Affiliate	5,902	5,949
LNG liquefaction development costs	1,358	1,402
LNG terminal costs	948	1,953
Other	847	761
Total accrued liabilities	$63,984	$23,797

NOTE 6—Long-Term Debt

As of September 30, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior Notes, net of discount	$2,191,244	$2,187,724

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass LNG may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2011 and 2010, Sabine Pass LNG made distributions to us of $231.7 million and $298.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units from which the proceeds are used primarily to fund development costs associated with our liquefaction project. As of September 30, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the nine months ended September 30, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. We received net proceeds of approximately $70 million that we are using for general business purposes, including development costs associated with our liquefaction project.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Financial Instruments

Derivative Instruments

We have entered into certain derivative instruments to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). Changes in the fair value of our derivatives instruments are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair value of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at September 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	$476	$—	$476
Fuel Derivatives liability (2)	$—	$777	$—	$777

(1)
LNG Inventory Derivatives asset is classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $0.5 million related to LNG Inventory Derivatives in each of the three and nine months ended September 30, 2011.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.7 million and $1.2 million related to Fuel Derivatives in the three and nine months ended September 30, 2011, respectively. We recorded derivative gain of zero and $0.5 million in the three and nine months ended September 30, 2010, respectively.

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
 Financial Instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$534,875	$550,000	$541,750
2016 Notes, net of discount (1)	1,641,244	1,530,460	1,637,724	1,523,083

(1)	The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Related Party Transactions

As of September 30, 2011 and December 31, 2010, we had $0.4 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Variable Capacity Rights Agreement

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $0.7 million and $9.8 million of revenues—affiliate from Cheniere Marketing in the three and nine months ended September 30, 2011, respectively, related to the VCRA.

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the "LNG Lease Agreement")with Cheniere Marketing that will enable Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of its LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing will fund all activities related to the purchase and hedging of the LNG, and Cheniere Investments will reimburse Cheniere Marketing for all costs and assume full price risk associated with these activities.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower of cost or market adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period lower of cost or market adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and lower of cost or market adjustments are recorded as revenues on our Consolidated Statements of Operations. At September 30, 2011, we had $3.2 million in LNG inventory—affiliate on our Consolidated Balance Sheets. During the three months ended September 30, 2011, we recorded revenues of ($5.2) million related to lower of cost or market adjustments and sales of LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments are classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded derivative revenues of $0.5 million related to LNG inventory derivatives in each of the three and nine months ended September 30, 2011.

Service Agreements

During the three months ended September 30, 2011 and 2010, we paid an aggregate of $4.8 million and $2.0 million, respectively, under the following service agreements. During the nine months ended September 30, 2011 and 2010, we paid an aggregate of $14.2 million and $11.3 million, respectively, under the following service agreements.

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

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

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

Sabine Pass LNG purchased $1.1 million and $1.2 million of natural gas and LNG from Cheniere Marketing under this agreement in the three months ended September 30, 2011 and 2010, respectively. Sabine Pass LNG purchased $3.2 million and $1.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the nine months ended September 30, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded zero revenues—affiliate pursuant to this agreement in each of the three months ended September 30, 2011 and 2010. Sabine Pass LNG recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the nine months ended September 30, 2011 and 2010, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in the three months ended September 30, 2011 and 2010. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.0 million pursuant to this agreement in each of the nine months ended September 30, 2011 and 2010.

NOTE 10—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the nine months ended September 30, 2011 (in thousands, except per unit data):

			Total Distribution
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 11, 2011	October 1 - December 31, 2010	$0.425	$11,229	$—	$229
May 13, 2011	January 1, 2011 - March 31, 2011	$0.425	$11,335	$—	$231
August 12, 2011	April 1, 2011 - June 30, 2011	$0.425	$11,446	$—	$234

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Three Months Ended September 30, 2011
Net loss	$(14,479)
Declared distributions	13,445	13,176	—	269
Assumed allocation of undistributed net loss	(27,924)	(5,099)	(22,267)	(558)
Assumed allocation of net income (loss)		$8,077	$(22,267)	$(289)

Weighted average units outstanding		27,408	135,384
Net income (loss) per unit		$0.29	$(0.16)

Three Months Ended September 30, 2010
Net loss	$(6,977)
Declared distributions	11,456	11,227	—	229
Assumed allocation of undistributed net loss	(18,433)	(2,949)	(15,115)	(369)
Assumed allocation of net income (loss)		$8,278	$(15,115)	$(140)

Weighted average units outstanding		26,416	135,384
Net income (loss) per unit		$0.31	$(0.11)

Nine Months Ended September 30, 2011
Net loss	$(23,557)
Declared distributions	36,691	35,957	—	734
Assumed allocation of undistributed net loss	(60,248)	(11,002)	(48,041)	(1,205)
Assumed allocation of net income (loss)		$24,955	$(48,041)	$(471)

Weighted average units outstanding		26,867	135,384
Net income (loss) per unit		$0.93	$(0.35)

Nine Months Ended September 30, 2010
Net income	$110,219
Declared distributions	93,080	33,681	57,538	1,861
Assumed allocation of undistributed net income	17,139	—	16,796	343
Assumed allocation of net income		$33,681	$74,334	$2,204

Weighted average units outstanding		26,416	135,384
Net income per unit		$1.28	$0.55

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$82,120	$82,340

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Significant 2011 Events

In the first nine months of 2011, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal and generate steady and reliable revenues under Sabine Pass LNG's long-term terminal use agreements ("TUAs"). The major events that have occurred in the first nine months of 2011 and through the date of this Form 10-Q include the following:

•
In January 2011, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction") and Sabine Pass LNG, our wholly owned subsidiaries, submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal.

•
In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our liquefaction project. As of September 30, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million.

•
In May 2011, Sabine Liquefaction received an order from the U.S. Department of Energy ("DOE") with authorization to export domestically produced natural gas from the Sabine Pass LNG terminal as LNG to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible.

•
In September 2011, we sold 3,000,000 common units in an underwritten public offering and 1,072,131 common units to Cheniere Common Units Holding, LLC, ("Cheniere Common Units Holding") at a price of $15.25 per common unit. We received net proceeds of approximately $70 million that we are using for general business purposes, including development costs of our expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

•
In October 2011, Sabine Liquefaction entered into its first LNG sale and purchase agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), an affiliate of BG Energy Holdings Limited, under which BG has agreed to purchase 182,500,000 MMBtu of LNG per year (approximately 3.5 mtpa).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2011, we had $94.5 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and funds generated from operations are anticipated to be sufficient to fund operating expenditures and interest requirements. Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") TUAs to allow it to meet its future operating expenditures and interest payment requirements until maturity of the 2013 Notes. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Sabine Pass Notes (the "Sabine Pass Indenture") in order to continue to make distributions to us, which will require that Sabine Pass LNG continue to receive substantial revenues from Cheniere Energy Investments, LLC ("Cheniere Investments") or other customers in addition to payments made under its Total and Chevron TUAs.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our liquefaction project. As of September 30, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $0.2 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the nine months ended September 30, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

In September 2011, we sold 3,000,000 common units in an underwritten public offering and 1,072,131 common units to Cheniere Common Units Holding LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. We received net proceeds of approximately $70 million that we are using for general business purposes, including development costs associated with our liquefaction project.

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

Liquefaction Project

In June 2010, we initiated a project to add liquefaction services at the Sabine Pass LNG terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four LNG trains, each with a nominal production capacity of approximately 4.5 mtpa. We anticipate LNG export from the Sabine Pass LNG terminal could commence as early as 2015, and may be constructed in phases, with each LNG train commencing operations approximately six to nine months after the previous LNG train.

We intend for Sabine Liquefaction to enter into long-term commercial contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) per LNG train, before reaching a final investment decision regarding the development of the LNG trains.

In October 2011, Sabine Liquefaction entered into an SPA with BG under which BG has agreed to purchase 182,500,000 MMBtu of LNG per year (approximately 3.5 mtpa). The SPA has a term of twenty years commencing upon the date of first commercial delivery, and an extension option of up to ten years. BG will pay a fixed sales charge of $2.25 per MMBtu for the full contract quantity, equivalent to approximately $410 million per year, paid ratably on a monthly basis. BG will also pay Sabine Liquefaction a contract sales price for each MMBtu of LNG delivered under the SPA of 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The SPA is subject to certain conditions precedent, including but not limited to, Sabine Liquefaction receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision to construct the liquefaction facilities.

We are negotiating additional definitive agreements with potential customers.

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

Sabine Liquefaction has engaged Bechtel Corporation ("Bechtel") to complete front-end engineering and design work and will negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $4.5 billion to $5.0 billion, before financing costs, for the first two LNG trains. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table:

	Nine Months Ended
	September 30,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$12,634	$94,955
Proceeds from the sale of partnership units	70,360	—
Total sources of cash and cash equivalents	82,994	94,955

Uses of cash and cash equivalents
Distributions to unitholders	(34,704)	(151,793)
LNG terminal construction-in-process, net	(6,419)	(3,636)
Other	(722)	(40)
Total uses of cash and cash equivalents	(41,845)	(155,469)

Net increase (decrease) in cash and cash equivalents	41,149	(60,514)
Cash and cash equivalents—beginning of period	53,349	117,542
Cash and cash equivalents—end of period	$94,498	$57,028

Operating Cash Flow

Operating cash flow decreased $82.3 million for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in operating cash flow primarily resulted from the classification of Sabine Pass LNG's investment in restricted cash and cash equivalents to fund an interest payment account as described in Investment in Restricted Cash and Cash Equivalents below.

Proceeds from the Sale of Partnership Units

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which have primarily been used to fund development costs associated with our liquefaction project. In September 2011, we sold 3,000,000 common units in an underwritten public offering and 1,072,131 common units to Cheniere Common Units Holding at a price of $15.25 per common unit. We received net proceeds of approximately $70 million that we are using for general business purposes, including development costs associated with our liquefaction project. For the nine months ended September 30, 2011, we had received net cash proceeds of $70.4 million from the sale of partnership units.

Distributions to Unitholders

During the nine months ended September 30, 2011 and 2010, we made $34.7 million and $151.8 million, respectively, of distributions to our common and subordinated unitholders and to our general partner. The decreased distributions to owners in the first nine months of 2011 compared to the same period in 2010 is a result of the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that decreased our available cash in excess of the common unit and general partner distributions. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

Investment in Restricted Cash and Cash Equivalents

Investment in restricted cash and cash equivalents primarily relates to the transfer of cash into accounts controlled by a collateral trustee for the payment of interest on the Senior Notes due within twelve months. Sabine Pass LNG's investment of $41.2 million in restricted cash and cash equivalents is presented as an investing activity in the nine months ended September 30, 2011, but as an operating activity for the nine months ended September 30, 2010. Under the terms and conditions of the Senior Notes, there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. This difference in cash flow presentation will be eliminated in November 2011 upon the payment of interest on the Senior Notes. As a result, there will be no difference in the cash flow presentation of our investment in restricted cash and cash equivalents related to this activity between the year ended December 31, 2011 and the year ended December 31, 2010.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2011:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 11, 2011	October 1 - December 31, 2010	$0.425	$11,229	—	$229
May 13, 2011	January 1, 2011 - March 31, 2011	$0.425	$11,335	—	$231
August 12, 2011	April 1, 2011 - June 30, 2011	$0.425	$11,446	—	$234

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

On October 21, 2011, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on November 1, 2011 for the period from June 1, 2011 to September 30, 2011.

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

Sabine Pass LNG may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2011 and 2010, Sabine Pass LNG made distributions to us of $231.7 million and $298.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the nine months ended September 30, 2011 and 2010, we paid an aggregate of $14.2 million and $11.3 million, respectively, under the following service agreements.

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

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Overall Operations

Our net income decreased $7.5 million, from net loss of $7.0 million in the three months ended September 30, 2010 to net loss of $14.5 million in the three months ended September 30, 2011. This decrease in net income primarily resulted from increased development expense.

Development Expense (including Affiliate Expense)

Development expense increased $5.3 million, from $4.6 million in the three months ended September 30, 2010 to $9.9 million in the three months ended September 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Overall Operations

Our net income decreased $133.8 million, from net income of $110.2 million in the nine months ended September 30, 2010 to net loss of $23.6 million in the nine months ended September 30, 2011. This decrease in net income primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments. Beginning July 1, 2010, our affiliate revenues reflects only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income in 2011 was a result of increases in development expenses related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2011 as compared to 2010.

Revenues (including Affiliate Revenues)

Revenues decreased $114.2 million, from $327.2 million in the nine months ended September 30, 2010 to $213.0 million in the nine months ended September 30, 2011. This decrease in revenues primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, partially offset by revenues earned under the VCRA. Beginning July 1, 2010, our revenues—affiliate primarily reflects the amount of income earned under the VCRA.

Development Expense (including Affiliate Expense)

Development expense increased $23.8 million, from $5.7 million in the nine months ended September 30, 2010 to $29.5 million in the nine months ended September 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $4.7 million, from $29.3 million in the nine months ended September 30, 2010 to $24.6 million in the nine months ended ended September 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Accounting for LNG Activities

Generally, we begin capitalizing the costs of an LNG terminal once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG terminals and related pipelines.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as intangible LNG assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed.

We capitalize interest and other related debt costs during the construction period of our LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of September 30, 2011 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range (per MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
Fuel Derivatives	Fixed price natural gas swaps	1,065,000	$4.352 - $5.002	October 2012	$(777)	$95
LNG Inventory Derivatives	Fixed price natural gas swaps	1,786,000	4.011 - 4.465	June 2012	476	2

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In September of this year, we restated our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 to present net income (loss) per common unit in our consolidated statements of operations and the related disclosure. Based on their evaluation, management concluded that, due to the existence of a material weakness in internal control over financial reporting in connection with the presentation of earnings per common unit separately from the combined earnings per limited partner, the company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. For additional information regarding the restatements and the material weakness identified by management, see “Item 9A. Controls and Procedures” in Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2011, and “Item 4. Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2011, both filed with the SEC on September 12, 2011.

The financial statements included in this Form 10-Q were prepared with particular attention to the material weakness. Accordingly, management believes that our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. As detailed below, we have enhanced our controls in a manner that we believe will remediate the issue that arose with respect to the material weakness.

Changes in Internal Control Over Financial Reporting

Management is committed to the remediation of the material weakness set forth above as well as the continued improvement of our overall system of internal control over financial reporting. Management implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we enhanced our quarterly process to highlight significant or unusual matters that may require additional accounting research. As part of our fiscal 2011 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively. Management believes the implemented controls will remediate the material weakness in 2011. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

10.1
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

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

101+
The following materials from Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' and Owners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

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

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

Date:	November 7, 2011