Form 10-K
period 2011-12-31
Cheniere Energy Partners, L.P.
filed 2012-02-24
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $288 million as of June 30, 2011.
The issuer had 31,003,154 common units and 135,383,831 subordinated units outstanding as of February 15, 2012.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS, L.P
TABLE OF CONTENTS

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

•
statements relating to the construction and operations of our proposed LNG liquefaction facilities, including statements concerning the completion by certain dates or at all, the costs related thereto and certain characteristics, including amounts of liquefaction capacity and storage capacity and the number of LNG trains;

•
statements that we expect to receive an order from the Federal Energy Regulatory Commission ("FERC") authorizing us to construct and operate our proposed liquefaction facilities by certain dates, or at all;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors.

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

PART I

ITEMS 1. and 2.     BUSINESS AND PROPERTIES

General

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. The Sabine Pass LNG terminal has regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two international oil companies. We are developing a project to add liquefaction capabilities at the Sabine Pass LNG terminal through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). Unless the context requires otherwise, references to "Cheniere Partners", "we", "us" and "our" refer to Cheniere Energy Partners, L.P. and its subsidiaries, including Sabine Pass LNG.

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state that occupies approximately 1/600th of its gaseous volume. LNG remains in a liquid state at -160 degrees Celsius (-260 degrees Fahrenheit) at atmospheric pressure. Liquefying natural gas allows it to be economically transported from areas of the world where natural gas is abundant and inexpensive to produce to areas where natural gas production and other imports are insufficient to meet demand. LNG is transported from liquefaction terminals to regasification facilities using oceangoing LNG vessels specifically constructed for this purpose.

LNG facilities are conventionally designed to either receive LNG or to produce LNG. The Sabine Pass LNG terminal has a receiving configuration with docks to berth LNG vessels, customized unloading arms and transfer piping, cryogenic storage tanks to temporarily store LNG that is unloaded from a vessel, and equipment that pressurizes and heats the LNG to a normal working pressure and temperature in natural gas transmission lines for delivery to markets that consume natural gas. In terminals with a production configuration, the marine, transfer and storage facilities are still required, but specialized feed gas treatment facilities and refrigeration facilities are required to cool the feed gas to its cryogenic state. In constructing the proposed liquefaction facilities at the Sabine Pass LNG terminal, we propose to take advantage of the existing marine and storage facilities that were constructed for the LNG receiving terminal, thereby saving a substantial amount of capital cost compared to the cost of constructing a greenfield facility.

Our Business Strategy
Our primary business strategy is to identify markets in which the development of marine hydrocarbon terminals presents an opportunity to develop assets based on long-term, take-or-pay type contracts. Our initial development of the Sabine Pass LNG terminal, based on contracts with Chevron U.S.A. Inc. ("Chevron") and Total Gas and Power North America, Inc. ("Total"), has provided us with the opportunity to expand the terminal to add liquefaction capabilities. We plan to implement our strategy by:

•	safely maintaining and operating the Sabine Pass LNG terminal;

•	obtaining the requisite regulatory permits and financing to reach a final investment decision on our liquefaction project;

•	expanding the Sabine Pass LNG terminal to add liquefaction capabilities;

•	contracting for feed and fuel gas for our liquefaction project;

•
utilizing the 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal held by one of our wholly owned subsidiaries, Cheniere Energy Investments, LLC ("Cheniere Investments"), for short-term and spot LNG purchases and sales until such capacity is used in connection with our liquefaction project;

•
developing business relationships for the marketing of additional long-term and short- term agreements for excess LNG volumes at the Sabine Pass LNG terminal that have not been sold to our long-term customers, and for long-term; and

•
expanding our existing asset base through acquisitions from Cheniere or third parties or our own development of our liquefaction project or complementary businesses or assets such as other LNG terminals, natural gas storage assets and natural gas pipelines.

Market Factors

Because we have entered into contracts to sell LNG from all four of the currently-planned LNG trains at the Sabine Pass LNG terminal, we anticipate that market factors affecting the U.S. natural gas market and global LNG market will have little impact on the commercial success of our liquefaction project. Similarly, we have entered into a lump-sum turnkey contract with Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") to construct the first two LNG trains of our liquefaction project. Therefore, we believe that global materials prices and labor costs will have little impact on the cost of LNG trains 1 and 2. Financing the construction of LNG trains 1 and 2 will be primarily dependent upon our ability to access capital markets at reasonable rates and our receipt of regulatory approvals. In order to construct LNG trains 3 and 4 of our liquefaction project, we may be affected by higher engineering, procurement, and construction costs, and we will again require access to capital markets at reasonable rates in order to finance construction.

Our ability to sell any seasonal quantities of LNG available from LNG trains 1, 2, 3 and 4 at the Sabine Pass LNG terminal, develop additional trains at the Sabine Pass LNG terminal, or develop other new projects is subject to a broader array of market factors, including: changes in worldwide supply and demand for natural gas, LNG and substitute products; the relative prices for natural gas, oil and substitute products in North America and international markets; economic growth in developing countries; investment in energy infrastructure; the rate of fuel switching for power generation from coal, nuclear, or oil to natural gas; and access to capital markets.

We expect global demand for natural gas to grow significantly as more nations are seeking environmentally cleaner and more abundant and reliable fuel alternatives to oil and coal. Industry sources indicate that global natural gas demand is projected to rise by over 2% per year through 2030, and global LNG demand is projected to rise at twice that rate, from 210 mtpa in 2010 to 483 mtpa in 2030. This projected increase in LNG demand is driven by a number of factors, including: continuing demand growth in Asia, the Middle East, and South America due primarily to a build-out of natural gas fired electric power generation capacity; a reduction in nuclear power generation in established LNG importing regions such as Japan and Europe; and switching from coal- and oil-fired power generation to power generated from natural gas. In addition, with continued population growth in developing countries, industrial consumption of natural gas is expected to continue to increase due to applications such as fertilizer production, which increase is also expected to be driven by fuel switching dynamics as global fertilizer producers switch from naphtha feedstock to natural gas feedstock.

While global natural gas consumption is rising internationally, natural gas production in North America has undergone a technological transformation that has resulted in a substantial increase in annual production capacity, decrease in the cost of production, and expansion of technically recoverable reserves. Technologies related to both horizontal drilling and hydraulic fracturing, which had been under development since the 1980s, have now allowed the exploration and production industry to develop unconventional reservoirs composed predominantly of shales, but also containing tight sands and coal seam methane. Unconventional reservoirs are also known as continuous reservoirs; they extend over very large geographic sections of North America. The primary obstacle in the development of these resources is not about finding the formations, but about designing optimal well placement for their most efficient exploitation. This has been greatly facilitated by new drilling technologies that permit very deep and long horizontal wells with drill bores located at single drilling sites to minimize the cycle time between wells and the environmental impact of drilling operations.

These technological improvements have significantly increased natural gas reserves and production capacity in North America; however, growth in demand for natural gas has not increased at the same rate. Since reaching a peak at over $13.00/MMBtu during 2008, natural gas prices have been on a declining trend ever since, and are now below $3.00/MMBtu. We believe that this development, coupled with global demand fundamentals and the fact that global LNG and natural gas prices have generally been linked to oil prices and relatively non-responsive to changes in aggregate natural gas supply, is a fundamental reason for Sabine Pass Liquefaction's success in entering into contracts with respect to our liquefaction project.

Our ability to continue to develop new facilities in the United States will be driven by the continued success of the North American upstream natural gas sector in exploiting new unconventional reservoirs, continuing to drive down costs and exploiting higher valued condensates and natural gas liquids in conjunction with natural gas production. Any such facilities will compete with other international LNG export projects principally on a price basis. These projects generally require development capital not only to build the marine, storage and liquefaction facilities, but also to drill wells and build processing and pipeline transportation infrastructure. Because we rely on the natural gas market and transportation infrastructure already existing in the United States, we generally require less capital expenditures and, therefore, are able to sell LNG at a lower price. Furthermore, because feed natural gas is purchased from the United States market at a Henry Hub related price, we can offer LNG for sale on an alternative price index that is not related to crude oil prices, thereby allowing our customers to realize the benefits of lower cost production in the United States while diversifying their portfolio of supply cost indices.

While development of unconventional natural gas resources in other regions may ultimately reduce demand for LNG in some markets over time, LNG serves a variety of requirements and is substantially more flexible than pipeline-delivered natural gas. We believe that this flexibility has intrinsic value beyond the price of natural gas and will continue to motivate demand even if unconventional resources are developed in regions such as Eastern Europe, China or South America.

We continue to evaluate global energy market fundamentals to identify opportunities to serve customers as needs arise, either from an importation, exportation or transportation perspective. We believe that our primary business model of entering into long-term, take-or-pay type contracts for infrastructure assets will provide a base on which to build a platform that permits the continued development of assets to serve the needs of our customers.

Sabine Pass LNG Terminal

We have constructed the Sabine Pass LNG terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. We have long-term leases for five tracts of land consisting of 1,015 acres. We are currently operating LNG receiving facilities at the terminal with regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate LNG storage capacity of approximately 16.9 Bcf. In addition, we are developing LNG liquefaction facilities at the terminal, which are designed for up to four LNG trains, each with a nominal production capacity of approximately 4.5 mtpa.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate LNG storage capacity of approximately 16.9 Bcf. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

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

In November 2006, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, reserved approximately 2.0 Bcf/d of regasification capacity under a TUA and was obligated to make capacity payments to Sabine Pass LNG aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after June 2012, or (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments and has the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. Cheniere Marketing continues to develop its business, lacks a credit rating and may be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

Liquefaction Facilities

In June 2010, we formed Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") to own, develop and operate liquefaction facilities at the Sabine Pass LNG terminal. As currently contemplated, the liquefaction facilities are designed for up to four LNG trains, each with a nominal production capacity of approximately 4.5 mtpa. We anticipate LNG exports could commence as early as 2015 with each LNG train commencing operations approximately six to nine months after the previous LNG train.

The Department of Energy ("DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 800 Bcf) per year of domestically produced LNG by vessel from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020, and another order authorizing the export of up to the equivalent of 803 Bcf per year (approximately 16 mtpa) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to non-FTA countries for a 20-year term, beginning on the earlier of the date of first export or May 20, 2016.

Sabine Pass Liquefaction has submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal, which we anticipate receiving in the first quarter of 2012.

Customers

Sabine Pass Liquefaction has entered into four LNG sale and purchase agreements ("SPA"), under which customers have committed to purchase, in aggregate, 834.0 million MMBtu of LNG per year (approximately 16 mtpa). The volume of LNG committed to be purchased by these customers represents approximately 89% of the expected nameplate liquefaction capacity that will be available upon completion of our proposed liquefaction facilities. In addition, upon completion of all four LNG trains, approximately 100 million MMBtu of LNG per year (approximately 2.0 mtpa) may be produced seasonally to be sold by Sabine Pass Liquefaction on a merchant basis. We anticipate that Sabine Pass Liquefaction will utilize Cheniere Investments' TUA capacity to provide LNG to Sabine Pass Liquefaction's customers.
In aggregate, these customers have agreed to pay Sabine Pass Liquefaction approximately $2.3 billion annually, plus an amount per MMBtu of LNG equal to 115% of the final settlement price for the New York Mercantile Exchange natural gas futures contract for the month in which the relevant cargo is scheduled. Subject to the conditions described below, sales charges will be paid by our SPA customers as follows:

•
BG Gulf Coast LNG, LLC ("BG") has agreed to purchase 286.5 million MMBtu of LNG per year (approximately 5.5 mtpa) for a fixed sales charge of (i) $2.25 per MMBtu for 182.5 million MMBtu commencing upon the date of first commercial delivery for LNG train 1, (ii) $3.00 per MMBtu for 36.5 million MMBtu commencing upon the date of first commercial delivery for LNG train 2 (the "Train 2 Tranche"), (iii) $3.00 per MMBtu for 34.0 million MMBtu commencing upon the date of first commercial delivery for LNG train 3 (the "Train 3 Tranche") and (iv) $3.00 per MMBtu for 33.5 million MMBtu commencing upon the date of first commercial delivery for LNG train 4 (the "Train 4 Tranche"), plus in each case a contract sales price for each MMBtu of LNG delivered under the SPA equal to 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The fixed sales charge is equivalent to approximately $411 million, $520 million, $622 million and $723 million per year upon completion of LNG trains 1, 2, 3 and 4, respectively, such that after completion of LNG train 4, the fixed sales charge will be a total of approximately $723 million per year;

•
Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG S.A., has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa) for a fixed sales charge of $2.49 per MMBtu for the full contract quantity, plus a contract sales price for each MMBtu of LNG delivered under the SPA equal to 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The fixed sales charge is equivalent to approximately $454 million per year, commencing upon the date of first commercial delivery for LNG train 2;

•
Korea Gas Corporation ("KOGAS") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa) for a contract sales price equal to $3.00 plus 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The fixed portion of the contract sales price is equivalent to approximately $548 million per year, commencing upon the date of first commercial delivery for LNG train 3; and

•
GAIL (India) Limited ("GAIL") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa) for a contract sales price equal to $3.00 plus 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The fixed portion of the contract sales price is equivalent to approximately $548 million per year, commencing upon the date of first commercial delivery for LNG train 4. Prior to the commencement of LNG train 4 operations, GAIL will purchase 10.4 million MMBtu of LNG per year (approximately 0.2 mtpa) commencing upon the date LNG train 2 becomes commercially operable.

During an event of force majeure declared by BG or Gas Natural Fenosa or Sabine Pass Liquefaction, BG or Gas Natural Fenosa, as applicable, will continue to be obligated to pay the relevant fixed sales charge, subject to reduction under certain circumstances, for a period of 24 months, after which time such customer may have a right to terminate its SPA.

Each SPA has a term of 20 years commencing upon the date of first commercial delivery for the applicable LNG train, and an extension option of up to ten years, or for Gas Natural Fenosa in certain circumstances, up to 12 years. Each SPA is subject to certain conditions precedent, including but not limited to, Sabine Pass Liquefaction receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision to construct the applicable LNG train. Sabine Pass Liquefaction will designate the date for the first commercial delivery of LNG for each customer within the 180-day period commencing a specified number of months after the date that the conditions precedent have been satisfied or waived.

A customer has the right to terminate its SPA if, among other events, (i) Sabine Pass Liquefaction declares an event of force majeure one or more times and the resulting interruptions total 24 or more months in any 36 month period, and such force majeure events result in a reduction of 50 percent or more in the annualized annual contract quantity of LNG available to such customer during such periods of force majeure, (ii) with respect to BG and Gas Natural Fenosa, such customer declares a force majeure event for specified circumstances and such force majeure event has continued for 24 months and has resulted in a reduction in the quantity of LNG that such customer is able to take of at least 50 percent of the annualized contract quantity, (iii) Sabine Pass Liquefaction fails to make available to such customer a specified number of cargoes during a 12-month period, (iv) an applicable LNG train has not commenced commercial operations at the Sabine Pass LNG terminal within 180 days after the date designated for first commercial delivery, (v) with respect to BG and Gas Natural Fenosa, Sabine Pass Liquefaction's authorizations to export LNG from the United States to either FTA or non-FTA countries has been withdrawn, revoked or expired, and such withdrawal, revocation or expiration does not constitute a force majeure, and with respect to GAIL, Sabine Pass Liquefaction's authorization to export LNG from the United States to non-FTA countries has expired, or (vi) with respect to BG and Gas Natural Fenosa, the specified limit on Sabine Pass Liquefaction's liability under the applicable SPA has been reached or exceeded.

Sabine Pass Liquefaction has the right to terminate a customer's SPA if, among other events, (i) any applicable guaranty provided by such customer ceases to be in effect in excess of a specified number of days, (ii) such customer or its applicable guarantor, if any, fails to execute certain agreements with financial lenders in a timely manner, (iii) with respect to GAIL and KOGAS, such customer fails to take 50 percent or more of the cargoes scheduled in any 12-month period, (iv) with respect to GAIL and KOGAS, such customer declares an event of force majeure one or more times and the resulting interruptions total 24 or months in any 36 month period, and such force majeure events result in such customer being prevented from taking 50 percent or more of the annualized annual contract quantity during such periods of force majeure, (v) such customer fails to comply with applicable trade laws or (vi) such customer violates provisions of the SPA restricting parties to which LNG can be marketed and sold.

Either a customer or Sabine Pass Liquefaction would have the right to terminate such customer's SPA if, among other events, (i) a bankruptcy event (as defined in the SPA) occurred with respect to the other party, (ii) the other party failed to pay amounts due under the SPA in excess of a specified dollar amount, (iii) the other party's business practices caused it to violate certain applicable laws or (iv) the conditions to the commencement of the 20-year term specified in the SPA were not satisfied or waived by December 31, 2012 with respect to BG (for LNG train 1) and Gas Natural Fenosa, or June 30, 2013 with respect to GAIL and KOGAS, or a later date if so agreed by the customer and Sabine Pass Liquefaction. In addition, either BG or Sabine Pass Liquefaction has the right to cancel LNG trains 2, 3 and 4 if Sabine Pass Liquefaction has not made a positive final investment decision to proceed with construction of the applicable LNG trains by June 30, 2013.

Construction
We expect to commence construction of LNG trains 1 and 2 during the first half of 2012 and begin operations in late 2015, with each LNG train commencing operations approximately six to nine months after the previous LNG train. We expect to complete our construction plan and cost estimates for LNG trains 3 and 4 by the end of 2012, begin construction by the end of the first quarter of 2013, and begin operations in 2017.

The cost to construct LNG trains 1 and 2 is currently estimated to be approximately $4.5 billion to $5.0 billion, before financing costs.  Our cost estimates are subject to change due to such items as change orders, delays in construction, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

In November 2011, Sabine Pass Liquefaction entered into a lump-sum turnkey agreement ("EPC Contract") with Bechtel, a major international engineering, procurement and construction contractor, for the procurement, engineering, design, installation, training, commissioning and placing into service of LNG trains 1 and 2 of the proposed liquefaction project. The EPC Contract provides that Sabine Pass Liquefaction will pay Bechtel a contract price of $3.9 billion, which is only subject to adjustment by change orders. Bechtel has the right, among other things, to submit change orders in the event Bechtel is adversely affected as a result of a delay in the commencement of construction beyond March 31, 2012. The EPC Contract also entitles Bechtel to a change order amending its rights and obligations to the extent it is adversely affected by any of the following: (i) a change in law, (ii) certain acts or omissions of Sabine Pass Liquefaction, (iii) force majeure, (iv) acceleration of work by Sabine Pass Liquefaction, (v) delay in delivery of insurance proceeds in the case of insured loss, (vi) suspension in work ordered by Sabine Pass Liquefaction, (vii) subsurface soil conditions materially different from those described in the geotechnical studies, (viii) discovery of hazardous materials for which Sabine Pass Liquefaction is responsible, (ix) physical damage caused by a third party not under Bechtel’s control and (x) other specified reasons in the EPC Contract. The EPC Contract entitles Sabine Pass Liquefaction to a change order unilaterally up to certain thresholds and thereafter upon request provided that agreement is reached on any changes to the contract price, project schedule, design, payment schedule, minimum acceptance criteria, performance guarantee and any other obligation of Bechtel under the EPC Contract.

In the EPC Contract, Bechtel warrants that the (i) equipment will be new (unless otherwise specified in the EPC Contract)

and of good quality, (ii) work and the equipment will meet the requirements of the EPC Contract, including good engineering and construction practices and applicable laws, codes and standards and (iii) work and the equipment will be free from encumbrances to title. Until 18 months after substantial completion of each LNG train, Bechtel will be liable to promptly correct any work that is found defective with respect to such LNG train.

If an LNG train fails to achieve 95% of the performance guarantee set forth in the EPC Contract by the applicable guaranteed substantial completion date, then substantial completion of such LNG train will not occur and Bechtel will pay delay liquidated damages. In addition, Bechtel is required to attempt for 10 months thereafter to correct the work to enable the LNG train to achieve the minimum acceptance criteria and otherwise achieve substantial completion. If the LNG train has not achieved the minimum acceptance criteria and substantial completion at the end of this 10-month period, then Sabine Pass Liquefaction will have the option of either granting Bechtel an additional 10-month correction period or declaring a default. If an LNG train has not achieved the performance guarantee within a specified period after the guaranteed substantial completion date, then Bechtel is required to pay the applicable performance liquidated damages, and if substantial completion of an LNG train occurs after the applicable guaranteed substantial completion date, Bechtel will pay Sabine Pass Liquefaction the delayed liquidated damages as defined in the EPC Contract until substantial completion of such LNG train occurs. Bechtel will be entitled to receive specified bonuses for timely substantial completion of the LNG trains.

The EPC Contract has several termination rights:

•
if Bechtel fails to timely commence the work, abandons the work, fails to materially comply with its material obligations, makes an unpermitted assignment, fails to maintain required insurance, materially disregards applicable law or applicable standards and codes, or an insolvency event occurs with respect to Bechtel or its guarantor, then Sabine Pass Liquefaction will have the right to require that Bechtel cure such default, and if Bechtel fails to cure such default, or if Bechtel or its guarantor experiences an insolvency event, Sabine Pass Liquefaction may terminate the EPC Contract;

•
Sabine Pass Liquefaction has the right to terminate the EPC Contract for its convenience, in which case Bechtel will be paid the portion of the Contract Price for the work performed, costs reasonably incurred by Bechtel on account of such termination and demobilization, and a lump sum of between $1.0 million and $2.5 million depending on the termination date if the EPC Contract is terminated prior to issuance of the notice to proceed and up to $30.0 million depending on the termination date if the EPC Contract is terminated after issuance of the notice to proceed;

•
if Sabine Pass Liquefaction fails to pay any undisputed amount, fails to materially comply with any of its material obligations, or experiences an insolvency event, then Bechtel has the right to provide written notice demanding that such default be cured, and if Sabine Pass Liquefaction fails to cure such default or Sabine Pass Liquefaction experiences an insolvency event, Bechtel may terminate the EPC Contract;

•
if one force majeure event causes suspension of a substantial portion of the work for more than 100 consecutive days or any one or more force majeure events causes suspension of a substantial portion of the work for a period exceeding 180 days in the aggregate during any continuous 24-month period, then either party may terminate the EPC Contract; or

•
if Sabine Pass Liquefaction fails to issue the notice to proceed by December 31, 2012, then either party may terminate the EPC Contract, and Bechtel will be paid costs reasonably incurred by Bechtel on account of such termination and a lump sum of $5.0 million.

Bechtel’s liability under the EPC Contract is limited as specified in the EPC Contract, except that this limit does not apply to certain indemnification obligations, to Bechtel’s title warranty, or to Bechtel’s obligation to complete all work required to ensure that each LNG train is ready to receive natural gas and produce LNG.

The cost to construct LNG trains 3 and 4 is currently estimated to be approximately $4.5 billion to $5.0 billion, before financing costs.  Sabine Pass Liquefaction has engaged Bechtel to complete front-end engineering and design work and to negotiate a lump-sum turnkey contract based on an open book estimate. Commencement of construction for LNG trains 3 and 4 is targeted during early 2013. Our cost estimates are subject to change due to such items as change orders, delays in construction, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

LNG Terminal Competition

All of the available capacity and services at the Sabine Pass LNG terminal has been fully contracted. Other LNG terminal sites that we may develop will compete for customers with other companies that are constructing and operating receiving terminals and liquefaction facilities around the world. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than we do.

Governmental Regulation

The Sabine Pass LNG terminal operations are, and liquefaction project construction and operations will be, subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating the Sabine Pass LNG terminal and constructing the liquefaction facilities, and failure to comply with such laws could result in substantial penalties. Through construction, commissioning and operations of our existing facilities, we have been in substantial compliance with all regulations discussed herein.

FERC

In order to site and construct the Sabine Pass LNG terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938, as amended ("NGA"). We will be required to obtain and maintain authorizations from the FERC to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal site. In addition, orders from the FERC authorizing construction of an LNG terminal are typically subject to specified conditions that must be satisfied throughout operation of the Sabine Pass LNG terminal. Throughout the life of the Sabine Pass LNG terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 ("EPAct") was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal. The EPAct amended the NGA to prohibit market manipulation.  The EPAct increased civil and criminal penalties for any violations of the NGA, Natural Gas Policy Act of 1978, as amended, and any rules, regulations or orders of the FERC, up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of the Sabine Pass LNG terminal and related projects, and the construction of our proposed liquefaction facilities, are also subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including: DOE, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and U.S. Department of Homeland Security.

The Sabine Pass LNG terminal is subject to U.S. Department of Transportation safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security. Moreover, the Sabine Pass LNG terminal is subject to state and local laws, rules and regulations.

Environmental Regulation

The Sabine Pass LNG terminal operations, including the proposed liquefaction facilities, are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Clean Air Act ("CAA")

The Sabine Pass LNG terminal operations, including the proposed liquefaction facilities, are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that our operations, or the construction and operations of our proposed liquefaction facilities, will be materially and adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized in 2009. This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources. An additional section, which requires reporting for all fugitive emissions throughout the Sabine Pass LNG terminal, was finalized in December 2010. In addition, Congress has considered proposed legislation directed at reducing "greenhouse gas emissions." It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act ("CZMA")

The Sabine Pass LNG terminal, including the proposed liquefaction facilities, are subject to the requirements of the CZMA throughout the construction of facilities located within the coastal zone.  The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the Railroad Commission and the General Land Office).  This program is implemented in coordination with the Department of the Army construction permitting process to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act ("CWA")

The Sabine Pass LNG terminal operations are subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act ("RCRA")

The federal RCRA and comparable state statutes govern the disposal of "hazardous wastes." In the event any hazardous wastes are generated in connection with the Sabine Pass LNG terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

The Sabine Pass LNG terminal operations, including our proposed liquefaction facilities, may be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

National Historic Preservation Act ("NHPA")

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

Employees and Labor Relations

We have no employees. We rely on our general partner to manage all aspects of the operation and maintenance of the Sabine Pass LNG terminal and the conduct of our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and to Sabine Pass LNG. As of February 15, 2012, Cheniere and its subsidiaries had 232 full-time employees, including 124 employees who directly supported the Sabine Pass LNG terminal operations. See Note 13—"Related Party Transactions" in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our common units have been publicly traded since March 21, 2007, and are traded on the NYSE Amex Equities under the symbol "CQP". Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is http://www.cheniereenergypartners.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission ("SEC") under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

We will also make available to any unitholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners, L.P, Investor Relations Department, 700 Milam Street, Suite 800, Houston, Texas 77002 or call (713) 562-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

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

Risks Relating to Our Financial Matters

Our existing level of cash resources could cause us to have inadequate liquidity and could materially and adversely affect our business, financial condition and prospects

As of December 31, 2011, we had $81.4 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, and we had $2.2 billion of total debt outstanding on a consolidated basis (before debt discounts). We incur significant interest expense relating to the assets at the Sabine Pass LNG terminal, and we anticipate needing to incur additional debt and issue equity to finance the construction of our proposed liquefaction project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access capital markets. In addition, if we do not make a final investment decision to construct LNG trains 1 and 2 by December 31, 2012, we may not be able to refinance our existing indebtedness when it matures, including the Senior Notes. Our costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs.

In order to generate needed amounts of cash, we may sell equity or equity-related securities, including additional common units. Such sales could dilute our unitholders' proportionate indirect interests in our assets, business operations and proposed liquefaction and other projects, and could adversely affect the market price of our common units.
We have pursued and are pursuing a number of alternatives in order to generate needed amounts of cash, including potential issuances and sales of additional equity or equity-related securities by us. Such sales, in one or more transactions, could dilute our unitholders' proportionate indirect interests in our assets, business operations and proposed projects, including our proposed liquefaction project. In addition, such sales, or the anticipation of such sales, could adversely affect the market price of our common units.

Our ability to generate needed amounts of cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by Chevron and Total, each of which has entered into a TUA with Sabine Pass LNG and agreed to pay us approximately $125 million annually, and, upon satisfaction of the conditions precedent to payment thereunder, by BG, Gas Natural Fenosa, GAIL and KOGAS, each of which has entered into an SPA with Sabine Pass Liquefaction and agreed to pay us approximately $723 million, $454 million, $548 million and $548 million annually, respectively. We are dependent on each customer's continued willingness and ability to perform its obligations under its contract. We are also exposed to the credit risk of any guarantor of these customers' obligations under their respective contracts in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its contract, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the contract.

Each customer's contract at the Sabine Pass LNG terminal is subject to termination under certain circumstances.

Each of Sabine Pass LNG's long-term TUAs and Sabine Pass Liquefaction's SPAs contains various termination rights. For example, each of Sabine Pass LNG's customers may terminate its TUA if the Sabine Pass LNG terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer's redelivery nominations or fails to accept and unload a specified number of the customer's proposed LNG cargoes. Each of Sabine Pass Liquefaction's customers may terminate its SPA under the circumstances described under "Items 1. and 2. Business and Properties—Sabine Pass LNG Terminal—Liquefaction Facilities—Customers." We may not be able to replace these TUAs or SPAs on desirable terms, or at all, if they are terminated.

Our ability to satisfy our payment obligations is dependent upon Cheniere Marketing satisfying its obligations to us under the VCRA.

Under the VCRA, Cheniere Marketing is required to pay for taxes and new regulatory costs incurred under the Cheniere Investments TUA. Cheniere Marketing is also required to use commercially reasonable efforts to commercialize Cheniere Investments' TUA to the extent that neither Cheniere Marketing nor Cheniere Investments is obligated to the contrary under other agreements and to pay 80% of gross margins earned from commercial activities to Cheniere Investments. Cheniere Marketing may be obligated to make additional payments to Cheniere Investments of up to a maximum of $1.6 million per year. If Cheniere Marketing fails to make payments to Cheniere Investments under the VCRA, we may not be able to continue to make distributions, which could have a material and adverse effect on the perceived value of our partnership and the market price of our common units.

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

To maintain the cryogenic readiness of the Sabine Pass LNG terminal, Sabine Pass LNG may need to purchase and process LNG. Sabine Pass LNG's TUA customers have the obligation to procure LNG if necessary for the Sabine Pass LNG terminal to maintain its cryogenic state. If they fail to do so, Sabine Pass LNG may need to procure such LNG.

Sabine Pass LNG needs to maintain the cryogenic readiness of the Sabine Pass LNG terminal. Together with Cheniere Investments, the two third-party TUA customers have the obligation to maintain minimum inventory levels, and under certain circumstances, to procure LNG to maintain the cryogenic readiness of the terminal. In the event that aggregate minimum inventory levels are not maintained, Sabine Pass LNG has the right to procure a cryogenic readiness cargo, and to the extent that the TUA customers have failed to maintain their minimum inventory levels, be reimbursed by each TUA customer for their allocable share of the LNG acquisition costs. If Sabine Pass LNG is not able to obtain financing on acceptable terms, it will need to maintain sufficient working capital for such a purchase until it receives reimbursement for the allocable costs of the LNG from its TUA customers or sells the regasified LNG. Sabine Pass LNG may also bear the commodity price and other risks of purchasing LNG, holding it in its inventory for a period of time and selling the regasified LNG.

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

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at the Sabine Pass LNG terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the Sabine Pass LNG terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and the Sabine Pass LNG terminal experienced damage.

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

The operation of the Sabine Pass LNG terminal and the design, construction and operation of our proposed liquefaction facilities, and the import and export of LNG, are highly regulated activities. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate the Sabine Pass LNG terminal and to construct and operate liquefaction facilities. Although we have obtained all of the necessary authorizations to operate the Sabine Pass LNG terminal, Sabine Pass Liquefaction will need authorization from the FERC to construct and operate our proposed liquefaction facilities. Such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction of our project to add liquefaction capacity at the Sabine Pass LNG terminal will be subject to a number of development risks, which could cause cost increases and delays or prevent completion of the project.

Key factors that may affect the timing of, and our ability to complete, the project at the Sabine Pass LNG terminal to add liquefaction capacity include, but are not limited to:

•	the issuance and/or continued availability of necessary permits, licenses and approvals from governmental agencies and third parties as are required to construct and operate liquefaction facilities;

•	the availability of sufficient financing on reasonable terms, or at all;

•	our ability to satisfy the conditions precedent in SPAs with customers by specified dates;

•	our ability to meet the conditions precedent in our construction contract with Bechtel by December 31, 2012 in order to commence construction of the first two LNG trains;

•
our ability to enter into additional satisfactory agreements with contractors and to maintain good relationships with these contractors in order to construct the proposed liquefaction facilities within the expected cost parameters, and the ability of those contractors to perform their obligations under the contracts and to maintain their creditworthiness;

•	local and general economic conditions;

•	catastrophes, such as explosions, fires and product spills;

•	resistance in the local community to the project to add liquefaction capabilities at the Sabine Pass LNG terminal;

•	labor disputes; and

•	weather conditions, such as hurricanes.

Delays in the construction of the proposed liquefaction facilities at the Sabine Pass LNG terminal beyond the estimated development periods, as well as change orders to the EPC contract with Bechtel, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the proposed liquefaction facilities are constructed (which could cause further delays). Any delay in completion of the proposed liquefaction facilities may also cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 15, 2012, Cheniere and its subsidiaries had 232 full-time employees, including 124 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We are dependent on Cheniere and its affiliates to provide services to us. If Cheniere or its affiliates are unable or unwilling to perform according to the negotiated terms and timetable of their respective agreement for any reason or terminates their agreement, we would be required to engage a substitute service provider. This could result in a significant interference with operations and increased costs.

We may not be successful in implementing our proposed business strategy to provide liquefaction capabilities at the Sabine Pass LNG terminal.

A significant element of our strategy to monetize our reserved capacity at the Sabine Pass LNG terminal is to develop liquefaction facilities at the terminal, construction of which has not yet commenced. Our proposed liquefaction facilities will require very significant financial resources, which may not be available on terms reasonably acceptable to us or at all. Our contract with Bechtel to construct the first two LNG trains requires that we secure financing in the amount of the contract price by March 31, 2012 or Bechtel has the right to submit change orders, which may result in higher costs. Our SPAs with BG, Gas Natural Fenosa, GAIL and KOGAS also contain certain conditions precedent, including, but not limited to, receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision to construct the liquefaction facilities. If these conditions are not met by December 31, 2012 with respect to BG (for LNG train 1) and Gas Natural Fenosa and June 30, 2013 with respect to GAIL and KOGAS, either party may terminate the contract. In addition, if Sabine Pass Liquefaction has not made a positive final investment decision regarding the Train 2 Tranche, the Train 3 Tranche or the Train 4 Tranche by June 30, 2013, then BG may cancel such tranche(s) that are not yet decided affirmatively. If we are unable to obtain adequate and timely financing on satisfactory terms, Bechtel, BG, Gas Natural Fenosa, GAIL and KOGAS may terminate their respective contracts with us, and we may not be able to enter into contracts with another contractor or customer on similar terms or at all.

It will take several years to construct the liquefaction facilities, and we do not expect the first LNG train to be operational until at least 2015. Even if successfully constructed, the liquefaction facilities would be subject to many of the same operating risks described herein with respect to the Sabine Pass LNG terminal. Accordingly, there are many risks associated with our proposed liquefaction facilities, and if we are not successful in implementing our business strategy, we may not be able to generate additional cash flows, which could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects.

The cost of constructing our proposed liquefaction facilities will be dependent on several items, including change orders. As a result, if completed, the actual construction cost of these facilities may be significantly higher than our current estimates, which are before financing costs and contingencies.

As construction progresses, we may decide or be forced to submit change orders to Bechtel that could result in a longer construction period and higher construction costs. Our contract with Bechtel to construct the first two LNG trains requires that we secure financing in the amount of the contract price by March 31, 2012 or Bechtel has the right to submit change orders, which may result in higher costs. As a result, any significant change orders or increases in commodity prices could increase our anticipated costs and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We are dependent on Bechtel and other contractors for the successful completion of our proposed liquefaction facilities.

Timely and cost-effective completion of our proposed LNG liquefaction facilities in compliance with agreed specifications is central to our business strategy and is highly dependent on contractors' performance under their agreements. Our contractors' ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

•	design and engineer our proposed LNG liquefaction facilities to operate in accordance with specifications;

•	engage and retain third-party subcontractors and procure equipment and supplies;

•	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

•	attract, develop and retain skilled personnel, including engineers;

•	post required construction bonds and comply with the terms thereof;

•	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

•	maintain their own financial condition, including adequate working capital.

Although some contracts may provide for liquidated damages, if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable LNG liquefaction facility, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the project or result in a contractor's unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We may not be able to purchase natural gas on economical terms or at all to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our liquefaction customers, we are required to deliver to them a specified amount of LNG at specified times. However, we may not be able to purchase sufficient quantities of natural gas to satisfy those delivery obligations, which may provide affected SPA customers with the right to terminate their SPAs. Even if we are able to purchase sufficient quantities of natural gas, our cost to do so may be greater than the price that our SPA customers have agreed to pay for LNG under their SPAs. Our failure to purchase sufficient quantities of natural gas or to purchase natural gas at prices below what our SPA customers have agreed to pay for LNG could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our use of hedging arrangements may adversely affect our future results of operations or liquidity.
To reduce our exposure to fluctuations in the price, volume and timing risk associated with the marketing of LNG and natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange ("ICE") and NYMEX, or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

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

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the regasification component of our business and the performance of our TUA customers and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The development of domestic LNG facilities and LNG projects generally is based on assumptions about the future price of natural gas and the availability of natural gas. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

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

Adverse trends or developments affecting any of these factors could result in decreases in the price of natural gas, leading to reduced development of LNG projects worldwide. Such reductions could adversely affect the regasification component of our business and the performance of our TUA customers and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

The economics of the Sabine Pass LNG terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG terminal;

•	competitive liquefaction capacity in North America, which could divert natural gas from our proposed liquefaction facilities at the Sabine Pass LNG terminal;

•	insufficient or oversupply of LNG liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

These factors could materially and adversely affect our ability, and the ability of our current and prospective customers, to procure supplies of LNG to be imported into North America and to procure customers for LNG or regasified LNG at economical prices, or at all. In addition, these factors may result in fewer LNG assets being constructed or available for acquisition by us at any given time and, therefore, limit our ability to increase distributions to unitholders.

Various economic and political factors could negatively affect the continued development of LNG facilities, including Cheniere Partners' proposed liquefaction facilities which could adversely affect our LNG business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG facility takes a number of years, requires a substantial capital investment and may be delayed by factors such as:

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

There may be shortages of LNG vessels worldwide, which could adversely affect our LNG business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our LNG business and our customers because of:

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

A terrorist or military incident involving an LNG facility or LNG carrier may result in delays in, or cancellation of, construction of new LNG facilities, including our proposed liquefaction facilities, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at the Sabine Pass LNG terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our LNG business and our customers, including their ability to satisfy their obligations to us under the commercial agreements.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Sabine Pass LNG terminal, including our proposed liquefaction facilities, are and will be subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of the Sabine Pass LNG terminal, including liquefaction facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of an LNG terminal, including a liquefaction facility, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

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

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain key personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate the Sabine Pass LNG terminal, to construct and operate liquefaction facilities and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the Sabine Pass LNG terminal construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes' effects on the construction of the Sabine Pass LNG terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition, liquidity and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue in 2012 will be dependent upon one facility, the Sabine Pass LNG terminal in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, or in the LNG industry, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

We intend to pursue acquisitions of additional LNG terminals, natural gas pipelines and related assets in the future, either directly from Cheniere or from third parties. However, Cheniere is not obligated to offer us any of these assets. If Cheniere does offer us the opportunity to purchase assets, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing for such purchase and we may not be able to obtain any required governmental and third-party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by the conflicts committee of our general partner, which may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would not result in an increase, or a sufficient increase, in our adjusted operating surplus per unit within an appropriate timeframe.

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

We will need to refinance, extend or otherwise satisfy $550.0 million of Senior Notes that mature in 2013 and $1,666.0 million of Senior Notes that mature in 2016 (together, the "Senior Notes"). We are not generally required to make principal payments on the Senior Notes prior to maturity. Our ability to refinance, extend or otherwise satisfy the Senior Notes, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend among other things on our then contracted or otherwise anticipated future cash flows available for debt service. Our TUAs with Total and Chevron, which provide substantially all of our current operating cash flows, will expire in 2029 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness.

Sabine Pass LNG may be restricted under the terms of the Sabine Pass Indenture from making distributions under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders.

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

In addition, Sabine Pass LNG will only be able to make distributions to us in the event that it could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2:1 at the time of payment and after giving pro forma effect to the distribution. Sabine Pass LNG is also prohibited under the Sabine Pass Indenture from paying distributions to us or incurring additional indebtedness upon the occurrence of any of the following events, among others:

•	a default for 30 days in the payment of interest on, or additional interest, if any, with respect to, the Senior Notes;

•	a failure to pay any principal on the Senior Notes;

•	a failure by Sabine Pass LNG to comply with various covenants in the Sabine Pass Indenture;

•	a failure to observe any other agreement in the Sabine Pass Indenture beyond any specified cure periods;

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

The fixed charge coverage ratio test contained in the Sabine Pass Indenture could prevent Sabine Pass LNG from making cash distributions. As a result, we may be prevented from making distributions to our unitholders, which could materially and adversely affect the market price of our common units.

Sabine Pass LNG is not permitted to make cash distributions if its consolidated cash flow is not at least twice its fixed charges, calculated as required in the Sabine Pass Indenture. In order to satisfy this fixed charge coverage ratio test, we estimate that Sabine Pass LNG's consolidated cash flow, as defined in the Sabine Pass Indenture, must be greater than approximately $375 million. Thus, TUA payments from Cheniere Investments are needed in addition to the TUA payments from Chevron and Total.

The fixed charge coverage ratio test contained in the Sabine Pass Indenture may not be met if Cheniere Investments' payments to Sabine Pass LNG cease to be recognizable as revenue under U.S. generally accepted accounting principles ("GAAP"), which could occur for future periods if, for example, GAAP guidelines for recognition of revenue from affiliates change or LNG trains 1 and 2 do not timely commence operations and Cheniere Investments changes its business such that it is not pursuing, and has no prospect of developing, any substantive business, thereby causing it to lack economic substance. If the fixed charge coverage ratio test is not satisfied, Sabine Pass LNG will not be permitted by the Sabine Indenture to make distributions to us.

Our ability to pay cash distributions on our units could be limited if Cheniere Marketing fails to make payments to Cheniere Investments under the VCRA, if Cheniere Investments fails to make payments to Sabine Pass LNG under its TUA, or if Sabine Pass LNG fails to make cash distributions.

Under the VCRA, Cheniere Marketing is required to pay for taxes and new regulatory costs incurred under the Cheniere Investments TUA. Cheniere Marketing is also required to use commercially reasonable efforts to commercialize Cheniere Investments' TUA to the extent that neither Cheniere Marketing nor Cheniere Investments is obligated to the contrary under other agreements and to pay 80% of gross margins earned from commercial activities to Cheniere Investments. Cheniere Marketing is obligated to make minimum payments to Cheniere Investments of up to a maximum of $1.6 million per year. If Cheniere Marketing fails to make payments to Cheniere Investments under the VCRA, we may not be able to continue to make distributions to our unitholders, which could have a material and adverse effect on the perceived value of our partnership and the market price of our common units.

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
We pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which reduces our cash available for distribution to our unitholders. These fees and expenses are payable as follows:

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
As a result of the assignment of the Cheniere Marketing TUA to Cheniere Investments in June 2010, our available cash for distributions was reduced. Therefore, we have not paid any distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010.  We may not have sufficient cash available for distributions on our subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay the initial quarterly distribution on our common units in full or at all.

We may not be able to maintain or increase the distributions on our common units unless we are able to commercialize the Cheniere Investments TUA, make accretive acquisitions or implement accretive capital expansion projects, which may require us to obtain one or more sources of funding.

We may not successfully commercialize the Cheniere Investments TUA and we may not be able to make accretive acquisitions or implement accretive capital expansion projects, including our proposed liquefaction facilities, that would result in sufficient cash flow to fully pay distributions to the subordinated unitholders and allow us to increase common unitholder distributions. To fund acquisitions or capital expansion projects, we will need to pursue a variety of sources of funding, including debt and/or equity financings. Our ability to obtain these or other types of financing will depend, in part, on factors beyond our control, such as our ability to obtain commitments from users of the facilities to be acquired or constructed, the status of various debt and equity markets at the time financing is sought and such markets' view of our industry and prospects at such time. Any restrictive lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain such financing at all. Accordingly, we may not be able to obtain financing for acquisitions or capital expansion projects on terms that are acceptable to us, if at all.

Agreements with counterparties located outside the United States could expose us to political, governmental and economic instability and effects of foreign currency exchange rate fluctuations on our counterparties.

Agreements with counterparties located outside of the United States could cause us to be affected by economic, political and governmental conditions in the countries where those counterparties are located. Any disruption caused by these factors could harm our business. Risks associated with agreements with counterparties located outside of the United States include the risks of:

•	currency fluctuations affecting our counterparties;

•	war;

•	expropriation or nationalization of assets of our counterparties;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;

•	changing laws and policies affecting trade, taxation and investment;

•	multiple taxation due to different tax structures; and

•	the general hazards associated with the assertion of sovereignty over certain areas in which our counterparties' operations are conducted.

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

Our unitholders are unable to remove our general partner without the consent of Cheniere Subsidiary Holdings, LLC, an affiliate of Cheniere, because Cheniere Subsidiary Holdings owns a sufficient number of subordinated units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units (including any units owned by our general partner and its affiliates) voting together as a single class is required to remove our general partner. Cheniere Subsidiary Holdings owns approximately 86.8% of our outstanding common and subordinated units. In addition, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

An affiliate of our general partner owns 39% of our total common units. If the subordinated units convert into common units, affiliates of our general partner will own approximately 89% of the common units. If at any time more than 80% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price not less than their then-current market price, as defined in our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of our common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units or other equity securities and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the common units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

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

Our partnership agreement effectively adopts Section 203 of the Delaware General Corporation Law ("DGCL"). Section 203 of the DGCL as it applies to us prevents an interested unitholder-defined as a person (other than our general partner and its affiliates) who owns 15% or more of our outstanding limited partner units-from engaging in business combinations with us for three years following the time such person becomes an interested unitholder unless certain approvals are obtained. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our partnership agreement could have an anti-takeover effect with respect to transactions not approved in advance by our general partner, including discouraging takeover attempts that might result in a premium over the market price for our common units.

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

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

The price of our common units may fluctuate significantly, and our unitholders could lose all or part of their investment.
The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial or other estimates by analysts;

•	future sales of our common units; and

•	other factors described in these "Risk Factors."

Affiliates of our general partner may sell common units or subordinated units, which sales could have an adverse impact on the trading price of the common units.

Sales by us or any of our affiliated unitholders of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Affiliates of Cheniere own 11,963,488 common units and 135,383,831 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. Any sales of these units could have an adverse impact on the price of the common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time.  Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units.  For example, the Obama administration and members of Congress have recently considered substantive changes to the existing federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively.  We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS was not available) for one fiscal year. Our technical termination could also result in a deferral of depreciation deductions allowable in computing our taxable income.

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

A unitholder whose common units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2011, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURE

None.
PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE Amex Equities under the symbol "CQP" commencing with our initial public offering on March 21, 2007. The table below presents the high and low daily closing sales prices per common unit, as reported by the NYSE Amex Equities, and cash distributions to common unitholders for the period indicated.

	High	Low	Cash Distributions Per Common Unit (1)	Cash Distributions Per Subordinated Unit (2)
Three Months Ended
March 31, 2011	$24.29	$15.31	$0.425	$—
June 30, 2011	19.32	16.37	0.425	—
September 30, 2011	19.46	12.07	0.425	—
December 31, 2011	18.35	12.40	0.425	—

Three Months Ended
March 31, 2010	16.38	13.28	0.425	0.425
June 30, 2010	19.1	14.14	0.425	—
September 30, 2010	19.09	16.16	0.425	—
December 31, 2010	21.31	18.69	0.425	—

(1)	We also paid cash distributions to our general partner with respect to its 2% general partner interest.

(2)
As a result of the assignment of Cheniere Marketing's TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we did not pay any distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010.

A distribution for the quarter ended December 31, 2011 of $0.425 per common unit was paid on February 14, 2012. In addition, we paid cash distributions to our general partner with respect to its 2% general partner interest.

As of February 15, 2012, we had 31,003,154 common units outstanding held by approximately 10 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Sabine Pass Indenture described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" may prohibit Sabine Pass LNG from making cash distributions to us under certain circumstances, which could limit our ability to make distributions.

Upon the closing of our initial public offering, Cheniere received 135,383,831 subordinated units. Below is a description of our cash distribution policy regarding common and subordinated units.

Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere Subsidiary Holdings, LLC owns all of the 135,383,831 subordinated units, representing 81.4% of the limited partner interests in us. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

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

•
the "adjusted operating surplus" (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

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

•
the "adjusted operating surplus" (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $2.55 (150% of the annualized initial quarterly distribution) on all of the outstanding common units, subordinated units and general partner units on a fully diluted basis; and

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

General Partner Units and Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the initial quarterly distribution and the subsequent target distribution levels have been achieved. Our general partner currently holds all of our incentive distribution rights but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement.

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

ITEM 6.        SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited consolidated financial statements for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Statement of Operations Data:
Revenues (including transactions with affiliates)	$283,790	$399,282	$416,790	$15,000	$—
Expenses (including transactions with affiliates)	139,164	118,485	88,870	32,141	12,516
Income (loss) from operations	144,626	280,797	327,920	(17,141)	(12,516)
Other income (expense)	(175,645)	(173,229)	(141,008)	(61,203)	(36,436)
Net income (loss)	(31,019)	107,568	186,912	(78,344)	(48,952)

Cash Flow Data:
Cash flows provided by (used in) operating activities	14,249	104,137	234,311	(1,156)	(640)
Cash flows provided by (used in) investing activities	(8,191)	(5,076)	92,146	(560)	(74,776)
Cash flows provided by (used in) financing activities	22,008	(163,254)	(208,922)	1,710	75,422

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$81,415	$53,349	$117,542	$7	$13
Restricted cash and cash equivalents (current)	13,732	13,732	13,732	235,985	191,179
Non-current restricted cash and cash equivalents	82,394	82,394	82,394	137,984	453,843
Non-current restricted U.S. Treasury securities	—	—	—	20,829	63,923
Property, plant and equipment, net	1,514,416	1,550,465	1,588,557	1,517,507	1,127,289
Total assets	1,737,300	1,743,492	1,859,473	1,978,835	1,904,978
Long-term debt, net of discount	2,192,418	2,187,724	2,110,101	2,107,673	2,032,000
Long-term debt—related party, net of discount	—	—	72,928	70,661	—
Long-term debt—affiliate	—	—	—	2,372	645
Deferred revenue	25,500	29,500	33,500	37,500	40,000
Deferred revenue—affiliate	12,266	9,813	7,360	4,971	2,583

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Financial Statements and Supplementary Data." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. Through our wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), we are developing a project to add liquefaction capabilities at the Sabine Pass LNG terminal.

Overview of Significant Events

In 2011, we maintained commercial operability of the Sabine Pass LNG terminal and continued to execute our strategy to generate steady and reliable revenues under Sabine Pass LNG’s long-term TUAs. Our significant accomplishments since January 1, 2011 include the following:

•
In January 2011, Sabine Pass Liquefaction and Sabine Pass LNG submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal.

•
In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which are being used for general business purposes, including to fund development costs associated with our liquefaction project. As of December 31, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million.

•
In May 2011, Sabine Pass Liquefaction received an order from the U.S. Department of Energy ("DOE") with authorization to export domestically produced natural gas from the Sabine Pass LNG terminal as LNG to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible.

•
In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding"), a wholly owned subsidiary of Cheniere, at a price of $15.25 per common unit. We received net proceeds from this offering of approximately $60 million that we are using for general business purposes, including development costs of our project to add liquefaction capacity at the Sabine Pass LNG terminal.

•
In October 2011, Sabine Pass Liquefaction entered into its first LNG sale and purchase agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), an affiliate of BG Energy Holdings Limited, under which BG agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa). This agreement was amended in January 2012 to increase the amount of LNG that BG has agreed to purchase to 286.5 million MMBtu of LNG per year (approximately 5.5 mtpa).

•
In November 2011, Sabine Pass Liquefaction entered into an SPA with Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG S.A., under which Gas Natural Fenosa has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa).

•
In November 2011, Sabine Pass Liquefaction entered into a lump sum turnkey engineering, procurement and construction ("EPC") agreement with Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") for the first two LNG trains and related facilities at the Sabine Pass LNG terminal. The agreement provides that Sabine Pass Liquefaction will pay Bechtel a contract price of $3.9 billion, which is subject to adjustment by change order.

•
In December 2011, Sabine Pass Liquefaction entered into an SPA with GAIL (India) Limited ("GAIL"), under which GAIL has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa). Prior to the commencement of LNG train 4 operations, GAIL will purchase bridge volumes of approximately 0.2 mtpa upon the commencement of operations of LNG train 2.

•	In January 2012, Sabine Pass Liquefaction entered into an SPA with Korea Gas Corporation ("KOGAS"), under which KOGAS agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2011, we had $81.4 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows from Sabine Pass LNG are anticipated to be sufficient to fund operating expenditures and interest requirements for at least the next twelve months. Regardless of whether Sabine Pass LNG receives revenues from Cheniere Investments (or us, as guarantor), Sabine Pass LNG expects to have sufficient cash flow from payments made under its Total and Chevron TUAs to allow it to meet its future operating expenditures for at least the next twelve months and interest payment requirements until maturity of the 2013 Notes. In order for us to fund our operations and make distributions to our unitholders, we are dependent on the ability of Sabine Pass LNG to make distributions to us. Sabine Pass LNG must satisfy certain restrictions under the indenture governing the Senior Notes (the "Sabine Pass Indenture") before being able to make distributions to us, which will require that Sabine Pass LNG receive substantial revenues in addition to payments made under its Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") TUAs. If Sabine Pass LNG is unable to make distributions to us, then we will likely be unable to make our anticipated future quarterly cash distributions on our units.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $0.2 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the year ended December 31, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding at a price of $15.25 per common unit. We received net proceeds of approximately $60 million from this offering that we are using for general business purposes, including development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal.

Sabine Pass LNG Terminal

Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

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

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of the TUA, (c) the termination of the VCRA by either party after June 2012, or (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments and has the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. Cheniere Marketing continues to develop its business, lacks a credit rating and may be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

Under each of the TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered for the customers account.

We are also developing proposed liquefaction facilities at the Sabine Pass LNG terminal. As currently contemplated, the liquefaction facilities are designed for up to four LNG trains, each with a nominal production capacity of approximately 4.5 mtpa. We expect to commence construction of LNG trains 1 and 2 during the first half of 2012 and begin operations in 2015, with each LNG train commencing operations approximately six to nine months after the previous LNG train. We estimate that the aggregate total cost to complete construction of the proposed liquefaction facilities will be approximately $9.0 billion to $10.0 billion, before financing costs. Our cost estimates are subject to change due to such items as change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

In November 2011, Sabine Pass Liquefaction entered into a lump-sum turnkey EPC agreement with Bechtel for construction of LNG trains 1 and 2 of our liquefaction project for $3.9 billion. The contract price is only subject to adjustment by change order, including by Bechtel if it is adversely affected as a result of a delay in the commencement of construction beyond March 31, 2012.

As of December 31, 2011, we had paid $45.9 million of development costs relating to the proposed liquefaction facilities using our cash from operations and equity proceeds from the issuance of 4.1 million common units in September 2011. We expect to finance the construction costs of the proposed liquefaction project from a combination of project financing and debt and equity offerings.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2011, 2010 and 2009. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2011	2010	2009
Sources of cash and cash equivalents
Proceeds from sale of partnership units	$70,157	$—	$—
Operating cash flow	14,249	104,137	234,311
Use of restricted cash and cash equivalents	—	—	298,673
Borrowings under long-term note—affiliate	—	—	114
Total sources of cash and cash equivalents	84,406	104,137	533,098

Uses of cash and cash equivalents
Distributions to owners	(48,149)	(163,249)	(280,675)
LNG terminal construction-in-process, net	(7,137)	(4,955)	(96,918)
Advances under long-term contracts	(1,054)	(121)	(601)
Special rights adjustment	—	—	(34,879)
Repayment of long-term note—affiliate	—	—	(2,467)
Other	—	(5)	(23)
Total uses of cash and cash equivalents	(56,340)	(168,330)	(415,563)

Net increase (decrease) in cash and cash equivalents	28,066	(64,193)	117,535
Cash and cash equivalents—beginning of year	53,349	117,542	7
Cash and cash equivalents—end of year	$81,415	$53,349	$117,542

Proceeds from sale of partnership units

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which have primarily been used to fund development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, Cheniere Partners had received $9.0 million in net proceeds from its sale of common units related to this at-the-market program.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC at a price of $15.25 per common unit. We received net cash proceeds of $70.2 million from the offering, which are being used for general business purposes, including development costs for the proposed liquefaction facilities at the Sabine Pass LNG terminal.

Operating cash flow

Operating cash flow decreased $130.2 million from 2009 to 2010. The decrease in operating cash flow primarily resulted from the June 2010 TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, that resulted in the TUA payments being made by Cheniere Investments, our wholly owned subsidiary, instead of being received from Cheniere Marketing. As a result, instead of receiving $250.2 million from Cheniere Marketing TUA payments in 2009, we received only $62.8 million from Cheniere Marketing TUA payments in 2010, resulting in a cash flow decrease of $187.4 million. This operating cash flow decrease was partially offset by obtaining a full year of TUA reservation fee payments from Total and Chevron in 2010, which resulted in $74.7 million of increased operating cash flow. The remaining $17.5 million decrease in operating cash flow resulted primarily from timing in operating and maintenance payments and increased development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal.

Operating cash flow decreased $89.9 million from 2010 to 2011 primarily as a result of the TUA assignment described above and increased development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal.

Use of restricted cash and cash equivalents

In 2009, $298.7 million of restricted cash and cash equivalents was primarily used to pay for construction activities at the Sabine Pass LNG terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes (described below) was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG terminal. Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents. The zero use of restricted cash and cash equivalents in 2010 and 2011 resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at the Sabine Pass LNG terminal in September 2008, and the substantial completion of the Sabine Pass LNG terminal’s construction activities during the third quarter of 2009.

Distributions to owners

We made $48.1 million, $163.2 million and $280.7 million of distributions to our common and subordinated unitholders and to our general partner in 2011, 2010 and 2009, respectively. The progressively decreasing amount of distributions to owners from 2009 to 2011 resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, which decreased our available cash in excess of the common unit and general partner distributions. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

LNG terminal construction-in-process, net

Capital expenditures for the Sabine Pass LNG terminal were $7.1 million, $5.0 million and $96.9 million in 2011, 2010 and 2009, respectively. The decreased amounts of capital expenditures in 2011 and 2010 compared to 2009 resulted from substantially completing construction of the Sabine Pass LNG terminal in the third quarter of 2009.

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

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the year ended December 31, 2011:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 11, 2011	October 1 - December 31, 2010	$0.425	$11,229	—	$229
May 13, 2011	January 1, 2011 - March 31, 2011	$0.425	$11,335	—	$231
August 12, 2011	April 1, 2011 - June 30, 2011	$0.425	$11,446	—	$234
November 14, 2011	July 1, 2011 - September 30, 2011	$0.425	$13,176	—	$269

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

On January 20, 2012, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on February 1, 2012 for the period from October 1, 2011 to December 31, 2011.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2011, 2010, and 2009, Sabine Pass LNG made distributions to Cheniere Partners of $313.6 million, $374.8 million and $295.7 million, respectively, to us after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the years ended December 31, 2011, 2010 and 2009, we recorded general and administrative expense—affiliate of $19.0 million, $15.9 million and $18.5 million, respectively, under the following service agreements.

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

In June 2010, Cheniere Terminals and we amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals' ability to, among other things, manage our and Sabine Pass LNG's operating and administrative expenses, monetize the 2.0 Bcf/d of regasification capacity held by Cheniere Investments and develop new projects through either internal development or acquisition to increase cash flow.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2011 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Operating lease obligations (1) (2)	$287,528	$9,647	$19,180	$19,180	$239,521
Long-term debt (excluding interest) (3)	2,215,500	—	550,000	1,665,500	—
Service contracts:
Affiliate O&M Agreement (4)	21,579	1,639	3,278	3,278	13,384
Affiliate Sabine Pass LNG MSA (4)	86,315	6,556	13,111	13,111	53,537
Affiliate services agreement (4)	184,955	10,880	21,759	21,759	130,557
Cooperative endeavor agreements (4)	12,267	2,453	4,907	4,907	—
Construction and purchase obligations (5)	1,363	1,363	—	—	—
Other obligation (6)	750	750	—	—	—
Total	$2,810,257	$33,288	$612,235	$1,727,735	$436,999

(1)	A discussion of these obligations can be found in Note 14—"Leases" of our Consolidated Financial Statements.

(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $120.3 million due in the future under non-cancelable tug boat subleases.

(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2011, our cash payments for interest would be $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014, $124.9 million in 2015 and $114.5 million in 2016 for the remaining years for a total of $690.6 million.  See Note 11—"Long-Term Debt" of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 13—"Related Party Transactions" of our Consolidated Financial Statements.

(5)	A discussion of these obligations can be found at Note 15—"Commitments and Contingencies" of our Notes to Consolidated Financial Statements.

(6)	Other obligation consists of LNG terminal security services.

Results of Operations

Overall Operations

2011 vs. 2010

Our consolidated net income decreased $138.6 million, from $107.6 million of net income in 2010 to a $31.0 million net loss in 2011. This decrease in net income primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010. Beginning July 1, 2010, our affiliate revenues reflect only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income in 2011 was a result of increases in development expenses related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2011 compared to 2010.

2010 vs. 2009

Our consolidated net income decreased $79.3 million, from net income of $186.9 million in 2009 to $107.6 million in 2010. This $79.3 million decrease in net income primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments effective July 1, 2010. Beginning July 1, 2010, our affiliate revenues reflect only tug service revenue and the amount of income earned under the VCRA from Cheniere Marketing because the affiliate revenues earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA are eliminated upon consolidation of our financial statements. In addition, the decrease in net income was a result of increases in interest expense, depreciation expense, operating expense and development expense related to our proposed liquefaction project. These decreases to net income were partially offset by decreased operating and maintenance expenses in 2010 compared to 2009.

Revenues (including Affiliate Revenues)

2011 vs. 2010

Total revenues decreased $115.5 million, from $399.3 million in 2010 to $283.8 million in 2011. This decrease primarily resulted from the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, partially offset by revenues earned under the VCRA. Beginning July 1, 2010, our affiliate revenues primarily reflect the amount of income earned under the VCRA.

2010 vs. 2009

Our revenues decreased $17.5 million, from $416.8 million in 2009 to $399.3 million in 2010.  This $17.5 million decrease primarily resulted from a decrease in affiliate revenues resulting from the TUA assignment from Cheniere Marketing to Cheniere Investments, effective July 1, 2010, partially offset by an increase in revenues resulting from the commencement of services under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Development Expense (including Affiliate Expense)

2011 vs. 2010

Development expense (including affiliate expense) increased $25.9 million, from $10.6 million in 2010 to $36.5 million in 2011. This increase resulted from costs incurred to develop our proposed liquefaction project at the Sabine Pass LNG terminal.

2010 vs. 2009

Development expense (including affiliate expense) increased $10.6 million, from zero in 2009 to $10.6 million in 2010. This increase resulted from costs incurred to develop our proposed liquefaction project at the Sabine Pass LNG terminal.

Operating and Maintenance Expense (including Affiliate Expense)

2011 vs. 2010

Operating and maintenance expense (including affiliate expense) decreased $5.5 million, from $39.2 million in 2010 to $33.7 million in 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

2010 vs. 2009

Operating and maintenance expense (including affiliate expense) increased $6.7 million, from $32.5 million in 2009 to $39.2 million in 2010. This increase primarily resulted from increased tug service costs and increased fuel costs associated with the full operability of the Sabine Pass LNG terminal during all of 2010, as compared to only part of 2009.

Interest Expense, net

2010 vs. 2009

Interest expense, net of amounts capitalized, increased $26.8 million, from $147.2 million in 2009 to $174.0 million in 2010. This increase resulted from the achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Depreciation Expense

2010 vs. 2009

Depreciation expense increased $9.6 million, from $32.7 million in 2009 to $42.3 million in 2010. This increase resulted from our beginning to depreciate the costs associated with the achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of LNG terminal projects once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG terminals and related pipelines.

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

Debt Issuance Costs
Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes. These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes
We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. At December 31, 2011, the tax basis of our assets and liabilities was $315.2 million less than the reported amounts of our assets and liabilities.

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

Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 billion cubic feet per day ("Bcf/d") of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2011, 2010 or 2009.

Asset Retirement Obligations
We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.

Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender the Sabine Pass LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG terminal.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the value of property, plant and equipment. Actual results could differ significantly from our estimates.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB's June 2011 amendment.  We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of December 31, 2011 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,065,000	$3.997 - $5.002	January 2013	$(1,415)	$84
LNG Inventory Derivatives	Fixed price natural gas swaps	1,440,000	3.124 - 4.465	June 2012	1,610	6

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners, L.P. ("Cheniere Partners") and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Cheniere Partners' system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

In September of this year, we restated our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 to present net income (loss) per common unit in our consolidated statements of operations and the related disclosure. Based on our evaluation, we concluded that, due to the existence of a material weakness in internal control over financial reporting in connection with the presentation of earnings per common unit separately from the combined earnings per limited partner, the company’s disclosure controls and procedures were not effective as of the end of the periods covered by the restated reports. For additional information regarding the restatements and the material weakness identified by management, see “Item 9A. Controls and Procedures” in Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2011, and “Item 4. Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2011, both filed with the SEC on September 12, 2011.

The financial statements included in this Form 10-K were prepared with particular attention to the material weakness. Specifically, we enhanced our quarterly process to highlight significant or unusual matters that may require additional accounting research. As part of our fiscal 2011 assessment of internal control over financial reporting, management conducted sufficient testing and evaluation of the implemented controls to ascertain they were designed and operating effectively and concluded that the implemented controls remediated the material weakness in 2011. Based on our assessment, we have concluded that Cheniere Partners' maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Cheniere Partners’ independent auditors, Ernst & Young LLP, have issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2011, which is contained in this Form 10-K.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of Cheniere Partners’ general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Partners’ Form 10-K.

Cheniere Energy Partners, L.P.

By:	Cheniere Energy Partners GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI	By:	/s/ MEG A. GENTLE
	Charif Souki		Meg A. Gentle
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' and owners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy Partners, L.P. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Houston, Texas
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC, and
Unitholders of Cheniere Energy Partners, L.P.

We have audited Cheniere Energy Partners, L.P. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cheniere Energy Partners, L.P. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cheniere Energy Partners, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' and owners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Houston, Texas
February 24, 2012

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$81,415	$53,349
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	525	1,378
Accounts receivable—affiliate	328	712
Advances to affiliate	692	3,543
LNG inventory	473	1,212
LNG inventory - affiliate	4,369	—
Prepaid expenses and other	7,976	4,727
Total current assets	109,510	78,653

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,514,416	1,550,465
Debt issuance costs, net	17,622	22,004
Other	13,358	9,976
Total assets	$1,737,300	$1,743,492
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$704	$1,072
Accounts payable—affiliate	530	—
Accrued liabilities	16,751	17,848
Accrued liabilities—affiliate	3,794	5,949
Deferred revenue	26,629	26,592
Deferred revenue—affiliate	688	673
Other	2,722	—
Total current liabilities	51,818	52,134

Long-term debt, net of discount	2,192,418	2,187,724
Deferred revenue	25,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	317	329

Commitments and contingencies

Partners' deficit
Common unitholders (31,003,154 and 26,416,357 units issued and outstanding at December 31, 2011 and 2010, respectively)	(52,774)	(69,191)
Subordinated unitholders (135,383,831 units issued and outstanding at December 31, 2011 and 2010)	(479,197)	(453,896)
General partner interest (2% interest with 3,395,653 units and 3,302,045 units issued and outstanding at December 31, 2011 and 2010, respectively)	(13,048)	(12,921)
Total partners’ deficit	(545,019)	(536,008)
Total liabilities and partners’ deficit	$1,737,300	$1,743,492

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Revenues	$269,183	$268,328	$163,862
Revenues—affiliate	14,607	130,954	252,928
Total revenues	283,790	399,282	416,790

Expenses
Operating and maintenance expense	21,827	27,069	20,683
Operating and maintenance expense—affiliate	11,918	12,090	11,833
Depreciation expense	42,943	42,299	32,742
Development expense	32,448	8,738	—
Development expense—affiliate	4,025	1,824	—
General and administrative expense	5,534	6,190	3,722
General and administrative expense—affiliate	20,469	20,275	19,890
Total expenses	139,164	118,485	88,870

Income from operations	144,626	280,797	327,920

Other income (expense)
Interest expense, net	(173,590)	(174,016)	(147,201)
Interest expense—affiliate	—	—	(13)
Derivative gain (loss), net	(2,251)	461	5,277
Other	196	326	929
Total other expense	(175,645)	(173,229)	(141,008)

Net income (loss)	$(31,019)	$107,568	$186,912

Basic and diluted net income per common unit	$1.23	$1.70	$1.13

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	27,910	26,416	26,416

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ CAPITAL (DEFICIT)
(in thousands)

	Common Units	Subordinated Units	General Partner Units	Total
Balance, December 31, 2008	$(23,520)	$(318,994)	$(9,171)	$(351,685)
Net income	29,907	153,268	3,737	186,912
Distributions	(44,909)	(230,153)	(5,613)	(280,675)
Special rights adjustment	(2,972)	(31,147)	(760)	(34,879)
Balance, December 31, 2009	(41,494)	(427,026)	(11,807)	(480,327)

Net income	17,211	88,206	2,151	107,568
Distributions	(44,908)	(115,076)	(3,265)	(163,249)
Balance, December 31, 2010	(69,191)	(453,896)	(12,921)	(536,008)

Net loss	(5,098)	(25,301)	(620)	(31,019)
Common units sold	68,701	—	1,456	70,157
Distributions	(47,186)	—	(963)	(48,149)
Balance, December 31, 2011	$(52,774)	$(479,197)	$(13,048)	$(545,019)

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(31,019)	$107,568	$186,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	42,943	42,299	32,742
Non-cash LNG inventory—-affiliate write-downs	10,600	—	—
Amortization of debt discount	4,695	4,695	4,695
Amortization of debt issuance costs	4,382	4,863	3,818
Non-cash derivative (gain) loss	(195)	124	1,106
Changes in operating assets and liabilities:
Accounts and interest receivable	853	(626)	1,526
Accounts receivable—affiliate	384	2,874	(3,167)
Accounts payable and accrued liabilities	(1,173)	3,035	(11,517)
Accounts payable and accrued liabilities—affiliate	(1,640)	2,566	2,685
Deferred revenue—affiliate	15	(62,833)	765
Deferred revenue	(3,964)	(3,864)	19,955
Advances to affiliate	2,851	1,815	(3,160)
LNG inventory—affiliate	(14,969)	—	—
Other	486	1,621	(2,049)
Net cash provided by operating activities	14,249	104,137	234,311

Cash flows from investing activities
Use of restricted cash and cash equivalents	—	—	189,665
LNG terminal construction-in-process	(7,137)	(4,955)	(96,918)
Advances under long-term contracts	(1,054)	(121)	(601)
Net cash provided by (used in) investing activities	(8,191)	(5,076)	92,146

Cash flows from financing activities
Distributions to owners	(48,149)	(163,249)	(280,675)
Proceeds from sale of partnership units	70,157	—	—
Use of (investment in) restricted cash and cash equivalents	—	—	109,008
Special rights adjustment	—	—	(34,879)
Repayment of long-term note—affiliate	—	—	(2,467)
Borrowings under long-term note—affiliate	—	—	114
Debt issuance costs	—	—	(23)
Other	—	(5)	—
Net cash provided by (used in) financing activities	22,008	(163,254)	(208,922)

Net increase (decrease) in cash and cash equivalents	28,066	(64,193)	117,535
Cash and cash equivalents—beginning of year	53,349	117,542	7
Cash and cash equivalents—end of year	$81,415	$53,349	$117,542

See accompanying notes to consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. ("Cheniere Partners") is a publicly-held limited partnership. As of December 31, 2011, Cheniere Energy, Inc. ("Cheniere") owned 88.8% of the limited partnership through its wholly owned subsidiaries, Cheniere LNG Holdings, LLC ("Holdings"), Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding"), Cheniere Subsidiary Holdings, LLC ("Subsidiary Holdings") and Cheniere Energy Partners GP, LLC ("Cheniere GP"). Cheniere Partners is a Delaware limited partnership formed on November 21, 2006 to own and operate the Sabine Pass liquefied natural gas ("LNG") terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel (the "Sabine Pass LNG terminal"). The Sabine Pass LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day ("Bcf/d") and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf. In addition, we are developing LNG liquefaction capabilities at the Sabine pass LNG terminal. Cheniere Partners and Holdings, as a selling unitholder, completed an initial public offering (the "Cheniere Partners Offering") of Cheniere Partners’ common units on March 26, 2007.

The following entities are included in the accompanying Consolidated Financial Statements:

•	Cheniere Partners;

•
Cheniere Energy Investments, LLC ("Cheniere Investments") is a Delaware limited liability company owned by Cheniere Partners and was formed on November 21, 2006 to hold 100% of the ownership interests in Sabine Pass GP and Sabine Pass LP;

•	Sabine Pass LNG-GP, LLC ("Sabine Pass GP") is a Delaware limited liability company that was initially owned by Holdings and was formed in 2004 to be the general partner of Sabine Pass LNG, L.P.;

•	Sabine Pass LNG-LP, LLC ("Sabine Pass LP") is a Delaware limited liability company that was initially owned by Holdings and was formed in 2004 to be the limited partner of Sabine Pass LNG; and

•
Sabine Pass LNG, L.P. ("Sabine Pass LNG") is a Delaware limited partnership formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, which owns the entire interest in the Sabine Pass LNG terminal. The purpose of this limited partnership is to own and operate the Sabine Pass LNG terminal.

At the closing of the Cheniere Partners Offering on March 26, 2007, the equity interests in Sabine Pass GP and Sabine Pass LP were contributed to Cheniere Investments, thereby resulting in Sabine Pass GP, Sabine Pass LP and Sabine Pass LNG becoming indirect, wholly owned subsidiaries of Cheniere Partners. From and after the closing of the Cheniere Partners Offering, Cheniere Investments and these subsidiaries are consolidated with Cheniere Partners in the accompanying consolidated financial statements. As used in these Notes to Consolidated Financial Statements, the terms "Cheniere Partners", "we", "us" and "our" refer to Cheniere Partners and its consolidated subsidiaries effective with the closing of the Cheniere Partners Offering and the foregoing entities on a combined basis (the "Combined Predecessor Entities") prior to the closing of the Cheniere Partners Offering, unless otherwise stated or indicated by context.

We are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

NOTE 2—INITIAL PUBLIC OFFERING

We and Holdings, as a selling unitholder, completed an offering of 13,500,000 Cheniere Partners common units for $21.00 per common unit on March 26, 2007. We received $98.4 million of net proceeds, after deducting the underwriting discount and structuring fee, upon issuance of 5,054,164 common units to the public in the Cheniere Partners Offering. Holdings received $164.5 million of net proceeds, after deducting the underwriting discount and structuring fee, upon its sale of 8,445,836 common units. We did not receive any proceeds from the sale of common units by Holdings. Our common units are traded on the NYSE Amex Equities under the symbol "CQP."

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Cheniere Energy Partners, L.P. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of an LNG terminal project once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG terminals and related pipelines.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Debt Issuance Costs
Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 11—"Long-Term Debt"). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes
We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. At December 31, 2011, the tax basis of our assets and liabilities was $315.2 million less than the reported amounts of our assets and liabilities.

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

Sabine Pass LNG has entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at the Sabine Pass LNG terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. We have mitigated this credit risk by securing TUAs for a significant portion of our regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2011, 2010 or 2009.

Asset Retirement Obligations

We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.

Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the Sabine Pass LNG terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender the Sabine Pass LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG terminal.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the value of property, plant and equipment. Actual results could differ significantly from those estimates.

Recent Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB's June 2011 amendment.  We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 11—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of December 31, 2011 and 2010, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2011 and 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 5—LNG INVENTORY AND LNG INVENTORY—AFFILIATE

LNG inventory and LNG inventory—affiliate are recorded at cost and are subject to lower of cost or market ("LCM") adjustments at the end of each period. LNG inventory—affiliate represents LNG inventory purchased under a related party LNG lease agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, as described in Note 13—"Related Party Transactions". LNG inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year. These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.

As of December 31, 2011 and 2010, we had $0.5 million and $1.2 million, respectively, of LNG inventory on our Consolidated Balance Sheets. During the years ended December 31, 2011, 2010 and 2009, we recognized $0.4 million, $0.3 million and zero, respectively, as a result of LCM adjustments to our LNG inventory.

As of December 31, 2011 and 2010, we had $4.4 million and zero, respectively, of LNG inventory—affiliate on our Consolidated Balance Sheets. During the years ended December 31, 2011, 2010 and 2009, we recognized $10.6 million, zero and zero, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,637,724	$1,629,427
LNG terminal construction-in-process	286	2,160
LNG site and related costs, net	163	170
Accumulated depreciation	(124,409)	(81,781)
Total LNG terminal costs, net	1,513,764	1,549,976

Fixed assets
Computer and office equipment	227	227
Vehicles	416	384
Machinery and equipment	1,068	964
Other	916	550
Accumulated depreciation	(1,975)	(1,636)
Total fixed assets, net	652	489

Property, plant and equipment, net	$1,514,416	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to the Sabine Pass LNG terminal totaled $42.6 million, $41.8 million and $32.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regasification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded as interest expense. As of December 31, 2011 and 2010, we had capitalized $17.6 million and $22.0 million (net of accumulated amortization of $21.8 million and $17.4 million), respectively, of costs directly associated with the Senior Notes.

As of December 31, 2011 (in thousands):

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(6,837)	$2,516
2016 Notes	30,057	10 years	(14,951)	15,106
Total	$39,410		$(21,788)	$17,622

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $17.6 million.

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

The fair value of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at December 31, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	$1,610	$—	$1,610
Fuel Derivatives liability (2)	—	1,415	—	1,415

(1)
LNG Inventory Derivatives asset is classified as prepaid expenses and other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $2.3 million in the year ended December 31, 2011, and zero in each of the years ended December 31, 2010 and 2009 related to LNG Inventory Derivatives.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $2.3 million and derivative gain of $0.5 million and $5.3 million related to Fuel Derivatives in the years ended December 31, 2011, 2010 and 2009, respectively.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Financial Instruments (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$555,500	$550,000	$541,750
2016 Notes, net of discount (1)	1,642,418	1,650,630	1,637,724	1,523,083

(1)
The estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2011 and 2010, as applicable.

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2011 and 2010, accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Interest and related debt fees	$13,732	$13,732
Affiliate	3,794	5,949
LNG liquefaction development costs	1,635	1,402
LNG terminal costs	1,122	1,953
Other	262	761
Total accrued liabilities (including affiliate)	$20,545	$23,797

NOTE 10—DEFERRED REVENUE

Advance Capacity Reservation Fee

In November 2004, Total Gas and Power North America, Inc. ("Total") paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron U.S.A. Inc. ("Chevron") with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2011, we had recorded $4.0 million and $25.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2010, we had recorded $4.0 million and $29.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

TUA Payments

Following the achievement of commercial operability of the Sabine Pass LNG terminal in September 2008, Sabine Pass LNG began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2009, we had recorded $62.7 million as current deferred revenue—affiliate related to Cheniere Marketing's quarterly advance capacity reservation fee payments. Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. After the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. However, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under the TUA is eliminated upon consolidation of our financial statements. As a result, we have zero current deferred revenue—affiliate related to Cheniere Investments' monthly advance capacity reservation fee payment as of December 31, 2011 and 2010.

Total and Chevron are obligated to make monthly TUA payments to Sabine Pass LNG in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2011 and 2010, we had recorded $21.1 million and $21.0 million, respectively, as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly TUA payments.

Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of its property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against its LNG terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance it any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe to Sabine Pass LNG under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2011 and 2010, we had $12.3 million and $9.8 million, respectively, of other non-current assets and non-current deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 11—LONG-TERM DEBT

As of December 31, 2011 and 2010, our long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior Notes	$2,215,500	$2,215,500
Debt discount on Senior Notes	(23,082)	(27,776)
Total long-term debt, net of discount	$2,192,418	$2,187,724

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2011 and 2010, Sabine Pass LNG made distributions of $313.6 million and $374.8 million, respectively, to us after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units from which the proceeds are used primarily to fund development costs associated with our proposed liquefaction project. As of December 31, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. In addition, we received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. During the year ended December 31, 2011, we paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding at a price of $15.25 per common unit. We received net proceeds of approximately $60 million from this offering that we are using for general business purposes, including development costs associated with our proposed liquefaction project.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13—RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010, we had $0.7 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Variable Capacity Rights Agreement
Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of Cheniere Investments' TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings, LLC in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $11.2 and $1.9 million affiliate revenue from Cheniere Marketing in 2011 and 2010, respectively, related to the VCRA.

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the "LNG Lease Agreement") with Cheniere Marketing that will enable Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of its LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing will fund all activities related to the purchase and hedging of the LNG, and Cheniere Investments will reimburse Cheniere Marketing for all costs and assume full price risk associated with these activities.

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower of cost or market adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period lower of cost or market adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and lower of cost or market adjustments are recorded as revenues on our Consolidated Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of Operations. At December 31, 2011, we had $4.4 million of LNG inventory—affiliate on our Consolidated Balance Sheets. During the year ended December 31, 2011, we recorded revenues of ($11.4) million related to lower of cost or market adjustments and sales of LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at December 31, 2011 was $1.6 million and was classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded derivative revenues of $2.3 million related to LNG inventory derivatives in the year ended December 31, 2011.

Service Agreements

During 2011, 2010 and 2009, we recorded general and administrative expense—affiliate of $19.0 million, $15.9 million and $18.5 million, respectively, under the following service agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2011 and 2010, we had $12.3 million and $9.8 million of other non-current assets and non-current deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas and LNG

Sabine Pass LNG is able to sell and purchase natural gas and LNG under an agreement with Cheniere Marketing. Under this agreement, Sabine Pass LNG purchases natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to the Sabine Pass LNG terminal.

Sabine Pass LNG recorded $4.2 million and $2.8 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the years ended December 31, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with the tug boat lease described in Note 14—"Leases", Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.7 million, $2.7 million and $2.2 million pursuant to this agreement in the years ended December 31, 2011, 2010 and 2009, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14—LEASES

During the years ended December 31, 2011, 2010 and 2009, we recognized rental expense for all operating leases of $9.2 million, $9.1 million and $7.2 million, respectively.

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2011 under the land leases and tug boat lease described below (in thousands):

Year ending December 31,	Lease Payments (2)
2012	$9,647
2013	9,590
2014	9,590
2015	9,590
2016	9,590
Later years (1)	239,521
Total minimum payments required	$287,528

(1)
The later years include the remaining initial term and six 10-year extensions of Sabine Pass LNG’s land leases and the remaining initial term and two 5-year extensions of Sabine Pass LNG’s tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for Sabine Pass LNG’s tug boat lease represent its lease payment obligation and do not take into account the $120.3 million of sublease payments Sabine Pass LNG will receive from its three TUA customers that effectively offset these lease payment obligations, as discussed below.

Land Leases

In January 2005, Sabine Pass LNG exercised its options and entered into three land leases for the site of the Sabine Pass LNG terminal.  The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million.  In November and December 2011, we entered into two additional land leases, thereby increasing the total acreage under lease to 1,015 acres and increasing the annual lease payments by $0.4 million. The annual lease payments are adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. We recognized $1.8 million, $1.7 million and $1.5 million of site lease expense on our Consolidated Statements of Operations in 2011, 2010 and 2009, respectively.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15—COMMITMENTS AND CONTINGENCIES

LNG Commitments

Sabine Pass LNG has entered into third-party TUAs with Total and Chevron to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Bechtel EPC Contract

In November 2011, Sabine Pass Liquefaction entered into a lump sum turnkey agreement with Bechtel for the engineering, procurement and construction of the first two LNG trains and related facilities at the Sabine Pass LNG terminal (the "EPC Contract"), with each LNG train having a nominal capacity of approximately 4.5 mtpa. The contract provides that Sabine Pass Liquefaction will pay Bechtel a contract price of $3.9 billion, which is subject to adjustment by change order.  Sabine Pass Liquefaction has the right to terminate the EPC Contract for its convenience, in which case Bechtel will be paid (i) the portion of the contract price for the work performed, (ii) costs reasonably incurred by Bechtel on account of such termination and demobilization, and (iii) a lump sum of between $1,000,000 and $2,500,000 depending on the termination date if the EPC Contract is terminated prior to issuance of the notice to proceed and up to $30,000,000 depending on the termination date if the EPC Contract is terminated after issuance of the notice to proceed.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 13—"Related Party Transactions" for information regarding such agreements.

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

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay or cause certain of its affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. In 2003, Freeport LNG Development, L.P. ("Freeport LNG") contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty, are being litigated in a breach of contract and declaratory judgment action pending in Texas state court.

Restricted Net Assets

At December 31, 2011, our restricted net assets of consolidated subsidiaries were approximately ($644.8) million.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Other Commitments

State Tax Sharing Agreement

In November 2006, Sabine Pass LNG and Cheniere entered into a State Tax Sharing Agreement. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and Sabine Pass LNG are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, Sabine Pass LNG will pay to Cheniere an amount equal to the Texas franchise tax that Sabine Pass LNG would be required to pay if its Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that Cheniere and Sabine Pass LNG are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2011, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements ("CEAs")

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 13—“Related Party Transactions” for information regarding such agreements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2011, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest, net of amounts capitalized	$164,513	$164,793	$138,659

NOTE 17—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the years ended December 31, 2011, 2010 and 2009:

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units
November 14, 2011	July 1 - September 30, 2011	$0.425	$—	$13,176	—	$269
August 12, 2011	April 1 - June 30, 2011	0.425	—	11,446	—	234
May 13, 2011	January 1 - March 31, 2011	0.425	—	11,335	—	231
February 11, 2011	October 1 - December 31, 2010	0.425	—	11,229	—	229
November 12, 2010	July 1 - September 30, 2010	0.425	—	11,227	—	229
August 13, 2010	April 1 - June 30, 2010	0.425	—	11,227	—	229
May 14, 2010	January 1 - March 31, 2010	0.425	0.425	11,227	57,538	1,403
February 12, 2010	October 1 - December 31, 2009	0.425	0.425	11,227	57,538	1,403
November 13, 2009	July 1 - September 30, 2009	0.425	0.425	11,227	57,538	1,403
August 14, 2009	April 1 - June 30, 2009	0.425	0.425	11,227	57,538	1,403
May 15, 2009	January 1 - March 31, 2009	0.425	0.425	11,227	57,538	1,403
February 13, 2009	October 1 - December 31, 2008	0.425	0.425	11,227	57,538	1,403

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

Our partnership agreement provides that we maintain a tax capital account for each partner.  In general, our partnership agreement provides that taxable income (loss) is allocated to our partners' for tax capital account maintenance purposes according to their ownership percentage interests. At December 31, 2011, our partners' tax capital account balances, maintained pursuant to the partnership agreement, were positive primarily as a result of being initially recorded at fair value at the time of the Cheniere Partners Offering. We also separately maintain capital accounts for financial reporting purposes. Capital accounts maintained for financial reporting purposes were not recorded at fair value at the time of the Cheniere Partners Offering and were in a deficit position as of December 31, 2011. For purposes of the Consolidated Financial Statements we allocate income (loss) to each partner's capital account according to the ownership percentage interests and record distributions against the partner's capital account that receive such distributions.  If we were to liquidate, we would make liquidating distributions to our unit holders in accordance with the balances in their tax capital accounts maintained pursuant to the partnership agreement which may differ from the capital accounts maintained for purposes of the Consolidated Financial Statements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Year Ended December 31, 2011
Net income	(31,019)
Declared distributions	50,136	49,134	—	1,002
Assumed allocation of undistributed net income	(81,155)	(14,819)	(64,713)	(1,623)
Assumed allocation of net income		34,315	(64,713)	(621)

Weighted average units outstanding		27,910	135,384
Net income per unit		$1.23	$(0.48)

Year Ended December 31, 2010
Net income	$107,568
Declared distributions	104,538	44,910	57,538	2,090
Assumed allocation of undistributed net income	3,030	—	2,969	61
Assumed allocation of net income		$44,910	$60,507	$2,151

Weighted average units outstanding		26,416	135,384
Net income per unit		$1.70	$0.45

Year Ended December 31, 2009
Net income	186,912
Declared distributions	280,674	44,908	230,153	5,613
Assumed allocation of undistributed net loss	(93,762)	(15,002)	(76,885)	(1,875)
Assumed allocation of net income		29,906	153,268	3,738

Weighted average units outstanding		26,416	135,384
Net income per unit		$1.13	$1.13

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011:
Revenues	$74,450	$73,609	$64,907	$70,824
Income from operations	41,127	36,932	29,523	37,044
Net loss	(2,209)	(6,868)	(14,479)	(7,463)
Net income per common unit—basic and diluted	$0.35	$0.32	$0.29	$0.30

Year ended December 31, 2010:
Revenues	$130,778	$129,764	$66,617	$72,123
Income from operations	101,737	101,977	36,374	40,709
Net income (loss)	58,824	58,371	(6,977)	(2,650)
Net income per common unit—basic and diluted	$0.36	$0.43	$0.31	$0.34

The sum of the quarterly net income per common unit may not equal the full year amount as the computations of the weighted average common unit outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our general partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In September of this year, we restated our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 to present net income (loss) per common unit in our consolidated statements of operations and the related disclosure. Based on our evaluation, we concluded that, due to the existence of a material weakness in internal control over financial reporting in connection with the presentation of earnings per common unit separately from the combined earnings per limited partner, the company’s disclosure controls and procedures were not effective as of the end of the periods covered by the restated reports. For additional information regarding the restatements and the material weakness identified by management, see "Item 9A. Controls and Procedures" in Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2010, and "Item 4. Disclosure Controls and Procedures" in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2011, both filed with the SEC on September 12, 2011.

The financial statements included in this Form 10-K were prepared with particular attention to the material weakness. Accordingly, management believes that our Consolidated Financial Statements and the accompanying notes included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. As detailed below, we have enhanced our controls in a manner that remediated the issue that arose with respect to the material weakness.

Based on their evaluation as of the end of the fiscal year ended December 31, 2011, our general partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

Management is committed to the continued improvement of our overall system of internal control over financial reporting. Management implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we enhanced our quarterly process to highlight significant or unusual matters that may require additional accounting research. As part of our fiscal 2011 assessment of internal control over financial reporting, management conducted sufficient testing and evaluation of the implemented controls to ascertain that they were designed and operating effectively and concluded that the implemented controls remediated the material weakness. We will continue to assess the effectiveness of our remediation in connection with management’s future evaluations of internal control over financial reporting.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management's Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 49 and is incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE
GOVERNANCE

Management of Cheniere Energy Partners, L.P.

Cheniere Energy Partners GP, LLC ("Cheniere GP"), as our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of our general partner are elected by the sole member of the general partner. Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operations.

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Lon McCain, chairman, Mike Bock and Robert Sutcliffe, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE Amex Equities and the Exchange Act. In addition, the board of directors of our general partner has determined that Mike Bock and Lon McCain meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE Amex Equities, respectively.

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

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Robert Sutcliffe, chairman, Mike Bock and Lon McCain, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE Amex Equities, the Exchange Act and other federal securities laws. Any matter approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

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

Directors and Executive Officers of Our General Partner

We have no employees, directors or officers. We are managed by our general partner, Cheniere GP. The following sets forth information, as of February 15, 2012, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. Charif Souki, Don Turkleson and Walter Williams have served as directors of the general partner since 2006. Meg Gentle, Lon McCain and Robert Sutcliffe have served as directors of the general partner since 2007. Keith Teague has served as a director of the general partner since 2008. Mike Bock was elected as a director of the general partner in 2009.

Name	Age	Position with Our General Partner
Charif Souki	59	Director, Chairman of the Board and Chief Executive Officer
R. Keith Teague	47	Director, President and Chief Operating Officer
Meg A. Gentle	37	Director, Senior Vice President and Chief Financial Officer
Michael E. Bock	46	Director
Lon McCain	64	Director
Robert J. Sutcliffe	60	Director
Don A. Turkleson	57	Director
Walter L. Williams	84	Director

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

Michael E. Bock is a director of our general partner. He also is a member of the Audit Committee and the Conflicts Committee. Mr. Bock is a Principal and founder (in May 2011) of Strategic Energy Advisors, LLC, an investment bank. Prior to that, Mr. Bock was a Managing Director in the Global Energy and Power Group at Merrill Lynch from December 2006 to April 2009. Prior to that time, he was a Principal and head of Corporate Finance at Petrie Parkman & Co., an investment banking firm specializing in the energy industry. Mr. Bock earned a bachelor of arts from Harvard University in 1987. He is also a Chartered Financial Analyst and a member of CFA Institute and the CFA Society of Colorado. Mr. Bock has not held any other directorship positions in the past five years.  It was determined that Mr. Bock should serve as a director of our general partner because of his twenty years of experience as an investment banker in the energy industry as well as his expertise as a Chartered Financial Analyst.

Lon McCain is a director of our general partner and serves as the Chairman of the Audit Committee and a member of the Conflicts Committee. He was Executive Vice President and Chief Financial Officer of Ellora Energy Inc., a private, independent exploration and production company from July 2009 to August 2010. Prior to that, he was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Crimson Exploration, Inc., a publicly traded oil and natural gas exploration and production company, and Continental Resources, Inc., a publicly traded oil and natural gas exploration and production company. During the past five years, he served as a director of Transzap, Inc., a privately held provider of digital data and electronic payment solutions. Mr. McCain received a B.S. in business administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005. It was determined that Mr. McCain should serve as a director of our general partner because of his experience as a chief financial officer for energy companies and his background as an investment banker in the energy industry.

Robert J. Sutcliffe is a director of our general partner and serves as the Chairman of the Conflicts Committee and a member of the Audit Committee. He is a lawyer and business adviser based in Los Angeles and is the Managing Director of Craftsman Capital Advisors LLC, a private financial advisory and business consulting firm specializing in the representation of entrepreneurs and venture investors. Mr. Sutcliffe was, until 1989, a partner and chairman of the corporate practice group in the Los Angeles office of Brobeck, Phleger & Harrison, where his practice focused on venture capital, corporations and securities. He then served as Congressional Chief of Staff to the Honorable Christopher Cox of California until 1990. During the past five years, Mr. Sutcliffe served as a director of Innovative Card Technologies, Inc., a public company that develops technologies to enhance payment card functionality, and as non-executive Chairman of Miravant Medical Technologies, a publicly traded pharmaceutical development company. Mr. Sutcliffe received a B.A. in political science and international relations from the University of California, Los Angeles and a J.D. from Harvard Law School. It was determined that Mr. Sutcliffe should serve as a director of our general partner because of his experience as an advisor providing financial and business consulting services and because of his legal background.

Don A. Turkleson is a director of our general partner. He is Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of our general partner from November 2006 to March 2009. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. Mr. Turkleson is a director and past Chairman of the Board of

Neighborhood Centers, Inc., a nonprofit organization, and a member of the board of managers of Stone Horn Ridge, LLC, an Alaska energy company. In addition, he is currently on the board of directors of Miller Energy Resources, Inc., a publicly traded oil and natural gas exploration, production and drilling company. It was determined that Mr. Turkleson should serve as a director of our general partner because of his experience and insight as the former Chief Financial Officer of Cheniere, Cheniere GP and the general partner of Sabine Pass LNG, L.P. and his background as a Certified Public Accountant.

Walter L. Williams is a director of our general partner. Mr. Williams served as Vice Chairman of the board of directors of Cheniere from June 1999 until June 2008. He served as President and Chief Executive Officer of Cheniere from September 1997 until June 1999 and as Vice Chairman of the board of directors of Cheniere from July 1996 until September 1997. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil Company, a publicly-held Gulf Coast exploration and production company. Prior to that time, he was an independent petroleum consultant. Mr. Williams received a B.S. in petroleum engineering from Texas A&M University and is a Registered Engineer in Louisiana and Texas. It was determined that Mr. Williams should serve as a director of our general partner because of his combined knowledge and expertise of Cheniere and its subsidiaries based on his long history with Cheniere serving as former Chief Executive Officer of the Company for two years and serving as Vice Chairman of the Board of Directors for over twelve years.  Mr. Williams currently serves on the Dwight Look College of Engineering Advisory Council at Texas A&M University. Mr. Williams has not held any other directorship positions in the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that all Section 16(a) filing requirements were met during 2011 in a timely manner except that Mr. Walter Williams failed to timely file one Form 4 reporting the acquisition and disposition of 4,500 common units and the Company's grant of 3,000 phantom stock units to Mr. Williams, due to an administrative error.

ITEM 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a variable fee not to exceed $2.5 million per quarter (indexed for inflation). For a description of the services agreement, see Note 13—"Related Party Transactions" of our Notes to Consolidated Financial Statements.
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
Robert J. Sutcliffe
Don A. Turkleson
Walter L. Williams

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2011.

Director Compensation

On May 29, 2007, the board of directors of our general partner approved an annual fee of $50,000 to each non-management director of our general partner for services as a director. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; and $5,000 for the chairman of the conflicts committee. All directors' fees are pro-rated from the date of election to the board and are payable quarterly. In addition to the annual fees paid to the non-management directors, when they joined the board of directors Messrs. McCain, Sutcliffe, Bock, Williams and Turkleson each received 12,000 phantom units pursuant to the terms of the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The Grant Date for each grant is as follows: May 29, 2007 for Messrs. McCain and Sutcliffe, September 10, 2008 for Mr. Williams, and June 10, 2009 for Messrs. Bock and Turkleson. Each director will receive an additional 3,000 phantom units annually on each anniversary of the Grant Date. Vesting will occur for one-fourth of the phantom units on each anniversary of the Grant Date beginning on the first anniversary of the Grant Date. Upon vesting, the phantom units will be payable in cash in an amount equal to the fair market value of a common unit on such date. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units.

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

The following table shows the compensation of the board of directors of our general partner for the 2011 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (2)	$—	$—	$—	$—	$—	$—	$—
R. Keith Teague(2)	—	—	—	—	—	—	—
Meg A. Gentle (2)	—	—	—	—	—	—	—
Mike Bock (3)	65,000	53,370	—	—	—	—	118,370
Lon McCain (4)	80,000	53,130	—	—	—	—	133,130
Robert J. Sutcliffe (5)	70,000	53,130	—	—	—	—	123,130
Don A. Turkleson (6)	50,000	53,370	—	—	—	—	103,370
Walter L. Williams (7)	50,000	47,250	—	—	—	11,600	108,850

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

(3)
Mr. Bock was granted 3,000 phantom units in 2011 with a grant date fair value of $53,370. As of December 31, 2011, he held a total of 11,250 phantom units. Mr. Bock received $66,713 in cash upon the vesting of 3,750 phantom units in June 2011.

(4)
Mr. McCain was granted 3,000 phantom units in 2011 with a grant date fair value of $53,130. As of December 31, 2011, he held a total of 7,500 phantom units. Mr. McCain received $92,978 in cash upon the vesting of 5,250 phantom units in May 2011.

(5)
Mr. Sutcliffe was granted 3,000 phantom units in 2011 with a grant date fair value of $53,130. As of December 31, 2011, he held a total of 7,500 phantom units. Mr. Sutcliffe received $92,978 in cash upon the vesting of 5,250 phantom units in May 2011.

(6)
Mr. Turkleson was granted 3,000 phantom units in 2011 with a grant date fair value of $53,370. As of December 31, 2011, he held a total of 11,250 phantom units. Mr. Turkleson received $66,713 in cash upon the vesting of 3,750 phantom units in June 2011.

(7)
Mr. Williams was granted 3,000 phantom units in 2011 with a grant date fair value of $47,250. As of December 31, 2011, he held a total of 9,750 phantom units. Mr. Williams received $70,875 in cash upon the vesting of 4,500 phantom units in September 2011. Mr. Williams also had use of an office, parking space, laptop and blackberry at Cheniere's headquarters during 2011. The pro rata amount of office lease expense related to that space was approximately $3,348. The parking expense was approximately $3,248 and the laptop and blackberry expense was approximately $5,004.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 15, 2012, there were 31,003,154 common units outstanding and 135,383,831 subordinated units outstanding. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2012 by:

•	each person who beneficially owns more than 5% of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address for the beneficial owners listed below is 700 Milam Street, Suite 800, Houston, Texas 77002.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Equity Securities Beneficially Owned
Cheniere Energy, Inc. (1)(2)	11,963,488	39%	135,383,831	100%	89%
Cheniere LNG Holdings, LLC (2)(3)	11,963,488	39%	135,383,831	100%	89%
Cheniere Subsidiary Holdings, LLC (2)(3)	—	—	135,383,831	100%	81%
Cheniere Common Units Holding, LLC (2)(3)	11,963,488	39%	—	100%	7%
Charif Souki (4)	283,100	1%	—	—	*
R. Keith Teague	—	—	—	—	—
Meg A. Gentle	8,035	*	—	—	*
Mike Bock	—	—	—	—	—
Lon McCain	—	—	—	—	—
Robert J. Sutcliffe	—	—	—	—	—
Don A. Turkleson	25,000	*	—	—	*
Walter L. Williams	15,388	*	—	—	—
All executive officers and directors as a group (8 persons)	331,523	1%	—	—	*

*	Less than 1%

(1)
Cheniere Energy, Inc. is the ultimate parent company of Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere LNG Holdings, LLC, Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC.

(2)
Cheniere LNG Holdings, LLC owns 100% of the equity interests in our general partner and an 87% limited partner interest in us either directly or through Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC, each a wholly owned subsidiary, and may, therefore, be deemed to beneficially own the units held by Cheniere Subsidiary Holdings, LLC and Cheniere Common Units Holding, LLC.

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

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2011 with respect to this plan:

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

For more information regarding the Long-Term Incentive Plan, see "Compensation Discussion and Analysis."

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

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 13—"Related Party Transactions" of our Notes to Consolidated Financial Statements which is herein incorporated by reference. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an International Swaps and Derivatives Association ("ISDA") Master Agreement that provides Sabine Pass LNG with the ability to hedge its future price risk from time to time. The ISDA Master Agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2011 and 2010.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in "Gas Daily’s-Daily Price Survey" for each day of the month following termination. This agreement became effective following the achievement of commercial operability of the Sabine Pass LNG terminal in September 2008.

Sabine Pass LNG owed a natural gas volume valued at $56,000 to Cheniere Creole Trail Pipeline, L.P. at December 31, 2011, and Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $2,000 to Sabine Pass LNG related to operational imbalances under this agreement at December 31, 2010.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2011 and 2010, respectively.

The following related-party transactions were not approved by the board of directors or audit committee of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement

In July 2007, Sabine Pass LNG entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 13—"Related Party Transactions" of our Notes to Consolidated Financial Statements. During each of the years ended December 31, 2011 and 2010, Cheniere Marketing paid Sabine Pass LNG $2.5 million under the agreement.

Temporary Pipeline Compressor Sharing Agreement

In August 2010, Sabine Pass LNG entered into an agreement with its TUA customers, including Cheniere Energy Investments, LLC ("Cheniere Investments"), to share in the cost for the installation and operation of a temporary pipeline compressor at the Sabine Pass LNG terminal. Sabine Pass LNG recorded costs of $0.4 million and $0.3 million under the related agreement in the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, Sabine Pass LNG recorded revenues—affiliate from Cheniere Investments of $0.4 million and zero, respectively, pursuant to this agreement.

Independent Directors

Because we are a limited partnership, the NYSE Amex Equities does not require our general partner's board of directors to be composed of a majority of directors who meet the criteria for independence required by NYSE Amex Equities. The board of our general partner has determined that Mike Bock, Lon McCain and Robert Sutcliffe are independent directors in accordance with the following NYSE Amex Equities independence standards. A director would not be independent if any of the following relationships exists:

•	a director who is, or during the past three years was, employed by the partnership, general partner or by any parent or subsidiary of the partnership or general partner;

•
a director who accepts, or has an immediate family member who accepts, any compensation from the partnership, general partner or any parent or subsidiary of the partnership or general partner in excess of $120,000 during any twelve consecutive-month period or any of the past three fiscal years, other than compensation for board or committee services, or compensation paid to an immediate family member who is a non-executive employee of the partnership, general partner or any parent or subsidiary of the partnership or general partner, among other exceptions;

•
a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the partnership, general partner or any parent or subsidiary of the partnership or general partner as an executive officer;

•
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the partnership, general partner or any parent or subsidiary of the partnership or general partner made, or from which the partnership, general partner or any parent or subsidiary of the partnership or general partner received, payments (other than those arising solely from investments in our common units or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

•
a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the executive officers of the partnership, general partner or any parent or subsidiary of the partnership or general partner serves on the compensation committee of such other entity; or

•
a director who is, or has an immediate family member who is, a current partner of the outside auditor of the partnership, general partner or parent or subsidiary of the partnership or general partner, or was a partner or employee of the outside auditor of the partnership, general partner or any parent or subsidiary of the partnership or general partner who worked on our audit at any time during any of the past three years.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2011 and 2010. The following table sets forth the fees paid to Ernst & Young LLP, for professional services rendered for 2011 and 2010:

	Ernst & Young LLP
	Fiscal 2011	Fiscal 2010
Audit Fees	$1,062,227	$860,767
Audit-Related Fees	171,767	40,768
Total	$1,233,994	$901,535

Audit Fees—Audit fees for 2011 and 2010 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2011 and 2010 include services rendered in connection with the offering of securities in a registration statement.

There were no tax or other fees in 2011 and 2010.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2011 and 2010 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Parent Company Financial Statements for the years ended December 31, 2011, 2010 and 2009	92

(3)	Exhibits

Exhibit No.	Description
2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

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

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.6*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.7*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.8*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.9*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.12*
Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.13*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
Assignment and Assumption Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.16*
LNG Sale and Purchase Agreement (FOB), dated October 25, 2011, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on October 26, 2011)

10.17*
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.18*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC (Owner) and Bechtel Oil, Gas and Chemicals, Inc. (Contractor). (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the SEC's grant of a confidential treatment request.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on November 14, 2011)

10.19*
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on November 21, 2011)

10.20*
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on December 12, 2011)

10.21*
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on January 30, 2012)

10.22*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.23*
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.24*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partner, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 28, 2010)

10.25*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy, Inc. in favor of Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.26*
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.27*
Amended and Restated Capacity Rights Agreement, dated June 24, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.28*
Amendment No. 1 to Amended and Restated Capacity Rights Agreement, dated December 16, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.20 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.29*
Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.30*
Tri-Party Agreement, dated June 24, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.31*
Amendment No. 1 to Tri-Party Agreement, dated December 16, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.24 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.32*
Amended LNG Services Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.33*
Amendment No. 2 to LNG Services Agreement, dated December 16, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.27 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.34*
Amendment No. 3 to LNG Services Agreement, dated February 15, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.35*
Amendment No. 4 to LNG Services Agreement, dated April 1, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.36*
Variable Capacity Rights Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.37*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.38*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.39*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.40*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.41*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.42*
Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.43*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to the Cheniere Energy Partners, L.P. Annual Report on Form 10-K (SEC File No. 001-33366) filed on February 27, 2009)

10.44*
Services and Secondment Agreement, dated March 26, 2007, between Cheniere LNG O&M Services, L.P. and Cheniere Energy Partners GP, LLC. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.45*
CQP GP Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.46*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.47*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.48*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.49*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.50*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.51*
Management and Administrative Services Agreement, dated March 26, 2007, between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.52*
Amended and Restated Services Agreement, dated June 24, 2010, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.53*
CQP Consent and Agreement (Management and Administrative Services Letter Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Cheniere Energy Partners, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.54*
Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.55*
Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.56*
Strategic Equity Offering SM Sales Agreement, dated January 14, 2011, by and between Cheniere Energy Partners, L.P. and Miller Tabak + Co., LLC (Incorporated by reference to Exhibit 1.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (File No. 001-33366), filed on January 14, 2011)

10.57*
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.58*†
Form of Restricted Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.59*†
Form of Restricted Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.60†
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

10.62*†
Form of Units Option Agreement for employees and consultants (four-year). (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.63*†
Form of Phantom Units Agreement for employees, consultants and directors (four-year). (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.64*†
Form of Phantom Units Agreement for employees, consultants and directors (three-year). (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

.
10.65*†	Form of Phantom Units Agreement. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.66*†
Summary of Compensation to Independent Directors. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.67*†
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

101+
The following materials from Cheniere Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' and Owners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEET
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$56,119	$26,482
Advances to affiliate	136
Prepaid expenses and other	135	390
Total current assets	56,390	26,872
Non-current receivable—affiliates	47,238	8,905
Total assets	$103,628	$35,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$3,806	$4,805
Investment in and equity in losses of affiliates	644,841	566,980
Commitments and contingencies	—	—
Stockholders' deficit	(545,019)	(536,008)
Total liabilities and stockholders’ deficit	$103,628	$35,777

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$—	$—	$—
Operating costs and expenses	13,104	14,723	12,286
Loss from operations	(13,104)	(14,723)	(12,286)
Interest expense, net	—	—	(13)
Interest income	38	51	406
Equity income (loss) of affiliates	(17,953)	122,240	198,805
Net income (loss)	$(31,019)	$107,568	$186,912

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities	$(13,948)	$(10,193)	$(10,411)

Cash flows from investing activities
Investment in subsidiaries	—	(20,918)	—
Net cash used in investing activities	—	(20,918)	—

Cash flows from financing activities:
Distributions received from affiliates, net	59,910	229,608	295,684
Distributions to owners	(48,149)	(163,249)	(280,674)
Proceeds from sale of partnership units	70,157	—	—
Use of restricted cash and cash equivalents	—	—	32,757
Special rights adjustment	—	—	(34,879)
Repayment of long-term note—affiliate	—	—	(2,467)
Affiliate receivable	(38,333)	(8,896)	—
Borrowings under long-term note—affiliate	—	—	114
Net cash provided by financing activities	43,585	57,463	10,535

Net increase in cash and cash equivalents	29,637	26,352	124
Cash and cash equivalents—beginning of year	26,482	130	6
Cash and cash equivalents—end of year	$56,119	$26,482	$130

See accompanying notes to condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cheniere Energy Partners, L.P. ("Cheniere Partners").

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

 NOTE 2—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Non-cash capital contributions (1)	$(17,953)	$122,240	$198,805

(1)	Amounts represent equity gains (losses) of affiliates not funded by Cheniere Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ CHARIF SOUKI
Charif Souki
Chief Executive Officer and
Chairman of the Board

Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer & Chairman of the Board	February 24, 2012
Charif Souki	(Principal Executive Officer)

/s/ R. KEITH TEAGUE	President and Chief Operating Officer,	February 24, 2012
R. Keith Teague	Director (Principal Operating Officer)

/s/ MEG A. GENTLE	Chief Financial Officer,	February 24, 2012
Meg A. Gentle	Director (Principal Financial Officer)

/s/ JERRY D. SMITH	Chief Accounting Officer	February 24, 2012
Jerry D. Smith	(Principal Accounting Officer)

/s/ MICHAEL E. BOCK	Director	February 24, 2012
Michael E. Bock

/s/ LON MCCAIN	Director	February 24, 2012
Lon McCain

/s/ ROBERT J. SUTCLIFFE	Director	February 24, 2012
Robert J. Sutcliffe

/s/ WALTER L. WILLIAMS	Director	February 24, 2012
Walter L. Williams

/s/ DON A. TURKLESON	Director	February 24, 2012
Don A. Turkleson