Form 10-Q
period 2012-03-31
Cheniere Energy Partners, L.P.
filed 2012-05-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 18, 2012, the issuer had 31,268,124 common units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
INDEX TO FORM 10-Q

i

Part I.        Financial Information

Item 1.        Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$59,444	$81,415
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	21	525
Accounts receivable—affiliate	2,678	328
Advances to affiliate	6,022	692
LNG inventory	536	473
LNG inventory—affiliate	1,717	4,369
Prepaid expenses and other	10,471	7,976
Total current assets	135,818	109,510

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,504,813	1,514,416
Debt issuance costs, net	16,530	17,622
Other	22,787	13,358
Total assets	$1,762,342	$1,737,300

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$843	$704
Accounts payable—affiliate	—	530
Accrued liabilities	68,920	16,751
Accrued liabilities—affiliate	4,497	3,794
Deferred revenue	26,525	26,629
Deferred revenue—affiliate	688	688
Other	2,637	2,722
Total current liabilities	104,110	51,818

Long-term debt, net of discount	2,193,592	2,192,418
Deferred revenue	24,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	313	317
Commitments and contingencies

Partners' deficit
Common unitholders (31,128,124 units and 31,003,154 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	(66,638)	(52,774)
Subordinated unitholders (135,383,831 units issued and outstanding at March 31, 2012 and December 31, 2011)	(494,611)	(479,197)
General partner interest (2% interest with 3,398,203 units and 3,395,653 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	(13,644)	(13,048)
Total partners' deficit	(574,893)	(545,019)
Total liabilities and partners' deficit	$1,762,342	$1,737,300

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Revenues	$66,958	$69,668
Revenues—affiliate	2,365	4,782
Total revenues	69,323	74,450

Expenses
Operating and maintenance expense	6,112	5,685
Operating and maintenance expense—affiliate	2,998	2,592
Depreciation expense	10,629	10,737
Development expense	16,669	6,617
Development expense—affiliate	1,231	865
General and administrative expense	1,681	1,771
General and administrative expense—affiliate	5,112	5,056
Total expenses	44,432	33,323
Income from operations	24,891	41,127

Other income (expense)
Interest expense, net	(43,458)	(43,397)
Derivative loss	(836)	—
Other	71	61
Total other expense	(44,223)	(43,336)
Net loss	$(19,332)	$(2,209)

Basic and diluted net income per common unit	$0.23	$0.35

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	31,017	26,429

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' AND OWNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common	Subordinated	General Partner
	Units	Units	Units	Total
Balance at December 31, 2011	$(52,774)	$(479,197)	$(13,048)	$(545,019)
Net loss	(3,531)	(15,414)	(387)	(19,332)
Sale of units	2,843	—	60	2,903
Distributions	(13,176)	—	(269)	(13,445)
Balance at March 31, 2012	$(66,638)	$(494,611)	$(13,644)	$(574,893)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(19,332)	$(2,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,629	10,737
Non-cash derivative loss	527	—
Amortization of debt issuance costs	1,092	1,080
Amortization of debt discount	1,174	1,174
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Accounts and interest receivable	504	944
Accounts receivable—affiliate	(2,350)	(2,850)
Accounts payable and accrued liabilities	45,966	42,367
Accounts payable and accrued liabilities—affiliate	171	(1,902)
Advances to affiliate	(5,330)	2,169
Deferred revenue	(1,104)	(890)
Deferred revenue—affiliate	—	266
LNG inventory—affiliate	2,652	—
Other	(3,289)	(4,642)
Net cash provided by (used in) operating activities	(9,887)	5,047

Cash flows from investing activities
LNG terminal construction-in-process, net	(414)	(1,521)
Advances under long-term contracts and other	(1,128)	(83)
Net cash used in investing activities	(1,542)	(1,604)

Cash flows from financing activities
Distributions to unitholders	(13,445)	(11,458)
Proceeds from sale of partnership units	2,903	1,515
Other	—	43
Net cash used in financing activities	(10,542)	(9,900)

Net decrease in cash and cash equivalents	(21,971)	(6,457)
Cash and cash equivalents—beginning of period	81,415	53,349
Cash and cash equivalents—end of period	$59,444	$46,892

The accompanying notes are an integral part of these consolidated financial statements.

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

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

We are not subject to either federal or state income tax, as the partners are taxed individually on their proportionate share of our earnings.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position or results of operations. We revised the presentation of investment in restricted cash and cash equivalents within our statement of cash flows to conform to the presentation adopted after the first quarter of last year.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 5—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of March 31, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of March 31, 2012 and December 31, 2011, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of liquefied natural gas ("LNG") terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,638,198	$1,637,724
LNG terminal construction-in-process	698	286
LNG site and related costs, net	161	163
Accumulated depreciation	(134,916)	(124,409)
Total LNG terminal costs, net	1,504,141	1,513,764

Fixed assets
Computers and office equipment	255	227
Vehicles	496	416
Machinery and equipment	1,387	1,068
Other	631	916
Accumulated depreciation	(2,097)	(1,975)
Total fixed assets, net	672	652
Property, plant and equipment, net	$1,504,813	$1,514,416

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.5 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4—Accrued Liabilities

As of March 31, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Interest expense and related debt fees	$54,929	$13,732
Affiliate	4,497	3,794
LNG liquefaction development costs	11,474	1,635
LNG terminal costs	1,632	1,122
Other	885	262
Total accrued liabilities	$73,417	$20,545

NOTE 5—Long-Term Debt

As of March 31, 2012 and December 31, 2011, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Senior Notes, net of discount	$2,193,592	$2,192,418

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and 2011, Sabine Pass LNG made distributions to us of $69.4 million and $75.2 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

 NOTE 6—Description of Equity Interests

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. On May 31, 2007, Cheniere LNG Holdings, LLC contributed all of its 135,383,831 subordinated units to Cheniere
Subsidiary Holdings, LLC ("Cheniere Subsidiary Holdings").

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our liquefaction project. During the year ended December 31, 2011, we sold 0.5 million common units with net proceeds of $9.0 million. During the three months ended March 31, 2012, we sold 0.1 million common units with net proceeds of $2.8 million. In addition, we received $0.1 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us during the three months ended March 31, 2012. We paid $0.1 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program during the three months ended March 31, 2012.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. We received net proceeds of approximately $60 million that we are using for general business purposes, including development costs associated with our liquefaction project.

During the year ended December 31, 2011, we also received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—Financial Instruments

Derivative Instruments

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). Changes in the fair value of our derivatives instruments are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at March 31, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	$1,244	$—	$1,244
Fuel Derivatives liability (2)	—	(1,577)	—	(1,577)

(1)
LNG Inventory Derivatives asset is classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $1.2 million and zero related to LNG Inventory Derivatives in the three months ended March 31, 2012 and 2011, respectively.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.8 million and zero related to Fuel Derivatives in the three months ended March 31, 2012 and 2011, respectively.

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
Financial Instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$577,500	$550,000	$555,500
2016 Notes, net of discount (1)	1,643,592	1,762,752	1,642,418	1,650,630

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2012 and December 31, 2011, as applicable.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Related Party Transactions

As of March 31, 2012 and December 31, 2011, we had $6.0 million and $0.7 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC ("Cheniere Investments"), including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Cheniere Investments' capacity payments is eliminated upon consolidation of our financial statements. We have guaranteed Cheniere Investments' obligations under its TUA.

Variable Capacity Rights Agreement

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of Cheniere Investments' TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing will be responsible for monetizing the capacity at the Sabine Pass LNG terminal and will have the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded $1.7 million and $3.7 million of revenues—affiliate from Cheniere Marketing in the three months ended March 31, 2012 and 2011, respectively, related to the VCRA.

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

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower-of-cost-or-market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of March 31, 2012, we had 924,000 MMBtu of LNG inventory—affiliate recorded at $1.7 million on our Consolidated Balance Sheets, and as of December 31, 2011, we had we had 1,527,000 MMBtu of LNG inventory—affiliate recorded at $4.4 million on our Consolidated Balance Sheets. During the three months ended March 31, 2012 and 2011, we recognized $0.9 million and zero, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at March 31, 2012 and December 31, 2011 was $1.2 million and $1.6 million, respectively, and was classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $1.2 million related to LNG inventory—affiliate derivatives in the three months ended March 31, 2012.

Service Agreements

During the three months ended March 31, 2012 and 2011, we recorded general and administrative expense—affiliate of $0.0 million$4.8 million and $4.7 million, respectively, under the following service agreements.

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

In June 2010, Cheniere Terminals and us amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by Cheniere Terminals for our benefit and changed it from a fixed fee to a variable fee not to exceed $2.5 million per quarter (indexed for inflation). The amended and restated services agreement provides that fees will be paid quarterly from our unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to pay management fees is dependent on Cheniere Terminals' ability to, among other things, manage our and Sabine Pass LNG's operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Cheniere Investments and develop new projects through either internal development or acquisition to increase cash flow.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2012 and December 31, 2011, we had $14.7 million and $12.3 million of other non-current assets and non-current deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

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

Sabine Pass LNG recorded $0.7 million and $1.1 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended March 31, 2012 and 2011, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenues—affiliate of zero and $0.3 million pursuant to this agreement in the three months ended March 31, 2012 and 2011, respectively.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended March 31, 2012 and 2011.

NOTE 9—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the three months ended March 31, 2012 (in thousands, except per unit data):

			Total Distribution
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 14, 2012	October 1 - December 31, 2011	$0.425	$13,176	$—	$269

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

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner
Three Months Ended March 31, 2012
Net loss	$(19,332)
Declared distributions	13,499	13,229	—	270
Assumed allocation of undistributed net loss	(32,831)	(6,015)	(26,160)	(656)
Assumed allocation of net income (loss)		$7,214	$(26,160)	$(386)

Weighted average units outstanding		31,017	135,384
Net income (loss) per unit		$0.23	$(0.19)

Three Months Ended March 31, 2011
Net loss	$(2,209)
Declared distributions	11,567	11,336	—	231
Assumed allocation of undistributed net loss	(13,776)	(2,212)	(11,288)	(276)
Assumed allocation of net income (loss)		$9,124	$(11,288)	$(45)

Weighted average units outstanding		26,429	135,384
Net income (loss) per unit		$0.35	$(0.08)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors.

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

Overview of Significant Events

In the first three months of 2012, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal and generate steady and reliable revenues under Sabine Pass LNG's long-term terminal use agreements ("TUAs"). The major events that have occurred since January 1, 2012 include the following:

•
In January 2012, Sabine Pass Liquefaction entered into an amended and restated LNG Sale and Purchase Agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), a subsidiary of BG Group plc, under which BG has agreed to purchase an additional 2.0 million tonnes per annum ("mtpa") of LNG, bringing BG's total annual contract quantity to 5.5 mtpa of LNG. BG will purchase 3.5 mtpa of LNG with the commencement of train one operations and will purchase a portion of the additional 2.0 mtpa of LNG as each of trains two, three and four commences operations.

•
In January 2012, Sabine Pass Liquefaction entered into an LNG SPA with Korea Gas Corporation ("KOGAS"), under which KOGAS agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa).

•
In February 2012, we entered into discussions with Blackstone Energy Partners L.P., Blackstone Capital Partners VI L.P., and certain affiliates (collectively, "Blackstone"), whereby Blackstone would fund an equity portion of the financing to develop, construct and place into service the Sabine Pass liquefaction project.

•
In April 2012, Sabine Pass Liquefaction and Sabine Pass LNG received authorization under Section 3 of the Natural Gas Act (the "Order") from the FERC to site, construct and operate facilities for the liquefaction and export of domestically produced natural gas at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana. The Order authorizes the development of up to four modular LNG trains.

•
In April 2012, we engaged eight financial institutions to act as Joint Lead Arrangers to assist in the structuring and arranging of up to $4 billion of debt facilities. The proceeds will be used to pay for costs of development and construction of the liquefaction project at the Sabine Pass LNG terminal, to fund the acquisition of the Creole Trail Pipeline from Cheniere and for general business purposes.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2012, we had $59.4 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our liquefaction project. As of December 31, 2011, we had sold 0.5 million common units with net proceeds of $9.0 million. During the three months ended March 31, 2012, we sold 0.1 million common units with net proceeds of $2.8 million. We paid $0.1 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program during the three months ended March 31, 2012.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. We received net proceeds of approximately $60 million from this offering that we are using for general business purposes, including development costs associated with our proposed liquefaction project at the Sabine Pass LNG terminal.

During the year ended December 31, 2011, we also received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. We received $0.1 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us during the three months ended March 31, 2012.

Sabine Pass LNG Terminal

Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

•
Total Gas and Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

In November 2011, Sabine Pass Liquefaction entered into a lump-sum turnkey engineering procurement and construction agreement with Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") for construction of LNG trains 1 and 2 of our liquefaction project for $3.9 billion. The contract price is only subject to adjustment by change order, including by Bechtel if it is adversely affected as a result of a delay in the commencement of construction beyond March 31, 2012.

As of March 31, 2012, we had recorded $64.9 million of development expense relating to the proposed liquefaction facilities using our cash from operations and equity proceeds from the issuance of 4.1 million common units in September 2011. We expect to finance the construction costs of the proposed liquefaction project from a combination of project financing and debt and equity offerings.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended
	March 31,
	2012	2011
Sources of cash and cash equivalents
Operating cash flow	$—	$5,047
Proceeds from the sale of partnership units	2,903	1,515
Other	—	43
Total sources of cash and cash equivalents	2,903	6,605

Uses of cash and cash equivalents
Operating cash flow	(9,887)	—
Distributions to unitholders	(13,445)	(11,458)
Other	(1,542)	(1,604)
Total uses of cash and cash equivalents	(24,874)	(13,062)

Net decrease in cash and cash equivalents	(21,971)	(6,457)
Cash and cash equivalents—beginning of period	81,415	53,349
Cash and cash equivalents—end of period	$59,444	$46,892

Operating Cash Flow

Operating cash flow decreased $14.9 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in operating cash flow primarily resulted from increased costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal and decreased LNG cargo export loading fee revenue.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2012:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 14, 2012	October 1 - December 31, 2011	$0.425	$13,176	$—	$269

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

On April 20, 2012, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on May 1, 2012 for the period from January 1, 2012 to March 31, 2012.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and 2011, Sabine Pass LNG made distributions to us of $69.4 million and $75.2 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the three months ended March 31, 2012 and 2011, we recorded general and administrative expense—affiliate of$0.0 million$4.8 million and $4.7 million, respectively, under the following service agreements.

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expense.

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

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Overall Operations

Our net income decreased $17.1 million, from a net loss of $2.2 million in the three months ended March 31, 2011 to a net loss of $19.3 million in the three months ended March 31, 2012. This decrease in net income primarily resulted from increased development expense.

Development Expense (including Affiliate Expense)

Development expense increased $10.4 million, from $7.5 million in the three months ended March 31, 2011 to $17.9 million in the three months ended March 31, 2012. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that further addresses fair value measurement accounting and related disclosure requirements.  The guidance clarifies the FASB's intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The guidance is to be applied prospectively and is effective for periods beginning after December 15, 2011.  We adopted this guidance effective January 1, 2012.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of March 31, 2012 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,069,500	$3.390 - $5.002	April 2013	$(1,577)	$96
LNG Inventory Derivatives	Fixed price natural gas swaps	856,900	$2.255 - $4.442	July 2012	1,244	6

Item 4.        Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        Other Information

Item 1.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2012, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

10.1
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.2
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

101+
The following materials from Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' and Owners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

Date:	May 4, 2012