Form 10-Q
period 2012-06-30
Cheniere Energy Partners, L.P.
filed 2012-08-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 2, 2012, the issuer had 31,488,488 common units, 133,333,333 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
INDEX TO FORM 10-Q

i

Part I.        Financial Information

Item 1.        Consolidated Financial Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$170,951	$81,415
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	26	525
Accounts receivable—affiliate	927	328
Advances to affiliate	2,200	692
LNG inventory	621	473
LNG inventory—affiliate	1,187	4,369
Prepaid expenses and other	9,275	7,976
Total current assets	198,919	109,510

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,540,874	1,514,416
Debt issuance costs, net	15,437	17,622
Other	35,376	13,358
Total assets	$1,873,000	$1,737,300

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$9,883	$704
Accounts payable—affiliate	—	530
Accrued liabilities	37,565	16,751
Accrued liabilities—affiliate	7,963	3,794
Deferred revenue	25,148	26,629
Deferred revenue—affiliate	688	688
Other	664	2,722
Total current liabilities	81,911	51,818

Long-term debt, net of discount	2,194,765	2,192,418
Deferred revenue	23,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	310	317

Commitments and contingencies

Partners' capital (deficit)
Common unitholders (31,388,124 units and 31,003,154 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	(48,094)	(52,774)
Class B unitholders (11,111,111 units and zero units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	(263)	—
Subordinated unitholders (135,383,831 units issued and outstanding at June 30, 2012 and December 31, 2011)	(382,959)	(479,197)
General partner interest (2% interest with 3,630,267 units and 3,395,653 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	(10,890)	(13,048)
Total partners' deficit	(442,206)	(545,019)
Total liabilities and partners' deficit	$1,873,000	$1,737,300

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Revenues	$60,767	$67,177	$127,725	$136,845
Revenues—affiliate	629	6,432	2,993	11,213
Total revenues	61,396	73,609	130,718	148,058

Expenses
Operating and maintenance expense	7,144	3,904	13,256	9,590
Operating and maintenance expense—affiliate	2,941	3,519	5,939	6,111
Depreciation expense	10,616	10,743	21,245	21,480
Development expense	14,472	11,163	31,141	17,780
Development expense—affiliate	1,031	958	2,262	1,823
General and administrative expense	1,740	1,430	3,420	3,201
General and administrative expense—affiliate	5,177	4,960	10,289	10,015
Total expenses	43,121	36,677	87,552	70,000
Income from operations	18,275	36,932	43,166	78,058

Other income (expense)
Interest expense, net	(43,458)	(43,399)	(86,916)	(86,796)
Derivative gain (loss)	261	(448)	(575)	(448)
Other	61	47	132	108
Total other expense	(43,136)	(43,800)	(87,359)	(87,136)
Net loss	$(24,861)	$(6,868)	$(44,193)	$(9,078)

Basic and diluted net income per common unit	$0.17	$0.32	$0.40	$0.66

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	31,328	26,754	31,173	26,592

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' AND OWNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	Common	Class B	Subordinated	General Partner	Total Partners'
	Unitholders	Unitholders	Unitholders	Interest	Capital (Deficit)
Balance at December 31, 2011	$(52,774)	$—	$(479,197)	$(13,048)	$(545,019)
Net loss	(8,091)	—	(35,215)	(887)	(44,193)
Sale of common and general partner units	8,793	—	—	3,586	12,379
Distributions	(26,499)	—	—	(541)	(27,040)
Sale of Class B units	—	161,667	—	—	161,667
Beneficial conversion feature of Class B units	31,369	(166,667)	135,298	—	—
Amortization of beneficial conversion feature of Class B units	(892)	4,737	(3,845)	—	—
Balance at June 30, 2012	$(48,094)	$(263)	$(382,959)	$(10,890)	$(442,206)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(44,193)	$(9,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,245	21,480
Non-cash derivative loss	821	331
Amortization of debt issuance costs	2,185	2,173
Amortization of debt discount	2,347	2,347
Changes in operating assets and liabilities:
Accounts and interest receivable	499	1,170
Accounts receivable—affiliate	(599)	553
Accounts payable and accrued liabilities	7,135	4,671
Accounts payable and accrued liabilities—affiliate	3,636	(811)
Advances to affiliate	(1,508)	3,288
Deferred revenue	(3,481)	(2,229)
LNG inventory—affiliate	3,399	—
Other	(4,518)	(2,540)
Net cash provided by (used in) operating activities	(13,032)	21,355

Cash flows from investing activities
LNG terminal construction-in-process, net	(39,194)	(5,390)
Advances under long-term contracts and other	(4,714)	(115)
Net cash used in investing activities	(43,908)	(5,505)

Cash flows from financing activities
Proceeds from sale of Class B units	166,667	—
Distributions to unitholders	(27,040)	(23,025)
Proceeds from sale of partnership units	12,379	9,153
Deferred financing costs	(5,530)	—
Net cash provided by (used in) financing activities	146,476	(13,872)

Net decrease in cash and cash equivalents	89,536	1,978
Cash and cash equivalents—beginning of period	81,415	53,349
Cash and cash equivalents—end of period	$170,951	$55,327

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

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

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

As of June 30, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of June 30, 2012 and December 31, 2011, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of liquefied natural gas ("LNG") terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,639,922	$1,637,724
LNG terminal construction-in-process	45,618	286
LNG site and related costs, net	159	163
Accumulated depreciation	(145,436)	(124,409)
Total LNG terminal costs, net	1,540,263	1,513,764

Fixed assets
Computers and office equipment	278	227
Vehicles	496	416
Machinery and equipment	1,416	1,068
Other	613	916
Accumulated depreciation	(2,192)	(1,975)
Total fixed assets, net	611	652
Property, plant and equipment, net	$1,540,874	$1,514,416

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.5 million and $10.6 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $21.0 million and $21.3 million for the six months ended June 30, 2012 and 2011, respectively.

In June 2012, our liquefaction project satisfied the criteria for capitalization. Accordingly, costs associated with the construction of the liquefaction facilities have been recorded as construction-in-process since that date.

NOTE 4—Accrued Liabilities

As of June 30, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Interest expense and related debt fees	$13,732	$13,732
Financing costs	13,675	351
Affiliate	7,963	3,794
Provision for loss on LNG inventory	5,682	—
LNG terminal costs	3,249	1,122
LNG liquefaction costs	774	1,359
Other	453	187
Total accrued liabilities	$45,528	$20,545

NOTE 5—Long-Term Debt

As of June 30, 2012 and December 31, 2011, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Senior Notes, net of discount	$2,194,765	$2,192,418

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

Sabine Pass LNG may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012 and 2011, Sabine Pass LNG made distributions to us of $146.7 million and $155.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

See Note 10—"Subsequent Events" for a description of our debt financing to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

 NOTE 6—Description of Equity Interests

The common units, Class B units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. On May 31, 2007, Cheniere LNG Holdings, LLC contributed all of its 135,383,831 subordinated units to Cheniere Subsidiary Holdings, LLC ("Cheniere Subsidiary Holdings").

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

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our liquefaction project. During the year ended December 31, 2011, we sold 0.5 million common units with net proceeds of $9.0 million. During the six months ended June 30, 2012, we sold 0.4 million common units with net proceeds of $8.8 million. We paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program during the six months ended June 30, 2012.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the year ended December 31, 2011, we also received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. We received $3.6 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us during the six months ended June 30, 2012.

In May 2012, we entered into a Unit Purchase Agreement ("Agreement") with Blackstone CQP Holdco LP ("Blackstone").  Under the Agreement, Blackstone agreed to purchase $1.5 billion of newly issued Cheniere Partners Class B units ("Class B Units") from us in a private placement.  Cheniere also agreed to purchase $500 million of newly issued Class B Units pursuant to a separate unit purchase agreement.  Subsequent to an initial funding of $500 million by Blackstone, we can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. Proceeds from the financings will be used to fund the equity portion of the costs of developing, constructing and placing into service the liquefaction facilities being developed adjacent to the Sabine Pass LNG terminal.

The Class B Units are subject to conversion, mandatorily or at the option of the holders of the Class B Units, into a number of common units based on the then-applicable conversion value of the Class B Units. On a quarterly basis beginning on the initial funding and ending on the conversion date of the Class B Units, the conversion value of the Class B Units will increase at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The Class B Units will not be entitled to cash distributions except in the event of a liquidation. The holders of Class B Units will have a preference over the holders of the common and subordinated units in the event of a liquidation. The Class B Units will mandatorily convert into common units upon the earlier of the substantial completion date of LNG train 3 or the fifth anniversary of the latest initial funding by the holders of the Class B Units, provided that if the LNG train 3 notice to proceed with construction is issued prior to the fifth anniversary of such initial funding, then the mandatory conversion date becomes the date of substantial completion of LNG train 3. See Note 10—"Subsequent Events" for a description of our equity financing to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

We issued and sold 11.1 million Class B Units at a price of $15.00 per Class B Unit in June 2012, resulting in total gross proceeds of $166.7 million.

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at June 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	38	$—	$38
Fuel Derivatives liability (2)	—	664	—	664

(1)
LNG Inventory Derivatives asset is classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $(0.2) million and zero related to LNG Inventory Derivatives in the three months ended June 30, 2012 and 2011, respectively. We recorded revenues of $0.9 million and zero related to LNG Inventory Derivatives in the six months ended June 30, 2012 and 2011, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative gain of $0.3 million and derivative loss of $0.4 million related to Fuel Derivatives in the three months ended June 30, 2012 and 2011, respectively. We recorded derivative loss of $0.6 million and $0.4 million related to Fuel Derivatives in the six months ended June 30, 2012 and 2011, respectively.

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
Financial Instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$569,250	$550,000	$555,500
2016 Notes, net of discount (1)	1,644,765	1,722,892	1,642,418	1,650,630

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2012 and December 31, 2011, as applicable.

NOTE 8—Related Party Transactions

As of June 30, 2012 and December 31, 2011, we had $2.2 million and $0.7 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with Sabine Pass LNG to Cheniere Energy Investments, LLC ("Cheniere Investments"), our wholly owned subsidiary, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments was required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned from Cheniere Investments' capacity payments is eliminated upon consolidation of our financial statements. We guaranteed Cheniere Investments' obligations under its TUA.

Variable Capacity Rights Agreement

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize its capacity at the Sabine Pass LNG terminal. The VCRA will continue until the earliest of (a) the termination of Cheniere Investments' TUA, (b) expiration of the initial term of Cheniere Investments' TUA, (c) the termination of the VCRA by either party after two years, and (d) the termination of the VCRA as a result of default. Prior to 2018, Cheniere Marketing's termination right is subject to our having specified levels of cash reserved for distribution to our common unitholders as of the applicable termination date. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing the capacity at the Sabine Pass LNG terminal and has the right to utilize all of the services and other

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

rights at the Sabine Pass LNG terminal available under the TUA assigned to Cheniere Investments. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere Subsidiary Holdings in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere guaranteed all of Cheniere Marketing's payment obligations under the VCRA. We recorded zero and $5.5 million of revenues—affiliate from Cheniere Marketing in the three months ended June 30, 2012 and 2011, respectively, related to the VCRA. We recorded $1.7 million and $9.2 million of revenues—affiliate from Cheniere Marketing in the six months ended June 30, 2012 and 2011, respectively, related to the VCRA.

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

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower-of-cost-or-market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of June 30, 2012, we had 454,000 MMBtu of LNG inventory—affiliate recorded at $1.2 million on our Consolidated Balance Sheets, and as of December 31, 2011, we had 1,527,000 MMBtu of LNG inventory—affiliate recorded at $4.4 million on our Consolidated Balance Sheets. During the three months ended June 30, 2012 and 2011, we recognized gain of $0.3 million and zero, respectively, as a result of LCM adjustments to our LNG inventory—affiliate. During the six months ended June 30, 2012 and 2011, we recognized loss of $0.6 million and zero, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at June 30, 2012 and December 31, 2011 was $38.0 thousand and $1.6 million, respectively, and was classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded losses of $0.2 million and revenues of $0.9 million related to LNG inventory—affiliate derivatives in the three and six months ended June 30, 2012, respectively.

Service Agreements
During the three months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $4.9 million and $4.8 million, respectively, under the following service agreements. During the six months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $9.8 million and $9.4 million, respectively, under the following service agreements.

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimbursed Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals directly related to our business or activities.

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

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement (the "Sabine Pass LNG O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

Sabine Pass LNG MSA

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement (the "Sabine Pass LNG MSA") with its general partner, which is our wholly owned subsidiary, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the O&M Agreement. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the MSA to Cheniere Terminals. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Sabine Pass Liquefaction O&M Agreement

In May 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") entered into an operation and maintenance agreement (the "Liquefaction O&M Agreement") with a wholly owned subsidiary of Cheniere and our general partner pursuant to which we receive all the necessary services required to construct, operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of Sabine Pass Liquefaction, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities.
Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, Sabine Pass Liquefaction is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each LNG train, for services performed while the liquefaction facilities are operational, Sabine Pass Liquefaction will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such LNG train.
Sabine Pass Liquefaction MSA

In May 2012, Sabine Pass Liquefaction entered into a management services agreement (the "Liquefaction MSA") with a wholly owned subsidiary of Cheniere pursuant to which such subsidiary was appointed to manage the construction and operation of the liquefaction facilities, excluding those matters provided for under the Liquefaction O&M Agreement. The services to be provided include, among other services, exercising the day-to-day management of Sabine Pass Liquefaction's affairs and business, managing Sabine Pass Liquefaction's regulatory matters, managing bank and brokerage accounts and financial books and records of Sabine Pass Liquefaction's business and operations, and providing contract administration services for all contracts associated with the liquefaction facilities. Sabine Pass Liquefaction will pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each LNG train, Sabine Pass Liquefaction will pay a fixed monthly fee of $541,667 for services with respect to such train.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

 Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA to Cheniere Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to monetize Cheniere Investments' capacity under the TUA after the assignment. The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and, in exchange, Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2012 and December 31, 2011, we had $14.7 million and $12.3 million of other non-current assets and non-current deferred revenue resulting from Sabine Pass LNG's ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

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

Sabine Pass LNG recorded $0.5 million and $1.5 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended June 30, 2012 and 2011, respectively. Sabine Pass LNG recorded $1.2 million and $2.6 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the six months ended June 30, 2012 and 2011, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenues—affiliate of zero pursuant to this agreement in the three months ended June 30, 2012 and 2011. Sabine Pass LNG recorded revenues—affiliate of zero and $0.3 million pursuant to this agreement in the six months ended June 30, 2012 and 2011, respectively

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in the three months ended June 30, 2012 and 2011. Tug Services recorded revenues—affiliate from Cheniere Marketing of $1.4 million and $1.3 million pursuant to this agreement in the six months ended June 30, 2012 and 2011, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Cash Distributions and Net Income (Loss) per Common Unit

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the six months ended June 30, 2012 (in thousands, except per unit data):

			Total Distribution
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 14, 2012	October 1, 2011 - December 31, 2011	$0.425	$13,176	$—	$269
May 15, 2012	January 1, 2012 - March 31, 2012	$0.425	$13,323	$—	$272

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

Pursuant to a unit purchase agreement we entered into in May 2012 with Cheniere, we issued and sold 11.1 million Class B Units at a price of $15.00 per Class B Unit in June 2012, resulting in total gross proceeds of $166.7 million. The Class B Units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $151.7 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ capital and a decrease in Class B unitholders’ capital to reflect the fair value of the Class B Units at issuance on our consolidated statement of partners’ and owners' capital (deficit).  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B Unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders' capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the three and six months ended June 30, 2012.

Net Income (Loss) per Common Unit

Net income (loss) per common unit for a given period is based on the distributions that will be made to unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two class method dictates that net income (loss) for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

Under our partnership agreement, the incentive distribution rights ("IDRs") participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two class method earnings per common unit calculation for any of the periods presented.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the Class B Units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner
Three Months Ended June 30, 2012
Net loss	$(24,861)
Declared distributions	13,612	13,340			272
Amortization of beneficial conversion feature of Class B Units	—	(892)	4,737	(3,845)	—
Assumed allocation of undistributed net loss	(38,473)	(7,096)	—	(30,608)	(769)
Assumed allocation of net income (loss)		$5,352	$4,737	$(34,453)	$(497)

Weighted average units outstanding		31,328	2,442	135,384
Net income (loss) per unit		$0.17	$1.94	$(0.25)

Three Months Ended June 30, 2011
Net loss	$(6,868)
Declared distributions	11,679	11,446			234
Assumed allocation of undistributed net loss	(18,547)	(3,016)	—	(15,161)	(371)
Assumed allocation of net income (loss)		$8,430	$—	$(15,161)	$(137)

Weighted average units outstanding		26,754	—	135,384
Net income (loss) per unit		$0.32	$—	$(0.11)

Six Months Ended June 30, 2012
Net loss	$(44,193)
Declared distributions	27,207	26,663			544
Amortization of beneficial conversion feature of Class B Units	—	(892)	4,737	(3,845)	—
Assumed allocation of undistributed net loss	(71,400)	(13,169)	—	(56,803)	(1,428)
Assumed allocation of net income (loss)		$12,602	$4,737	$(60,648)	$(884)

Weighted average units outstanding		31,173	1,221	135,384
Net income (loss) per unit		$0.40	$3.88	$(0.45)

Six Months Ended June 30, 2011
Net loss	$(9,078)
Declared distributions	23,246	22,781			—
Assumed allocation of undistributed net loss	(32,324)	(5,256)	—	(26,422)	(646)
Assumed allocation of net income (loss)		$17,525	$—	$(26,422)	$(646)

Weighted average units outstanding		26,592	—	135,384
Net income (loss) per unit		$0.66	$—	$(0.20)

NOTE 10—Subsequent Events

Final Investment Decision

In July 2012, our Board of Directors made a positive final investment decision on the development and construction of the first two LNG trains subject to the closing of the debt financing, funding of the initial equity investment by Blackstone, and funding of the remaining equity investment by Cheniere.

Liquefaction Project Debt and Equity Financing

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders (the "Liquefaction Credit Facility") to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal. The Liquefaction Credit Facility has a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations. In addition, Cheniere purchased $333 million of its remaining Class B Units in July 2012 for an aggregate investment of $500.0 million.

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

As used herein, the terms "Cheniere Partners," "we," "our" and "us" refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries.

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

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the Sabine Pass LNG terminal located in western Cameron Parish, Louisiana on the Sabine Pass Channel. Through our wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), we are developing a project to add liquefaction capabilities adjacent to the Sabine Pass LNG terminal.

Overview of Significant Events

In the first six months of 2012, and through the date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal, generate steady and reliable revenues under Sabine Pass LNG's long-term terminal use agreements ("TUAs") and construct liquefaction facilities adjacent to the Sabine Pass LNG terminal. The major events in our business that have occurred since January 1, 2012 include the following:

•
In January 2012, Sabine Pass Liquefaction entered into an amended and restated LNG Sale and Purchase Agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), a subsidiary of BG Group plc, under which BG has agreed to purchase an additional 2.0 million tonnes per annum ("mtpa") of LNG, bringing BG's total annual contract quantity to 5.5 mtpa of LNG. BG will purchase 3.5 mtpa of LNG with the commencement of LNG train one operations and will purchase a portion of the additional 2.0 mtpa of LNG as each of LNG trains two, three and four commences operations.

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

•
In May 2012, we entered into a Unit Purchase Agreement ("Agreement") with Blackstone CQP Holdco LP ("Blackstone").  Under the Agreement, Blackstone agreed to purchase $1.5 billion of newly issued Cheniere Partners Class B units ("Class B Units") from us in a private placement.  Cheniere also agreed to purchase $500 million of newly issued Class B Units pursuant to a separate unit purchase agreement.  Subsequent to an initial funding of $500 million by Blackstone, we can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. Proceeds from the financings will be used to fund the equity portion of the costs of developing, constructing and placing into service the liquefaction facilities being developed adjacent to the Sabine Pass LNG terminal (the "Liquefaction Project").

•	In June 2012, we sold $166.7 million of Class B Units to Cheniere and issued a limited notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel").

•
In July 2012, our Board of Directors made a positive final investment decision on the development and construction of the first two LNG trains of our Liquefaction Project subject to the closing of the debt financing, funding of the initial equity investment by Blackstone, and funding of the remaining equity investment by Cheniere.

•
In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders to fund the costs of developing, constructing and placing into service the first two LNG trains of our Liquefaction Project.

•	In July 2012, Cheniere purchased $333 million of its remaining Class B Units for an aggregate investment of $500 million.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2012, we had $171.0 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

In January 2011, we initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which are used primarily to fund development costs associated with our Liquefaction Project. During the year ended December 31, 2011, we sold 0.5 million common units with net proceeds of $9.0 million. During the six months ended June 30, 2012, we sold 0.4 million common units with net proceeds of $8.8 million. We paid $0.3 million in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with the at-the-market program during the six months ended June 30, 2012.

In September 2011, we sold 3.0 million common units in an underwritten public offering and 1.1 million common units to a wholly owned subsidiary of Cheniere at a price of $15.25 per common unit. We received net proceeds of approximately $60 million that we are using for general business purposes, including development costs associated with our Liquefaction Project.

During the year ended December 31, 2011, we also received $1.5 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us. We received $3.6 million in net proceeds from our general partner in connection with the exercise of its right to maintain its 2% ownership interest in us during the six months ended June 30, 2012.

In June 2012, we sold $166.7 million of Class B Units to Cheniere so that we could issue a limited notice to proceed to Bechtel.

Sabine Pass LNG Terminal

Regasification Facilities

Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

•
Total Gas and Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

Sabine Pass Liquefaction has also entered into a TUA with Sabine Pass LNG pursuant to which Sabine Pass Liquefaction has reserved approximately 2.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year through at least September 30, 2028. Sabine Pass Liquefaction obtained this reserved capacity as a result of Cheniere Investments' assignment of its rights, obligations and duties under its TUA to Sabine Pass Liquefaction in July 2012. In connection with the assignment, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA is eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In connection with the TUA assignment to Sabine Pass Liquefaction, Cheniere Investments entered into an amended and restated variable capacity rights agreement ("VCRA") with Cheniere Marketing in order for Cheniere Investments to monetize the capacity rights granted under the TURA. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing the capacity at the Sabine Pass LNG terminal held by Cheniere Investments under the TURA and has the right to utilize all of the services and other rights at the Sabine Pass LNG terminal available under the TURA. In consideration of these rights, Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG delivered to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA increase our available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to Cheniere in the form of distributions on its subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs paid by Cheniere Investments under the TUA. Cheniere Marketing continues to develop its business, lacks a credit rating and may be limited by access to capital. Cheniere, which has guaranteed the obligations of Cheniere Marketing under the VCRA, has a non-investment grade corporate rating.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered for the customer's account.

Liquefaction Facilities

In June 2010, we formed Sabine Pass Liquefaction to own, develop and operate liquefaction facilities adjacent to the Sabine Pass LNG terminal. In constructing the proposed liquefaction facilities, we propose to take advantage of the existing marine and storage facilities that were constructed for the LNG receiving terminal, thereby saving a substantial amount of capital cost compared to the cost of constructing a greenfield facility. We anticipate that LNG exports could commence as early as 2015 with each LNG train commencing operations approximately six to nine months after the previous LNG train.

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

In April 2012, Sabine Pass Liquefaction received authorization from the Federal Energy Regulatory Commission ("FERC") to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. The order, which authorizes the development of up to four modular LNG trains, is currently pending a rehearing consideration.

Sabine Pass Liquefaction has entered into four third-party SPAs, under which customers have committed to purchase, in aggregate, 834.0 million MMBtu of LNG per year (approximately 16 mtpa) as follows:

•	BG Gulf Coast LNG, LLC ("BG") has agreed to purchase 286.5 million MMBtu of LNG per year (approximately 5.5 mtpa);

•	Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG S.A., has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa);

•	Korea Gas Corporation ("KOGAS") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa); and

•	GAIL (India) Limited ("GAIL") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa).

In aggregate, these customers have agreed to pay Sabine Pass Liquefaction approximately $2.3 billion annually, plus an amount per MMBtu of LNG equal to 115% of the final settlement price for the New York Mercantile Exchange natural gas futures contract for the month in which the relevant cargo is scheduled.

In addition, Cheniere Marketing, LLC, a wholly owned subsidiary of Cheniere, has entered into an SPA to purchase certain excess LNG produced that is not committed to non-affiliate parties, up to a maximum of 104.0 million MMBtu of LNG per year (approximately 2.0 mtpa). The sales price to be paid by Cheniere Marketing will be 115% of the then-current Henry Hub price per MMBtu plus a profit sharing equal to 100% of profits up to $3.00/MMBtu for the first 36 million MMBtu of the most profitable cargoes sold each year to Cheniere Marketing and 20% of profits for the subsequent 68 million MMBtu sold each year to Cheniere Marketing.

In November 2011, Sabine Pass Liquefaction entered into a lump sum turnkey agreement with Bechtel for procurement, engineering, design, installation, training, commissioning and placing into service of the first two LNG trains and related facilities adjacent to the Sabine Pass LNG terminal. We issued a limited notice to proceed and commenced construction of LNG trains 1 and 2 during the second quarter of 2012 and expect to begin operations of the first LNG train in late 2015, with the second LNG train commencing operations approximately six to nine months after the first LNG train. We expect to complete our construction plan and cost estimates for LNG trains 3 and 4 by the end of 2012 and begin working on our financing plan.

The cost to construct LNG trains 1 and 2 is currently estimated to be approximately $4 billion to $5 billion, before financing costs. Our cost estimates are subject to change due to such items as change orders, delays in construction, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

Financing

In May 2012, we and Blackstone entered into a unit purchase agreement whereby we agreed to sell to Blackstone in a private placement 100 million Class B Units of Cheniere Partners at a price of $15.00 per Class B Unit. Subsequent to an initial funding of $500 million by Blackstone, we can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. In addition, we and a wholly owned subsidiary of Cheniere entered into a unit purchase agreement whereby we agreed to sell 33.3 million Class B Units at a price of $15.00 per unit, for total consideration of $500 million, of which $166.7 million was sold in June 2012 so that we could issue a limited notice to proceed to Bechtel and the remaining $333.3 million was sold in July 2012. We will use the net proceeds from the private placements to pay for a portion of the cost to construct the first two LNG trains and related facilities and equipment.

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders to fund the costs of developing, constructing and placing into service the first two LNG trains of our Liquefaction Project. The definitive loan documents were executed in July 2012, with the credit facility having a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations. Sabine Pass Liquefaction will maintain interest rate protection agreements with respect to at least 75% of this debt financing.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended
	June 30,
	2012	2011
Sources of cash and cash equivalents
Proceeds from the sale of Class B Units	$166,667	$—
Operating cash flow	—	21,355
Proceeds from the sale of partnership units	12,379	9,153
Total sources of cash and cash equivalents	179,046	30,508

Uses of cash and cash equivalents
Operating cash flow	(13,032)	—
LNG terminal construction-in-process, net	(39,194)	(5,390)
Deferred financing costs	(5,530)	—
Distributions to unitholders	(27,040)	(23,025)
Other	(4,714)	(115)
Total uses of cash and cash equivalents	(89,510)	(28,530)

Net increase (decrease) in cash and cash equivalents	89,536	1,978
Cash and cash equivalents—beginning of period	81,415	53,349
Cash and cash equivalents—end of period	$170,951	$55,327

Proceeds from the Sale of Class B Units

In June 2012, we sold $166.7 million of Class B Units to Cheniere so that we could issue a limited notice to proceed to Bechtel.

Operating Cash Flow

Operating cash flow decreased $34.4 million for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in operating cash flow primarily resulted from increased costs incurred to develop our liquefaction facilities and decreased LNG cargo export loading fee revenue.

LNG Terminal and Pipeline Construction-in-Process, net

Capital expenditures for the Sabine Pass LNG terminal were $39.2 million and $5.4 million in the six months ended June 30, 2012, and 2011, respectively. We began capitalizing costs associated with construction of our liquefaction facilities as construction-in-process during the second quarter of 2012.

Deferred Financing Costs

During the six months ended June 30, 2012, we paid $5.5 million of fees directly related to project financing and debt and equity offerings to finance the construction costs of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2012:

			Total Distribution
			(in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	Subordinated Units	General Partner Units
February 14, 2012	October 1, 2011 - December 31, 2011	$0.425	$13,176	$—	$269
May 15, 2012	January 1, 2012 - March 31, 2012	$0.425	$13,323	$—	$272

The subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development or fees received from Cheniere Marketing under the VCRA. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development.

On July 20, 2012, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on August 1, 2012 for the period from April 1, 2012 to June 30, 2012.

Debt Agreements

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal. The credit facility has a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012 and 2011, Sabine Pass LNG made distributions to us of $146.7 million and $155.6 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the six months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $9.8 million and $9.4 million, respectively, under the following service agreements.

Cheniere Partners Services Agreement

In March 2007, we entered into a services agreement with Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which we would pay Cheniere Terminals an annual administrative fee of $10.0 million (adjusted for inflation) for the provision of various general and administrative services for our benefit following the closing of our initial public offering. Payments under this services agreement commenced January 1, 2009. In addition, we reimburse Cheniere Terminals for its services in an amount equal to the sum of all out-of-pocket costs and expenses incurred by Cheniere Terminals that are directly related to our business or activities.

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

Sabine Pass LNG O&M Agreement

In February 2005, Sabine Pass LNG entered into a 20-year operation and maintenance agreement (the "Sabine Pass LNG O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expense.

Sabine Pass LNG MSA

In February 2005, Sabine Pass LNG entered into a 20-year management services agreement (the "Sabine Pass LNG MSA") with its general partner, which is our wholly owned subsidiary, pursuant to which its general partner was appointed to manage the construction and operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the Sabine Pass LNG O&M Agreement. In August 2008, the general partner of Sabine Pass LNG assigned all of its rights and obligations under the Sabine Pass LNG MSA to Cheniere Terminals. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Sabine Pass Liquefaction O&M Agreement
In May 2012, Sabine Pass Liquefaction entered into an operation and maintenance agreement (the "Liquefaction O&M Agreement") with a wholly owned subsidiary of Cheniere and our general partner pursuant to which we receive all the necessary services required to construct, operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of Sabine Pass Liquefaction, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities.

Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, Sabine Pass Liquefaction is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each LNG train, for services performed while the liquefaction facilities are operational, Sabine Pass Liquefaction will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such LNG train.
Sabine Pass Liquefaction MSA
In May 2012, Sabine Pass Liquefaction entered into a management services agreement (the "Liquefaction MSA") with a wholly owned subsidiary of Cheniere pursuant to which such subsidiary was appointed to manage the construction and operation of the liquefaction facilities, excluding those matters provided for under the Liquefaction O&M Agreement. The services to be provided include, among other services, exercising the day-to-day management of Sabine Pass Liquefaction's affairs and business, managing Sabine Pass Liquefaction's regulatory matters, managing bank and brokerage accounts and financial books and records of Sabine Pass Liquefaction's business and operations, and providing contract administration services for all contracts associated with the liquefaction facilities. Sabine Pass Liquefaction will pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each LNG train, Sabine Pass Liquefaction will pay a fixed monthly fee of $541,667 for services with respect to such train.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Overall Operations

Our net loss increased $18.0 million, from a net loss of $6.9 million in the three months ended June 30, 2011 to a net loss of $24.9 million in the three months ended June 30, 2012. This increase in net loss primarily resulted from decreased revenues, increased development expense and increased operating and maintenance expense.

Revenues (including Affiliate Revenues)

Revenues (including affiliate revenues) decreased $12.2 million, from $73.6 million in the three months ended June 30, 2011 to $61.4 million in the three months ended June 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue, decreased revenues earned under the VCRA, and a provision for loss on a firm purchase commitment for LNG inventory that will be used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications.

Development Expense (including Affiliate Expense)

Development expense (including affiliate expense) increased $3.4 million, from $12.1 million in the three months ended June 30, 2011 to $15.5 million in the three months ended June 30, 2012. This increase resulted from costs incurred to develop our liquefaction facilities.

Operating and Maintenance Expense

Our operating and maintenance expense includes costs incurred to operate and maintain the Sabine Pass LNG terminal. Operating and maintenance expense increased $3.2 million, from $3.9 million in the three months ended June 30, 2011 to $7.1 million in the three months ended June 30, 2012. This increase is primarily a result of increased dredging services in the three months ended June 30, 2012 and decreased fuel costs in the three months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Overall Operations

Our net loss increased $35.1 million, from a net loss of $9.1 million in the six months ended June 30, 2011 to a net loss of $44.2 million in the six months ended June 30, 2012. This increase in net loss primarily resulted from decreased revenues, increased development expense and increased operating and maintenance expense.

Revenues (including Affiliate Revenues)
Revenues (including affiliate revenues) decreased $17.4 million, from $148.1 million in the six months ended June 30, 2011 to $130.7 million in the six months ended June 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue, decreased revenues earned under the VCRA, and a provision for loss on a firm purchase commitment for LNG inventory that will be used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications.

Development Expense (including Affiliate Expense)
Development expense (including affiliate expense) increased $13.8 million from $19.6 million in the six months ended June 30, 2011 to $33.4 million in the six months ended June 30, 2012. This increase resulted from costs incurred to develop our liquefaction facilities.

Operating and Maintenance Expense
Operating and maintenance expense increased $3.7 million, from $9.6 million in the six months ended June 30, 2011 to $13.3 million in the six months ended June 30, 2012. This increase is primarily a result of increased dredging services in the six months ended June 30, 2012 and decreased fuel costs in the six months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of June 30, 2012 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
LNG Inventory Derivatives	Fixed price natural gas swaps	1,156,657	$2.700 - $3.234	December 2012	$38	$33
Fuel Derivatives	Fixed price natural gas swaps	1,078,000	$3.243 - $4.714	August 2013	$(664)	$2

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2012, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between the Borrower and Bechtel Oil, Gas and Chemicals, Inc.:  (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated July 12, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

CHENIERE ENERGY PARTNERS, L.P.

By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

Date:	August 3, 2012