Form 10-Q
period 2013-03-31
Cheniere Energy Partners, L.P.
filed 2013-05-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 17, 2013, the issuer had 57,078,848 common units, 133,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P
INDEX TO FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$456,852	$419,292
Restricted cash and cash equivalents	252,854	92,519
Accounts and interest receivable	170	44
Accounts receivable—affiliate	1,095	2,005
Advances to affiliate	10,008	4,987
LNG inventory	2,157	2,625
LNG inventory - affiliate	2,448	4,420
Prepaid expenses and other	7,303	6,652
Total current assets	732,887	532,544

Non-current restricted cash and cash equivalents	1,466,602	272,425
Property, plant and equipment, net	3,241,990	2,704,895
Debt issuance costs, net	245,804	220,949
Other	22,248	17,465
Total assets	$5,709,531	$3,748,278
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$19,947	$73,760
Accounts payable—affiliate	—	1,122
Accrued liabilities	218,399	47,403
Accrued liabilities—affiliate	19,369	5,791
Deferred revenue	25,329	26,540
Deferred revenue—affiliate	—	696
Other	1,498	98
Total current liabilities	284,542	155,410

Long-term debt, net of discount	3,668,286	2,167,113
Deferred revenue	20,500	21,500
Deferred revenue—affiliate	17,173	14,720
Long-term derivative liability	21,978	26,424
Other non-current liabilities	300	303

Commitments and contingencies

Partners' capital
Common unitholders (57.1 million units and 39.5 million units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	786,138	448,412
Class B unitholders (133.3 million units issued and outstanding at March 31, 2013 and December 31, 2012)	(37,342)	(37,342)
Subordinated unitholders (135.4 million units issued and outstanding at March 31, 2013 and December 31, 2012)	918,775	949,482
General partner interest (2% interest with 6.6 million units and 6.3 million units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	35,154	29,496
Accumulated other comprehensive loss	(5,973)	(27,240)
Total partners’ capital	1,696,752	1,362,808
Total liabilities and partners’ capital	$5,709,531	$3,748,278
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Revenues	$65,563	$66,958
Revenues—affiliate	511	2,365
Total revenues	66,074	69,323

Expenses
Operating and maintenance expense	8,018	6,112
Operating and maintenance expense—affiliate	6,168	2,998
Depreciation expense	10,650	10,629
Development expense	3,484	16,669
Development expense—affiliate	451	1,231
General and administrative expense	3,231	1,681
General and administrative expense—affiliate	19,156	5,112
Total expenses	51,158	44,432

Income from operations	14,916	24,891

Other income (expense)
Interest expense, net	(40,262)	(43,458)
Derivative loss, net	(17,468)	(836)
Other	327	71
Total other expense	(57,403)	(44,223)

Net loss	$(42,487)	$(19,332)

Basic and diluted net income per common unit	$0.10	$0.23

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	45,547	31,017

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(42,487)	$(19,332)
Other comprehensive income
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	(30)	—
Change in fair value of interest rate cash flow hedges	21,297	—
Total other comprehensive income	21,267	—
Comprehensive loss	$(21,220)	$(19,332)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ CAPITAL
(in thousands)
(unaudited)

	Common Unitholders	Class B Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance at December 31, 2012	$448,412	$(37,342)	$949,482	$29,496	$(27,240)	$1,362,808
Net loss	(10,331)	—	(30,707)	(1,449)	—	(42,487)
Sale of common and general partner units	364,840	—	—	7,449	—	372,289
Distributions	(16,783)	—	—	(342)	—	(17,125)
Interest rate cash flow hedges	—	—	—	—	21,267	21,267
Balance at March 31, 2013	$786,138	$(37,342)	$918,775	$35,154	$(5,973)	$1,696,752

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(42,487)	$(19,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,650	10,629
Investment in restricted cash and cash equivalents	(27,542)	(41,197)
Amortization of debt discount	1,174	1,174
Amortization of debt issuance costs	1,036	1,092
Non-cash derivative loss	18,118	527
Other	3,064	—
Changes in operating assets and liabilities:
Accounts and interest receivable	(126)	504
Accounts receivable—affiliate	909	(2,350)
Accounts payable and accrued liabilities	41,494	45,966
Accounts payable and accrued liabilities—affiliate	6,882	171
Deferred revenue—affiliate	(695)	—
Deferred revenue	(2,210)	(1,104)
Advances to affiliate	(4,552)	(5,330)
LNG inventory—affiliate	1,972	2,652
Other	29	(3,289)
Net cash provided by (used in) operating activities	7,716	(9,887)

Cash flows from investing activities
Use of restricted cash and cash equivalents	463,476	—
LNG terminal costs, net	(462,731)	(414)
Other	(790)	(1,128)
Net cash used in investing activities	(45)	(1,542)

Cash flows from financing activities
Proceeds from 2021 Sabine Pass Liquefaction Notes	1,500,000	—
Proceeds from sale of partnership units	372,449	2,903
Investment in restricted cash and cash equivalents	(1,790,446)	—
Debt issuance and deferred financing costs	(34,986)	—
Distributions to owners	(17,125)	(13,445)
Other	(3)	—
Net cash provided by (used in) financing activities	29,889	(10,542)

Net increase (decrease) in cash and cash equivalents	37,560	(21,971)
Cash and cash equivalents—beginning of period	419,292	81,415
Cash and cash equivalents—end of period	$456,852	$59,444

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

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

We are not subject to either federal or state income tax, as the partners are taxed individually on their allocable share of taxable income.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $1,665.5 million of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes") (See Note 6—"Long-Term Debt"). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures.

As of March 31, 2013 and December 31, 2012, we classified $55.4 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") closed on a $3.6 billion senior secured credit facility (the "Liquefaction Credit Facility"). Under the terms and conditions of the Liquefaction Credit Facility, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, we classified $100.0 million as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to acquire non-current assets. As of March 31, 2013 and December 31, 2012, we classified $197.4 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to pay for current liabilities. As of March 31, 2013 and December 31, 2012, we classified $1,290.4 million and $96.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to pay for the natural gas liquefaction facilities we are developing at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the "Liquefaction Project").

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$1,641,717	$1,641,722
LNG terminal construction-in-process	1,776,308	1,228,647
LNG site and related costs, net	154	156
Accumulated depreciation	(177,084)	(166,538)
Total LNG terminal costs, net	3,241,095	2,703,987

Fixed assets
Computer and office equipment	424	368
Vehicles	797	704
Machinery and equipment	1,471	1,473
Other	703	760
Accumulated depreciation	(2,500)	(2,397)
Total fixed assets, net	895	908

Property, plant and equipment, net	$3,241,990	$2,704,895

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.5 million for each of the three months ended March 31, 2013 and 2012.

In June 2012, Train 1 and Train 2 of the Liquefaction Project satisfied the criteria for capitalization. Accordingly, costs associated with the construction of Train 1 and Train 2 of the Liquefaction Project have been recorded as construction-in-process since that date. For the three months ended March 31, 2013, we capitalized $35.3 million of interest expense related to the construction of Train 1 and Train 2 of the Liquefaction Project.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—FINANCIAL INSTRUMENTS

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

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$(421)	$—	$(421)	$—	$232	$—	$232
Fuel Derivatives asset (liability)	—	420	—	420	—	(98)	—	(98)
Interest Rate Derivatives (liability)	—	(23,055)	—	(23,055)	—	(26,424)	—	(26,424)

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

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other/ (Other current liabilities)	$(421)	$232
Fuel Derivatives asset (liability)	Prepaid expenses and other/ (Other current liabilities)	420	(98)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
LNG Inventory Derivatives gain (loss)	$(550)	$1,171

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss) on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fuel Derivatives gain (loss)	$515	$(836)

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions.  Collateral of $1.4 million and $0.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2013, and December 31, 2012, respectively.

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

The Interest Rate Derivatives hedge approximately 75% of the weighted average of the expected outstanding borrowings over the term of the Liquefaction Credit Facility. The aggregate notional amount each month follows our expected borrowing schedule under the Liquefaction Credit Facility with an expected maximum swap notional amount outstanding of $2.9 billion in 2017. Based on the continued development of our financing strategy for the Liquefaction Project, in particular the 2021 Sabine Pass Liquefaction Notes issued in February 2013 and the additional $1.5 billion fixed-rate notes issued in April 2013 described in Note 6—"Long-Term Debt", during the first quarter of 2013 we determined it was no longer probable that the forecasted variable interest payments on the Liquefaction Credit Facility would occur in the time period originally specified. As a result, all of the Interest Rate Derivatives were no longer effective hedges, and the remaining portion of hedge relationships that were designated as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations. We have continued to maintain the Interest Rate Derivatives in anticipation of our upcoming financing needs, particularly for the financing of the construction of Train 3 and Train 4 of the Liquefaction Project, and have concluded that the likelihood of occurrence of our variable interest payments has not changed to probable not to occur. As a result, amounts recorded in other comprehensive income related to our de-designated Interest Rate Derivatives will continue to remain in other comprehensive income until interest payments on the Liquefaction Credit Facility impact earnings.

At March 31, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding that converted $20.0 million of the Liquefaction Credit Facility from a variable to a fixed interest rate. Sabine Pass Liquefaction pays a fixed interest rate on the swap and in exchange receives a variable interest rate based on the one-month LIBOR.

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - De-designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives were reflected in our Consolidated Balance Sheets at fair value with the effective portion of the Interest Rate Derivatives' gain or loss recorded in other comprehensive income. For de-designated hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations. The following table (in thousands) shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest Rate Derivatives - Designated	Non-current derivative liabilities	$—	$21,290
Interest Rate Derivatives - De-designated	Other current liabilities	1,077	—
Interest Rate Derivatives - De-designated	Non-current derivative liabilities	21,978	5,134

The following table (in thousands) shows our Interest Rate Derivatives market adjustments recorded during the three months ended March 31, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$—	$—	$—	$—	$—
Interest Rate Derivatives - De-designated	—	—	—	—	—	—
Interest Rate Derivatives - Settlements	(30)	—	—	—	—	—

The following table (in thousands) shows the changes in the fair value of our De-designated Interest Rate Derivatives recorded in derivative loss on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Interest Rate Derivatives - De-designated loss	$17,983	$—

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

The Company's commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2013:
Fuel Derivatives	$420	$—	$420	$—	$—	$420
LNG Inventory Derivatives	(421)	(421)	—	—	—	—
Interest Rate Derivatives - de-designated	(23,055)	—	(23,055)	—	—	(23,055)
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—
LNG Inventory Derivatives	232	—	232	—	—	232
Interest Rate Derivatives - designated	(21,290)	—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - de-designated	(5,134)	—	(5,134)	—	—	(5,134)

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
Other Financial Instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,648,286	$1,825,477	$1,647,113	$1,824,177
2020 Notes (1)	420,000	444,150	420,000	437,850
2021 Sabine Pass Liquefaction Notes (1)	1,500,000	1,552,500	—	—
Liquefaction Credit Facility (2)	100,000	100,000	100,000	100,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2013 and December 31, 2012, as applicable.

(2)	The Level 3 estimated fair value was determined to be the carrying amount due to our ability to call this debt at anytime without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2013 and December 31, 2012, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Interest and related debt fees	$68,422	$16,327
Affiliate	19,369	5,791
LNG liquefaction costs	143,628	26,131
LNG terminal costs	2,756	977
Other	3,593	3,968
Total accrued liabilities (including affiliate)	$237,768	$53,194

NOTE 6—LONG-TERM DEBT

As of March 31, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Notes	1,500,000	—
Liquefaction Credit Facility	100,000	100,000
Total long-term debt	3,685,500	2,185,500
Long-term debt discount
2016 Notes	(17,214)	(18,387)
Total long-term debt, net of discount	$3,668,286	$2,167,113

Sabine Pass LNG Senior Notes

As of March 31, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million of the 2016 Notes and $420.0 million of the 2020 Notes. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

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

Sabine Pass LNG may redeem all or part of its 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures. During the three months ended March 31, 2013 and 2012, Sabine Pass LNG made distributions of $76.7 million and $69.4 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indentures.

In connection with the issuance of the 2020 Notes, Sabine Pass LNG also entered into a registration rights agreement (the "Sabine Pass LNG Registration Rights Agreement"). Under the Sabine Pass LNG Registration Rights Agreement, Sabine Pass LNG has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 2020 Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2020 Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the 2020 Notes were issued. Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

2021 Sabine Pass Liquefaction Notes

In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Notes"). Interest on the 2021 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on February 1 and August 1 of each year. Subject to permitted liens, the 2021 Sabine Pass Liquefaction Notes are secured on a first-priority basis by a security interest in all of Sabine Pass Liquefaction's equity interests and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass Liquefaction may redeem some or all of the 2021 Sabine Pass Liquefaction Notes at any time prior to November 1, 2020 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2021 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, redeem the 2021 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2021 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indenture governing the 2021 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Train 1 and Train 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

The indenture governing the 2021 Sabine Pass Liquefaction Notes also contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. The indenture governing the 2021 Sabine Pass Liquefaction Notes covenants are subject to a number of important limitations and exceptions.

In connection with the issuance of the 2021 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction also entered into a registration rights agreement (the "Liquefaction Registration Rights Agreement"). Under the Liquefaction Registration Rights Agreement, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange the 2021 Sabine Pass Liquefaction Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Notes

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(other than with respect to restrictions or transfer or to any increase in annual interest rate) within 360 days after February 1, 2013. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the 2021 Sabine Pass Liquefaction Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2021 Sabine Pass Liquefaction Notes under certain circumstances.

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

Under the terms and conditions of the Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction is controlled by the collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, including receipt of satisfactory documentation that the Liquefaction Project costs are bona fide expenditures and are permitted under the terms of the Liquefaction Credit Facility. The Liquefaction Credit Facility does not permit Sabine Pass Liquefaction to hold any cash, or cash equivalents, outside of the accounts established under the agreement. Because these cash accounts are controlled by the collateral agent, the cash balance of $100.0 million held in these accounts as of March 31, 2013 is classified as restricted on our Consolidated Balance Sheets.

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

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes to refinance a portion of the Liquefaction Credit Facility, and a portion of available commitments pursuant to the Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of 5.625% Senior Secured Notes due 2021 and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Notes"), and a portion of available commitments pursuant to the amended Liquefaction Credit Facility was terminated. The $500.0 million aggregate principal amount of 2021 notes constitutes a further issuance of and forms a single series with the 2021 Sabine Pass Liquefaction

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Notes issued in February 2013 for an aggregate principal amount of $2.0 billion. Net proceeds from the offering of approximately $1,466.0 million are intended to pay capital costs in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility. The 2021 Sabine Pass Liquefaction Notes and 2023 Sabine Pass Liquefaction Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. As a result of Sabine Pass Liquefaction's issuances in April 2013, Sabine Pass Liquefaction has terminated approximately $1.4 billion of commitments under the Liquefaction Credit Facility. This termination resulted in a write-off of debt issuance costs associated with the Liquefaction Credit Facility of approximately $75 million in April 2013.

NOTE 7—DESCRIPTION OF EQUITY INTERESTS

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

During 2012, Blackstone CQP Holdco LP ("Blackstone") and Cheniere completed their purchases of newly created Cheniere Partners Class B units ("Class B units") for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings are being used to fund a portion of the costs of developing, constructing and placing into service the Liquefaction Project.  The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The Class B units are not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of our assets). The holders of Class B units have a preference over the holders of the subordinated units in the event of a liquidation (or merger, combination or sale of substantially all of our assets). The Class B units will mandatorily convert into common units upon the earlier of the substantial completion date of Train 3 or August 9, 2017, provided that if Train 3 notice to proceed with construction is issued prior to August 9, 2017, then the mandatory conversion date becomes the substantial completion date of Train 3.

NOTE 8—RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, we had $10.0 million and $5.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement

Effective July 2012, Sabine Pass Liquefaction received an assignment of a firm commitment terminal use agreement ("TUA")with Sabine Pass LNG for approximately 2.0 Bcf/d of regasification capacity, 6.9 Bcf of LNG storage rights, access to approximately half of the berth capacity at the Sabine Pass LNG terminal, and certain other services and is required to make fixed capacity fee payments of approximately $250 million per calendar year from 2013 until at least twenty years following the Liquefaction Project start date.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA. However, the revenue earned by Sabine Pass LNG from Cheniere Investments' capacity payments under its TUA was eliminated and under its TURA is eliminated upon consolidation of our financial statements.

In connection with monetizing Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into a variable capacity rights agreement ("VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs paid by Cheniere Investments under the TURA. We recorded zero and $1.7 million of revenues—affiliate from Cheniere Marketing in the three months ended March 31, 2013 and 2012, respectively, related to the VCRA.

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

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower-of-cost-or-market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of March 31, 2013, we had 758,000 MMBtu of LNG inventory—affiliate recorded at $2.4 million on our Consolidated Balance Sheets, and as of December 31, 2012, we had 1,369,000 MMBtu of LNG inventory—affiliate recorded at $4.4 million on our Consolidated Balance Sheets. During the three months ended March 31, 2013 and 2012, we recognized a loss of zero and $0.9 million, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at March 31, 2013 and December 31, 2012 was a derivative liability of $0.4 million and a derivative asset of $0.2 million, respectively, and was classified as other current liabilities and assets on our Consolidated Balance Sheets, respectively. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded losses of $0.6 million and revenues of $1.2 million related to LNG inventory—affiliate derivatives in the three months ended March 31, 2013 and 2012, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Service Agreements
During the three months ended March 31, 2013 and 2012, we recorded general and administrative expense—affiliate of $18.4 million and $4.8 million, respectively, under the following service agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

On a consolidated basis, these advance tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2013 and December 31, 2012, we had $17.2 million and $14.7 million of other non-current assets and non-current deferred revenue—affiliate resulting from Sabine Pass LNG's ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

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

Sabine Pass LNG recorded $0.9 million and $0.7 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended March 31, 2013 and 2012, respectively. Sabine Pass LNG recorded $0.9 million and zero of natural gas sold to Cheniere Marketing under this agreement in the three months ended March 31, 2013 and 2012, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  Sabine Pass LNG recorded revenues—affiliate of zero pursuant to this agreement in the three months ended March 31, 2013 and 2012.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended March 31, 2013 and 2012.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliate)	$176,488	$—

NOTE 10—CASH DISTRIBUTIONS AND NET INCOME (LOSS) PER COMMON UNIT

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the three months ended March 31, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	—	—	$342

The subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distribution requirement for our common unitholders and general partner and certain reserves.

Pursuant to the Blackstone and Cheniere Unit Purchase Agreements, we issued and sold 133.3 million Class B units at a price of $15.00 per Class B unit in 2012, resulting in total gross proceeds of $2.0 billion. The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $1,950.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ capital and a decrease in Class B unitholders’ capital to reflect the fair value of the Class B units at issuance on our consolidated statement of partners’ and owners' capital (deficit).  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders' capital and a decrease in common and subordinated unitholders’ capital.  The impact of the beneficial conversion feature is also included in earnings per unit for the three months ended March 31, 2013.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner
Three Months Ended March 31, 2013
Net loss	$(42,487)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	(67,241)	(19,543)	—	(46,353)	(1,345)
Assumed allocation of net income (loss)		$4,716	$—	$(46,353)	$(850)

Weighted average units outstanding		45,547	133,333	135,384
Net income (loss) per unit		$0.10	$—	$(0.34)

Three Months Ended March 31, 2012
Net loss	$(19,332)
Declared distributions	13,499	13,229	—	—	270
Assumed allocation of undistributed net loss	(32,831)	(6,015)	—	(26,160)	(656)
Assumed allocation of net income (loss)		$7,214	$—	$(26,160)	$(386)

Weighted average units outstanding		31,017	—	135,384
Net income (loss) per unit		$0.23	$—	$(0.19)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION
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

•
statements relating to the construction of our natural gas liquefaction trains ("Trains"), including statements concerning the engagement of any engineering, procurement and construction ("EPC") contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

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
These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report and speak only as of the date of this quarterly report.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
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

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG") we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. We are developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Nominal capacity for each Train is expected to be approximately 4.5 million metric tons per annum ("mmtpa") of LNG.

Overview of Significant Events

In 2013, and through the filing date of this Form 10-Q, we continue to execute our strategy to operate the Sabine Pass LNG terminal, generate steady and reliable revenues under Sabine Pass LNG's long-term terminal use agreements ("TUAs") and develop and construct the Liquefaction Project.
Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q, include the following:

•
In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Notes"). In April 2013, Sabine Pass Liquefaction issued an additional aggregate principal amount of $500.0 million of the 2021 Sabine Pass Liquefaction Notes for an aggregate principal amount of $2.0 billion. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Notes"). Net proceeds from these offerings are intended to be used to pay capital costs incurred in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility described below;

•
We entered into a purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. We intend to use the proceeds from this offering for costs associated with the Liquefaction Project; and

•
Sabine Pass Liquefaction entered into an LNG sale and purchase agreement ("SPA") with Centrica plc that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2013, we had $456.9 million of cash and cash equivalents and $1,719.5 million of restricted cash and cash equivalents.

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Cheniere Energy Investments, LLC ("Cheniere Investments"), our wholly owned subsidiary, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. In an effort to monetize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, has entered into a variable capacity rights agreement ("VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the revenue earned by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. We have commenced construction of Train 1 and Train 2 and the related new facilities needed to treat, liquefy, store and export natural gas. Construction of Train 3 and Train 4 and the related facilities is expected to commence upon, among other things, obtaining financing commitments sufficient to fund construction of such Trains and making a positive final investment decision. We recently began the development of Train 5 and Train 6 and commenced the regulatory approval process in February 2013.

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

Sabine Pass Liquefaction has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Train 1, Train 2, Train 3 and Train 4. Sabine Pass Liquefaction has also received authorization from FERC to begin the pre-filing review process for the development of the additional two Trains. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mmtpa of LNG to all nations with which trade is permitted.

As of March 31, 2013, the overall project completion for Train 1 and Train 2 was approximately 26% complete, which is significantly ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as the end of 2015, with Train 2, Train 3, Train 4 and Train 5 expected to commence operations on a staggered basis thereafter.
Customers
Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs that in the aggregate equate to approximately 19.75 mmtpa, which represents approximately 88% of the nominal production capacity of Trains 1 through 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train. In aggregate, the fixed fee portion to be paid by these customers is approximately $2.9 billion annually, with fixed fees starting from the commencement of operations of Train 1, Train 2, Train 3, Train 4 and Train 5 equating to approximately $411 million, $564 million, $650 million, $649 million and $588 million, respectively.
To date, we have entered into the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") SPA commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from the fixed fee component is $723 million. In addition, Sabine Pass Liquefaction has agreed to make LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales, with a credit rating of A/A2.

•
Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG, S.A., SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from the fixed fee component of $454 million. In addition, we have agreed to make LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain, with a credit rating of BBB/Baa2.

•
Korea Gas Corporation ("KOGAS") SPA commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $548 million. KOGAS is organized under the laws of the Republic of Korea, with a credit rating of A/A1.

•
GAIL (India) Limited ("GAIL") SPA commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $548 million. GAIL is organized under the laws of India, with a credit rating of NR/Baa2/BBB-.

•
Total, an affiliate of Total S.A., SPA commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France, with a credit rating of AA/Aa1.

•
Centrica plc ("Centrica") SPA commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million. Centrica is registered in England and Wales, with a credit rating of A-/A3/A.

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

The total contract price of the EPC Contract (Train 1 and 2) is approximately $3.97 billion, reflecting amounts incurred under change orders through March 31, 2013. Total expected capital costs for Train 1 and Train 2 are estimated to be between $4.5 billion and $5.0 billion before financing costs, including estimated owner's costs and contingencies. The contract price of the EPC Contract (Train 3 and 4) is $3.77 billion, only subject to adjustment by change order (including if Sabine Pass Liquefaction issues the notice to proceed after June 1, 2013). The cost to construct Train 3 and Train 4 is currently estimated to be between $4.5 billion and $5.0 billion before financing costs, including estimated owner's costs and contingencies.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Train 1 and Train 2 will be financed through borrowings, equity contributions from us and cash flows under Sabine Pass Liquefaction's SPAs. We believe that with the net proceeds from the issuance of the 2021 Sabine Pass Liquefaction Notes and 2023 Sabine Pass Liquefaction Notes and the construction loans and unfunded commitments under the Liquefaction Credit Facility, Sabine Pass Liquefaction will have adequate financial resources available to complete Train 1 and Train 2 and to meet its currently anticipated capital, operating and debt service requirements through the maturity of its outstanding debt. We currently project that Sabine Pass Liquefaction will generate cash flow from operations by the end of 2015, when Train 1 is anticipated to commence commercial operations, and that such cash flow will be sufficient to meet Sabine Pass Liquefaction's ongoing capital and operating requirements and to pay the interest on our outstanding debt relating to Train 1 and Train 2.

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

Sabine Pass Liquefaction has entered into a transportation precedent agreement to secure firm pipeline transportation capacity with Creole Trail and two other pipelines for Train 1 and Train 2. In February 2013, Creole Trail received authorization from the FERC for certain modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal. Creole Trail estimates the capital costs to modify the Creole Trail Pipeline will be approximately $90 million. The modifications are expected to be in service in time for the commissioning and testing of Train 1 and Train 2.

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

Capital Resources

Senior Secured Notes

We currently have four series of senior notes outstanding:
•$1,665.5 million of 7½% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");
•$420.0 million of 6½% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");
•$2,000.0 million of the 2021 Sabine Pass Liquefaction Notes; and
•$1,000.0 million of the 2023 Sabine Pass Liquefaction Notes.

Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, interest on the 2021 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on February 1 and August 1 of each year and interest on the 2023 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets, and the 2021 and 2023 Sabine Pass Liquefaction Notes are secured on a first-priority basis by a security interest in all of Sabine Pass Liquefaction's equity interests and substantially all of Sabine Pass Liquefaction's assets.

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

Sabine Pass LNG may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Sabine Pass Liquefaction may redeem some or all of the 2021 Sabine Pass Liquefaction Notes at any time prior to November 1, 2020 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2021 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, redeem the 2021 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2021 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may redeem some or all of the 2023 Sabine Pass Liquefaction Notes at any time prior to January 15, 2023 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2023 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after January 15, 2023, redeem the 2023 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2023 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the indentures governing the 2021 and 2023 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Train 1 and Train 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

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

Sabine Pass Liquefaction may make borrowings based on LIBOR plus the applicable margin (3.50% prior to the Liquefaction Project completion date or 3.75% thereafter) or the base rate plus the applicable margin (2.50% prior to the Liquefaction Project completion date or 2.75% thereafter). Sabine Pass Liquefaction is also required to pay commitment fees on the undrawn amount. Sabine Pass Liquefaction is party to interest rate protection agreements with respect to no less than 75% (calculated on a weighted average basis) of the projected outstanding balance for a term of no less than seven years on terms reasonably satisfactory to us and the required secured parties. Upon our incurrence of any replacement debt prior to June 30, 2013, including the sale of the 2021 Sabine Liquefaction Notes, Tranche 4 of the Liquefaction Credit Facility commitments, in an amount equal to the proceeds from such replacement debt less certain fees and expenses, will be suspended and extended until December 31, 2013 unless expansion debt shall have been approved prior to such date. Subject to approval by Sabine Pass Liquefaction's lenders, Sabine Pass Liquefaction currently intends to use such suspended commitments to finance the construction of Train 3 and Train 4.

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes to refinance a portion of the Liquefaction Credit Facility, and a portion of available commitments pursuant to the Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an additional $1.5 billion of notes which further reduced the available commitments. As of April 23, 2013, there were $938.5 million of additional available commitments pursuant to the Liquefaction Credit Facility.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2013	2012
Sources of cash and cash equivalents
Proceeds from 2021 Sabine Pass Liquefaction Notes	$1,500,000	$—
Proceeds from sale of partnership common and general partner units	372,449	2,903
Operating cash flow	7,716	—
Total sources of cash and cash equivalents	1,880,165	2,903

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,326,970)	—
LNG terminal costs, net	(462,731)	(414)
Debt issuance and deferred financing costs	(34,986)	—
Distributions to unitholders	(17,125)	(13,445)
Operating cash flow	—	(9,887)
Other	(793)	(1,128)
Total uses of cash and cash equivalents	(1,842,605)	(24,874)

Net increase (decrease) in cash and cash equivalents	37,560	(21,971)
Cash and cash equivalents—beginning of period	419,292	81,415
Cash and cash equivalents—end of period	$456,852	$59,444

Proceeds from 2021 Sabine Pass Liquefaction Notes and Debt Issuance and Deferred Financing Costs

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes. Net proceeds from the offering are intended to be used to pay capital costs incurred in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility. Debt issuance and deferred financing costs in the three months ended March 31, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2021 Sabine Pass Liquefaction Notes.

Proceeds from the Sale of Partnership Common and General Partner Units

In February 2013, we entered into a purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. We intend to use the proceeds from this offering for costs associated with the Liquefaction Project and general business purposes.

Operating cash flow

Operating cash flow was $7.7 million in the three months ended March 31, 2013, compared to cash used in operations of $9.9 million in the three months ended March 31, 2012. The increase in operating cash flow primarily resulted from decreased development expenses in the three months ended March 31, 2013 as a result of satisfying the criteria for capitalizing costs for Train 1 and Train 2 of the Liquefaction Project beginning in June 2012.

Use of (Investment in) Restricted Cash and Cash Equivalents

In the three months ended March 31, 2013, we invested $1,327.0 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of the $1,790.4 million investment in restricted cash and cash equivalents related to the net proceeds from 2021 Sabine Pass Liquefaction Notes. This investment in restricted cash and cash equivalents was partially offset by the use of $463.5 million of restricted cash and cash equivalents related to the construction of Train 1 and Train 2.

LNG Terminal Costs, net

LNG terminal costs, net in the three months ended March 31, 2013 primarily related to the construction of Train 1 and Train 2. We began capitalizing costs associated with construction of Train 1 and Train 2 as construction-in-process during the second quarter of 2012.

Distributions to Unitholders

During the three months ended March 31, 2013 and 2012, we distributed $17.1 million and $13.4 million, respectively, to our common and general partner unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	—	—	$342

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

On April 19, 2013, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on May 1, 2013 for the period from January 1, 2013 to March 31, 2013.

Results of Operations

Our consolidated net loss increased $23.2 million, from $19.3 million of net loss in the three months ended March 31, 2012, to $42.5 million of net loss in the three months ended March 31, 2013. This increase in net loss was primarily a result of increased general and administrative expense (including affiliate expense), increased derivative loss and increased operating and maintenance expense (including affiliate expense) that was partially offset by decreased development expense (including affiliate expense). Our general and administrative expense (including affiliate expense) increased $15.6 million, from $6.8 million in the three months ended March 31, 2012 to $22.4 million in the three months ended March 31, 2013. This increase in general and administrative expense (including affiliate expense) is primarily due to increased costs incurred to manage the construction of Train 1 and Train 2, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a wholly owned subsidiary of Cheniere a monthly fee based upon the capital expenditures incurred in the previous month for the Liquefaction Project.  These payments are being funded from proceeds received from the Liquefaction Project's equity and debt financings. Derivative loss increased $16.7 million, from $0.8 million in the three months ended March 31, 2012 to $17.5 million in the three months ended March 31, 2013. This increase in derivative loss primarily resulted from the change in fair value of Sabine Pass Liquefaction's interest rate derivatives that were entered into in August 2012. Operating and maintenance expense (including affiliate expense) increased $5.1 million, from $9.1 million in the three months ended March 31, 2012 to $14.2 million in the three months ended March 31, 2013. This increase primarily resulted from increased costs to manage the operation and maintenance of the Sabine Pass LNG terminal under Sabine Pass LNG's long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Development expense (including affiliate expense) decreased $14.0 million, from $17.9 million in the three months ended March 31, 2012 to $3.9 million in the three months ended March 31, 2013. This decrease in development expense (including affiliate) resulted from Train 1 and Train 2 satisfying the criteria for capitalizing costs beginning in June 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of March 31, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	797,500	$3.372 - $3.895	June 2013	$(421)	$5
Fuel Derivatives	Fixed price natural gas swaps	1,095,000	$4.024 - $4.421	April 2014	420	5

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the Liquefaction Credit Facility ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $19.5 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of March 31, 2013.

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$2.9 billion	1.978 - 1.981	July 2019	$(23,055)	$19,506

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the first quarter of 2013, we or any of our affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the first quarter of 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has two representatives on Cheniere Partners' Board of Directors and the right to appoint a third representative. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours.

We received notice from Blackstone that, in the fourth quarter of 2012, a U.K. subsidiary of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. provided certain limited disaster recovery services and hosted co-location of some hardware at their premises in London for Bank Saderat PLC, which is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224; the gross revenue and net profits attributable to these activities in 2012 was reported to be £16,300 and approximately £5,700, respectively; and the contract was reported to be terminated in the first quarter of 2013. We have not independently verified the disclosures described in this paragraph.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0019 Delete Tank 6 Scope of Work, dated February 28, 2013 and (ii) the Change Order CO-0020 Modification to Builder's Risk Insurance Sum Insured Value, dated March 14, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith.

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

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 3, 2013