Form 10-Q
period 2013-06-30
Cheniere Energy Partners, L.P.
filed 2013-08-02
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 20, 2013, the issuer had 57,078,848 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
INDEX TO FORM 10-Q

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2013	2012	(1)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$355,304	$419,292
Restricted cash and cash equivalents	533,057	92,519
Accounts and interest receivable	23,923	44
Accounts receivable—affiliate	3,473	2,152
Advances to affiliate	8,483	4,987
LNG inventory	11,146	2,625
LNG inventory—affiliate	584	4,420
Prepaid expenses and other	9,730	7,084
Total current assets	945,700	533,123
Non-current restricted cash and cash equivalents	1,777,749	272,425
Property, plant and equipment, net	4,831,351	3,219,592
Debt issuance costs, net	351,830	220,949
Non-current derivative assets	81,762	—
Other	23,206	19,698
Total assets	$8,011,598	$4,265,787
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$19,882	$73,760
Accounts payable—affiliate	—	1,122
Accrued liabilities	457,691	47,848
Accrued liabilities—affiliate	44,744	5,744
Deferred revenue	26,585	26,540
Deferred revenue—affiliate	696	696
Other	3,653	126
Total current liabilities	553,251	155,836
Long-term debt, net of discount	5,572,008	2,167,113
Deferred revenue	19,500	21,500
Deferred revenue—affiliate	17,173	14,720
Long-term derivative liability	—	26,424
Other non-current liabilities	1,212	216
Commitments and contingencies

Partners' equity
Creole Trail Pipeline Business equity	—	517,170
Common unitholders' interest (57.1 million units and 39.5 million units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	806,193	448,412
Class B unitholders' interest (145.3 million units and 133.3 million units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	(38,216)	(37,342)
Subordinated unitholder's interest (135.4 million units issued and outstanding at June 30, 2013 and December 31, 2012)	1,042,320	949,482
General partner's interest (2% interest with 6.9 million units and 6.3 million units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	38,157	29,496
Accumulated other comprehensive loss	—	(27,240)
Total partners’ equity	1,848,454	1,879,978
Total liabilities and partners’ equity	$8,011,598	$4,265,787
_________________
(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	(1)	2013	2012	(1)
Revenues
Revenues	$66,842	$60,767		$132,406	$127,731
Revenues—affiliate	795	656		1,341	3,044
Total revenues	67,637	61,423		133,747	130,775

Expenses
Operating and maintenance expense	20,902	7,466		29,198	13,668
Operating and maintenance expense—affiliate	10,307	3,247		17,220	6,776
Depreciation expense	14,355	14,336		28,658	28,645
Development expense	3,318	14,472		6,803	31,141
Development expense—affiliate	611	1,031		1,062	2,262
General and administrative expense	2,028	2,193		5,803	4,497
General and administrative expense—affiliate	36,543	5,928		59,759	11,875
Total expenses	88,064	48,673		148,503	98,864

Income (loss) from operations	(20,427)	12,750		(14,756)	31,911

Other income (expense)
Interest expense, net	(42,016)	(43,458)		(82,278)	(86,916)
Loss on early extinguishment of debt	(80,510)	—		(80,510)	—
Derivative gain (loss), net	95,509	261		78,041	(575)
Other	434	61		760	132
Total other expense	(26,583)	(43,136)		(83,987)	(87,359)

Net loss	$(47,010)	$(30,386)		$(98,743)	$(55,448)

Net loss attributable to the Creole Trail Pipeline Business	$(9,148)	$(5,525)		$(18,394)	$(11,255)
Net loss attributable to partners	(37,862)	(24,861)		(80,349)	(44,193)
Net loss	$(47,010)	$(30,386)		$(98,743)	$(55,448)

Basic and diluted net income per common unit	$0.11	$0.17		$0.21	$0.40

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	57,079	31,328		51,345	31,173

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	(1)	2013	2012	(1)
Net loss	$(47,010)	$(30,386)		$(98,743)	$(55,448)
Other comprehensive income
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	—		(30)	—
Change in fair value of interest rate cash flow hedges	—	—		21,297	—
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	5,973	—		5,973	—
Total other comprehensive income	5,973	—		27,240	—
Comprehensive loss	$(41,037)	$(30,386)		$(71,503)	$(55,448)

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders' Interest		Class B Unitholders' Interest		Subordinated Unitholder's Interest		General Partner's Interest		Accumulated Other Comprehensive Loss	Creole Trail Pipeline Business Equity	Total Partners' Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012 (1)	39,488	$448,412	133,333	$(37,342)	135,384	$949,482	6,290	$29,496	$(27,240)	$517,170	$1,879,978
Net loss	—	(21,344)	—	—	—	(56,277)	—	(2,728)	—	(18,394)	(98,743)
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	—	—	—	—	—	—	—	—	20,705	20,705
Acquisition of Creole Trail Pipeline Business	—	—	—	—	—	—	—	—	—	(519,481)	(519,481)
Excess of acquired assets over the purchase price		1,988	—	—	—	22,498	—	1,105	—	—	25,591
Issuance of Class B units associated with acquisition of Creole Trail Pipeline Business	—	—	12,000	179,126	—	—	—	—	—	—	179,126
Sale of common and general partner units	17,590	364,795	—	—	—	—	604	11,122	—	—	375,917
Distributions	—	(41,041)	—	—	—	—	—	(838)	—	—	(41,879)
Interest rate cash flow hedges	—	—	—	—	—	—	—	—	27,240	—	27,240
Beneficial conversion feature of Class B units	—	53,383	—	(180,000)	—	126,617	—	—	—	—	—
Balance at June 30, 2013	57,078	$806,193	145,333	$(38,216)	135,384	$1,042,320	6,894	$38,157	$—	$—	$1,848,454

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012	(1)
Cash flows from operating activities
Net loss	$(98,743)	$(55,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28,658	28,645
Use of restricted cash and cash equivalents	35,070	—
Amortization of debt discount	2,799	2,347
Amortization of debt issuance costs	2,120	2,185
Non-cash derivative (gain) loss, net	(77,989)	821
Loss on early extinguishment of debt	80,510	—
Changes in operating assets and liabilities:
Accounts and interest receivable	(23,879)	499
Accounts receivable—affiliate	(1,409)	(629)
Accounts payable and accrued liabilities	2,523	7,679
Accounts payable and accrued liabilities—affiliate	31,197	3,668
Deferred revenue	(1,955)	(3,481)
Advances to affiliate	(3,027)	(1,508)
LNG inventory—affiliate	3,837	3,399
Other	(4,397)	(5,691)
Net cash used in operating activities	(24,685)	(17,514)

Cash flows from investing activities
Use of restricted cash and cash equivalents	1,266,347	—
LNG terminal costs, net	(1,271,830)	(39,161)
Purchase of Creole Trail Pipeline Business, net	(313,892)	—
Other	(2,990)	(4,714)
Net cash used in investing activities	(322,365)	(43,875)

Cash flows from financing activities
Proceeds from Sabine Pass Liquefaction Senior Notes, net	3,012,500	—
Proceeds from CTPL Credit Facility, net	391,978	—
Proceeds from 2013 Liquefaction Credit Facilities	100,000	—
Proceeds from sale of partnership common and general partner units, net	375,917	12,379
Proceeds from sale of Class B units	—	166,667
Contributions to Creole Trail Pipeline Business from Cheniere, net	20,705	4,449
Investment in restricted cash and cash equivalents	(3,247,277)	—
Debt issuance and deferred financing costs	(228,882)	(5,530)
Repayment of 2012 Liquefaction Credit Facility	(100,000)	—
Distributions to owners	(41,879)	(27,040)
Net cash provided by financing activities	283,062	150,925

Net increase (decrease) in cash and cash equivalents	(63,988)	89,536
Cash and cash equivalents—beginning of period	419,292	81,415
Cash and cash equivalents—end of period	$355,304	$170,951

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Cheniere Energy Partners, L.P. ("Cheniere Partners") is a publicly-traded Delaware limited partnership formed on November 21, 2006 by Cheniere Energy, Inc. ("Cheniere"). Unless the context requires otherwise, references to "Cheniere Partners", "we", "us" and "our" refer to Cheniere Partners and its subsidiaries.

We were formed to own and operate the Sabine Pass liquefied natural gas ("LNG") terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by our wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies.

We are developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa").

In May 2013, we acquired Cheniere's ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, "the Creole Trail Pipeline Business"), thereby providing us with ownership of a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline"). We acquired the Creole Trail Pipeline Business for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere at a price of $15.00 per Class B unit for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million. See Note 2—"Basis of Presentation".

NOTE 2—BASIS OF PRESENTATION

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

These consolidated financial statements include our accounts and the assets, liabilities and operations of the Creole Trail Pipeline Business. The effect on reported equity of including the prior results of the Creole Trail Pipeline Business is reported as Creole Trail Pipeline Business equity in our Consolidated Balance Sheets and Consolidated Statements of Partners' and Owners' Equity. This purchase has been accounted for as a transfer of net assets between entities under common control. We recognize transfers of net assets between entities under common control at Cheniere's historical basis in the net assets sold. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information. The difference between the purchase price and Cheniere's basis in the net assets sold, if any, is recognized as an adjustment to partners' equity. Subsequent to the acquisition, we had the ability to control CTPL's operating and financial decisions and policies and have consolidated CTPL in our financial statements.

Our consolidated financial statements and all other financial information included in this report have been retrospectively adjusted to assume that our acquisition of the Creole Trail Pipeline Business from Cheniere had occurred at the date when the Creole Trail Pipeline Business met the accounting requirements for entities under common control (the date of our inception since both we and the Creole Trail Pipeline Business were formed by Cheniere).

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

We are not subject to either federal or state income tax, as the partners are taxed individually on their allocable share of taxable income.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of Senior Secured Notes due 2020 (the "2020 Notes"). See Note 7—"Long-Term Debt". Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of June 30, 2013 and December 31, 2012, we classified $15.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction closed on a $3.6 billion senior secured credit facility (the "2012 Liquefaction Credit Facility"). In February and April 2013, Sabine Pass Liquefaction entered into $2.0 billion, before premium, of Senior Secured Notes due in 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of Senior Secured Notes due in 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). In May 2013, Sabine Pass Liquefaction closed four credit facilities aggregating $5.9 billion (collectively the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. See Note 7—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into collateral accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, we classified $498.7 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction and $1,591.1 million and $196.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction.

CTPL Reserve

As of June 30, 2013, we classified $19.4 million and 110.5 million as current and non-current restricted cash and cash equivalents, respectively, held by CTPL as such funds are to be used to pay for modifications to the Creole Trail Pipeline in order to enable bi-directional natural gas flow and interest during the construction.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$2,224,392	$2,224,230
LNG terminal construction-in-process	2,868,812	1,228,647
LNG site and related costs, net	152	156
Accumulated depreciation	(262,925)	(234,349)
Total LNG terminal costs, net	4,830,431	3,218,684

Fixed assets
Computer and office equipment	424	368
Vehicles	884	704
Machinery and equipment	1,471	1,473
Other	750	760
Accumulated depreciation	(2,609)	(2,397)
Total fixed assets, net	920	908

Property, plant and equipment, net	$4,831,351	$3,219,592

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.2 million for each of the three months ended June 30, 2013 and 2012. Depreciation expense related to the Sabine Pass LNG terminal totaled $28.4 million for each of the six months ended June 30, 2013 and 2012.

In June 2012, we satisfied the criteria for capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we satisfied the criteria for capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project. For the three and six months ended June 30, 2013, we capitalized $59.4 million and $94.7 million of interest expense related to the construction of the Liquefaction Project, respectively.

NOTE 5—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"), and interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives").

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$764	$—	$764	$—	$232	$—	$232
Fuel Derivatives (liability)	—	(200)	—	(200)	—	(98)	—	(98)
Interest Rate Derivatives asset (liability)	—	78,207	—	78,207	—	(26,424)	—	(26,424)

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For transactions in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery. For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $0.2 million and $0.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of June 30, 2013, and December 31, 2012, respectively.

During the second quarter of 2013, Sabine Pass LNG began to enter into forward contracts under its master service agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Sabine Pass LNG elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. Sabine Pass LNG had not posted collateral with Cheniere Marketing for such forward contracts as of June 30, 2013.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
LNG Inventory Derivatives asset	Prepaid expenses and other	$764	$232
Fuel Derivatives (liability)	Other current liabilities	(200)	(98)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain (loss)	$884	$(246)	334	$925

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuel Derivatives gain (loss) (1)	$(464)	$261	$52	$(575)

(1)Excludes settlements of hedges of the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal for which Sabine Pass LNG has elected the normal purchase normal sale exemption from derivative accounting.

Interest Rate Derivatives

In August 2012 and June 2013, Sabine Pass Liquefaction entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, respectively. The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2013 Liquefaction Credit Facilities.

Sabine Pass Liquefaction had elected to designate the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value, and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations. The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would be reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

Sabine Pass Liquefaction did not elect to designate the Interest Rate Derivatives entered into in June 2013 as cash flow hedging instruments, and changes in fair value are recorded as derivative gain (loss) within the Consolidated Statements of Operations.

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in Note 8—"Long-Term Debt". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In June 2013, we concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and our intention to continue to issue fixed rate debt to refinance drawn portions of the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income ("AOCI") pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the reclassification of unrealized losses from AOCI into income and the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

At June 30, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount		Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.9	billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—	$671.0	million	June 5, 2013	May 31, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$81,762	$—
Interest Rate Derivatives - Designated	Non-current derivative liabilities	—	21,290
Interest Rate Derivatives - Not Designated	Other current liabilities	3,555	—
Interest Rate Derivatives - Not Designated	Non-current derivative liabilities	—	5,134

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the three months ended June 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$—	$—	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	—	—	—	—	(167)	—

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the six months ended June 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$—	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	(30)	—	—	—	(167)	—

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Rate Derivatives - Not Designated gain	$101,263	$—	$83,279	$—

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)					Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2013:
Fuel Derivatives	$(200)		$(200)	$—	$—	$—	$—
LNG Inventory Derivatives	764		556	208	—	—	208
Interest Rate Derivatives - Not Designated	81,762		—	81,762	—	—	81,762
Interest Rate Derivatives - Not Designated	(3,555)		—	(3,555)	—	—	(3,555)
As of December 31, 2012:		—
Fuel Derivatives	(98)		(98)	—	—	—	—
LNG Inventory Derivatives	232		—	232	—	—	232
Interest Rate Derivatives - Designated	(21,290)		—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - Not Designated	(5,134)		—	(5,134)	—	—	(5,134)

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
Other Financial Instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,649,460	1,781,417	$1,647,113	$1,824,177
2020 Notes (1)	420,000	427,350	420,000	437,850
2021 Sabine Pass Liquefaction Senior Notes (1)	2,012,118	1,951,755	—	—
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	957,500	—	—
2012 Liquefaction Credit Facility (2)	—	—	100,000	100,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	—	—
CTPL Credit Facility (3)	390,429	400,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2013 and December 31, 2012, as applicable.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)	The Level 3 estimated fair value was determined to be the carrying amount due to our ability to call this debt at anytime without penalty.

(3)	The Level 3 estimated fair value was determined to be the principal amount due to our ability to call this debt at anytime without penalty.

NOTE 6—ACCRUED LIABILITIES

As of June 30, 2013 and December 31, 2012, accrued liabilities (including affiliate) consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Interest and related debt fees	$73,919	$16,327
Affiliate	44,744	5,744
LNG liquefaction costs	375,090	26,131
LNG terminal costs	1,047	977
Other	7,635	4,413
Total accrued liabilities (including affiliate)	$502,435	$53,592

NOTE 7—LONG-TERM DEBT

As of June 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2012 Liquefaction Credit Facility	—	100,000
2013 Liquefaction Credit Facilities	100,000	—
CTPL Credit Facility	400,000	—
Total long-term debt	5,585,500	2,185,500
Long-term debt premium (discount)
2016 Notes	(16,040)	(18,387)
2021 Sabine Pass Liquefaction Senior Notes	12,118	—
CTPL Credit Facility	(9,570)	—
Total long-term debt, net	$5,572,008	$2,167,113

Sabine Pass LNG Senior Notes

As of June 30, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem some or all of its 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may redeem all or part of its 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures. During the six months ended June 30, 2013 and 2012, Sabine Pass LNG made distributions of $149.1 million and $146.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

In connection with the issuance of the 2020 Notes, Sabine Pass LNG also entered into a registration rights agreement (the "Sabine Pass LNG Registration Rights Agreement"). Under the Sabine Pass LNG Registration Rights Agreement, Sabine Pass LNG has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 2020 Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2020 Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the 2020 Notes were issued in October 2012. Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

Sabine Pass Liquefaction Senior Notes

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Borrowings under the Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.625%. Interest on the 2021 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2023 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The terms of the 2021 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the "Indenture"). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes, at a redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuances of the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into registration rights agreements (the "Liquefaction Registration Rights Agreements"). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to an offer to exchange the Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after February 1, 2013 and April 16, 2013, respectively. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the Sabine Pass Liquefaction Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four LNG trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four LNG Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0% and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144.0 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees must also be paid to the agent and the trustee. The principal of loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing upon the earlier of the last day of the first calendar quarter ending at least three months following the completion of Train 4 of the Liquefaction Project and September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by Sabine Pass Liquefaction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Consolidated Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2013 Liquefaction Credit Facilities are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— "Financial Instruments".

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

The 2012 Liquefaction Credit Facility had a maturity date of the earlier of July 31, 2019 or the second anniversary of the completion date of Trains 1 and 2 of the Liquefaction Project, as defined in the 2012 Liquefaction Credit Facility. Borrowings under the 2012 Liquefaction Credit Facility could have been refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent.

Borrowings under the 2012 Liquefaction Credit Facility bore interest at a variable rate equal to, at Sabine Pass Liquefaction's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans was 3.50% during construction and 3.75% during operations. Interest on LIBOR loans was due and payable at the end of each LIBOR period. The 2012 Liquefaction Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provided for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees were also required to be paid to the agent and the trustee. The principal of loans made under the 2012 Liquefaction Credit Facility had to be repaid in quarterly installments, commencing with the last day of the first calendar quarter ending at least three months following the completion of Trains 1 and 2 of the Liquefaction Project. Scheduled repayments were based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2012 Liquefaction Credit Facility.

Under the terms and conditions of the 2012 Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction was controlled by the collateral agent. These funds could only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and the cash balance of $100.0 million held in these accounts as of December 31, 2012 was classified as restricted on our Consolidated Balance Sheets.

The 2012 Liquefaction Credit Facility contained conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2012 Liquefaction Credit Facility were secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under its Unit Purchase Agreement with Blackstone CQP Holdco LP ('Blackstone") dated May 14, 2012 on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— "Financial Instruments".

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments pursuant to the 2012 Liquefaction Credit Facility were suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes, and as a result, approximately$1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of $80.5 million in the three and six months ended June 30, 2013.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CTPL Credit Facility
In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"), which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of June 30, 2013, CTPL had borrowed the full amount of $400.0 million under the CTPL Credit Facility.

Borrowings under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

Under the terms and conditions of the CTPL Credit Facility, all cash reserved to pay interest during construction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, and are classified as restricted on our Consolidated Balance Sheets. CTPL is also required to pay annual fees to the administrative and collateral agents.

The CTPL Credit Facility contains customary affirmative and negative covenants. The obligations of CTPL under the CTPL Credit Facility are secured by a first priority lien in substantially all of the personal property of CTPL and all of the general partner and limited partner interests in CTPL.

Cheniere Partners has guaranteed (i) the obligations of CTPL under the CTPL Credit Facility if the maturity of the CTPL Loans is accelerated following the termination by Sabine Pass Liquefaction of a transportation precedent agreement in limited circumstances and (ii) the obligations of Cheniere Energy Investments, LLC ("Cheniere Investments"), Cheniere Partners' wholly owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with Sabine Pass Liquefaction and (b) to fund interest payments on the CTPL Loans after the funds in an interest reserve account have been exhausted.

NOTE 8—DESCRIPTION OF EQUITY INTERESTS

The common units, Class B units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement.

The general partner interest is entitled to at least 2% of all distributions made by us. In addition, the general partner holds incentive distribution rights, which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus after the initial quarterly distributions have been achieved and as additional target levels are met. The higher percentages range from 15% up to 50%.

The common units have the right to receive initial quarterly distributions of $0.425, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units. Subordinated units will convert into common units on a one-for-one basis when we meet financial tests specified in the partnership agreement. Although common and subordinated unitholders are not obligated to fund losses of the partnership, their capital accounts, which would be considered in allocating the net assets of the partnership were it to be liquidated, continue to share in losses.

During 2012, Blackstone and Cheniere completed their purchases of newly created Cheniere Partners Class B units ("Class B units") for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings are being used to fund a portion of the costs of developing, constructing and placing into service the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of the Creole Trail Pipeline Business described in Note 1—"Organization and Nature of Operations".  The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Class B units are not entitled to cash distributions except in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to Cheniere Partners' first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. We currently expect the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 9—RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, we had $8.5 million and $5.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement

Sabine Pass Liquefaction obtained approximately 2.0 Bcf/d of regasification capacity under a terminal use agreement ("TUA") with Sabine Pass LNG as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments"), our wholly owned subsidiary, of its rights, title and interest under its TUA with Sabine Pass LNG. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Liquefaction Project, which may occur as early as late 2015.

Cheniere Investments, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. However, the revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In an effort to utilize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments ("amended and restated VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. During the term of the amended and restated VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs paid by Cheniere Investments under the TURA. We recorded zero revenues—affiliate from Cheniere Marketing in each of the three months ended June 30, 2013 and 2012 related to the amended and restated VCRA. We recorded zero and $1.7 million of revenues—affiliate from Cheniere Marketing in the six months ended June 30, 2013 and 2012, respectively, related to the amended and restated VCRA.

LNG Sale and Purchase Agreement ("SPA")

Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Trains 1 through 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the first 36,000,000 MMBtu of the most profitable cargoes sold each year by Cheniere Marketing, and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the "LNG Lease Agreement") with Cheniere Marketing that enables Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of its LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities.

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower-of-cost-or-market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of June 30, 2013, we had 180,798 MMBtu of LNG inventory—affiliate recorded at $0.6 million on our Consolidated Balance Sheets, and as of December 31, 2012, we had 1,369,000 MMBtu of LNG inventory—affiliate recorded at $4.4 million on our Consolidated Balance Sheets. During the three months ended June 30, 2013 and 2012, we recognized a gain of zero and $0.3 million, respectively, as a result of LCM adjustments to our LNG inventory—affiliate. During the six months ended June 30, 2013 and 2012, we recognized a loss of zero and $0.6 million, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at June 30, 2013 and December 31, 2012 was a derivative asset of $0.1 million and $0.2 million, respectively, and was classified as other current assets on our Consolidated Balance Sheets, respectively. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of $0.1 million and losses of $0.2 million related to LNG inventory—affiliate derivatives in the three months ended June 30, 2013 and 2012, respectively. We recorded losses of $0.4 million and revenues of $0.9 million related to LNG inventory—affiliate derivatives in the six months ended June 30, 2013 and 2012, respectively.

Service Agreements
During the three months ended June 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $29.2 million and $4.8 million, respectively, under the following service agreements. During the six months ended June 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $47.6 million and $9.8 million, respectively, under the following service agreements.

Cheniere Partners Services Agreement

We have entered into a services agreement with Cheniere LNG Terminals, LLC ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which we pay Cheniere Terminals a quarterly non-accountable overhead reimbursement charge of $2.8 million (adjusted for inflation) for the provision of various general and administrative services for our benefit. In addition, we reimburse Cheniere Terminals for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

CTPL O&M Agreement

In May 2013, CTPL entered into an amended long-term operation and maintenance agreement (the "CTPL O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

CTPL MSA

In May 2013, CTPL entered into a management services agreement (the "CTPL MSA") with a wholly owned subsidiary of Cheniere pursuant to which such subsidiary was appointed to manage the modification and operation of the Creole Trail Pipeline, excluding those matters provided for under the CTPL O&M Agreement. The services to be provided include, among other services, exercising the day-to-day management of CTPL's affairs and business, managing CTPL's regulatory matters, managing bank and brokerage accounts and financial books and records of CTPL's business and operations, and providing contract administration services for all contracts associated with the liquefaction facilities. CTPL pays a monthly fee equal to 3.0% of the capital expenditures to enable bi-directional natural gas flow on the Creole Trail Pipeline incurred in the previous month.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements

In July 2007, Sabine Pass LNG executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG modified its TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to utilize Cheniere Investments' capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize the capacity rights granted under the TURA during construction of the Liquefaction Project. The amended and restated VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive any future credits.

On a consolidated basis, these advance tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2013 and December 31, 2012, we had $17.2 million and $14.7 million of other non-current assets and non-current deferred revenue—affiliate resulting from Sabine Pass LNG's ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas and LNG

Sabine Pass LNG is able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, Sabine Pass LNG purchases natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to the Sabine Pass LNG terminal.

Sabine Pass LNG recorded $0.9 million and $0.5 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended June 30, 2013 and 2012, respectively. Sabine Pass LNG recorded $1.8 million and $1.2 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the six months ended June 30, 2013 and 2012, respectively.

Sabine Pass LNG recorded $1.9 million and zero of natural gas sold to Cheniere Marketing under this agreement in the three months ended June 30, 2013 and 2012, respectively. Sabine Pass LNG recorded $2.8 million and zero of natural gas sold to Cheniere Marketing under this agreement in the six months ended June 30, 2013 and 2012, respectively.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended June 30, 2013 and 2012. Tug Services recorded revenues—affiliate from Cheniere Marketing of $1.4 million pursuant to this agreement in each of the six months ended June 30, 2013 and 2012.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliate)	$450,767	$8,588
Cash paid during the period for interest, net of amounts capitalized	$9,347	$82,383

NOTE 11—CASH DISTRIBUTIONS AND NET INCOME (LOSS) PER COMMON UNIT

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the six months ended June 30, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	—	—	$342
May 15, 2013	January 1 - March 31, 2013	0.425	—	24,259	—	—	495

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distribution requirement for our common unitholders and general partner and certain reserves.

In 2012, we issued and sold 133.3 million Class B units to Blackstone and Cheniere at a price of $15.00 per Class B unit, resulting in total gross proceeds of $2.0 billion. In connection with our purchase of the Creole Trail Pipeline Business in May 2013, we issued and sold 12.0 million Class B units to Cheniere at a price of $15.00 per Class B unit. The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our consolidated statement of partners’ and owners' equity (deficit).  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders' equity and a decrease in common and subordinated unitholders’ equity.  The impact of the beneficial conversion feature is also included in earnings per unit for the three and six months ended June 30, 2013.

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

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner
Three Months Ended June 30, 2013
Net loss attributable to partners	$(37,862)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(62,616)	(18,199)	—	(43,165)	(1,252)
Assumed allocation of net income (loss)		$6,060	$—	$(43,165)	$(757)

Weighted average units outstanding		57,079	137,817	135,384
Net income (loss) per unit		$0.11	$—	$(0.32)

Three Months Ended June 30, 2012
Net loss attributable to partners	$(24,861)
Declared distributions	13,612	13,340	—	—	272
Amortization of beneficial conversion feature of Class B Units	—	(892)	4,737	(3,845)
Assumed allocation of undistributed net loss	$(38,473)	(7,096)	—	(30,608)	(769)
Assumed allocation of net income (loss)		$5,352	$4,737	$(34,453)	$(497)

Weighted average units outstanding		31,328	2,442	135,384
Net income (loss) per unit		$0.17	$1.94	$(0.25)

Six Months Ended June 30, 2013
Net loss attributable to partners	$(80,349)
Declared distributions	49,508	48,518	—	—	990
Assumed allocation of undistributed net loss	$(129,857)	(37,741)	—	(89,519)	(2,597)
Assumed allocation of net income (loss)		$10,777	$—	$(89,519)	$(1,607)

Weighted average units outstanding		51,345	135,587	135,384
Net income (loss) per unit		$0.21	$—	$(0.66)

Six Months Ended June 30, 2012
Net loss attributable to partners	$(44,193)
Declared distributions	27,207	26,663	—	—	544
Amortization of beneficial conversion feature of Class B Units	—	(892)	4,737	(3,845)
Assumed allocation of undistributed net loss	$(71,400)	(13,169)	—	(56,803)	(1,428)
Assumed allocation of net income (loss)		$12,602	$4,737	$(60,648)	$(884)

Weighted average units outstanding		31,173	1,221	135,384
Net income (loss) per unit		$0.40	$3.88	$(0.45)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION
Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•	statements regarding our ability to pay distributions to our unitholders;

•
statements regarding our expected receipt of cash distributions from Sabine Pass LNG, L.P. ("Sabine Pass LNG"), Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") or Cheniere Creole Trail Pipeline, L.P. ("CTPL");

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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A and in our Current Report of Form 8-K filed with the SEC on May 29, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
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

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meter capacity and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. We are developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction. We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa"). We also own the 94-mile long Creole Trail Pipeline through our wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline").

Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q, include the following:

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and an aggregate principal amount of $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes"). Net proceeds from these offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project;

•
We sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. We intend to use the proceeds from this offering for costs associated with the Liquefaction Project and for general business purposes;

•	Sabine Pass Liquefaction entered into four credit facilities totaling $5.9 billion to be used for costs associated with Trains 1 through 4 of the Liquefaction Project;

•
Sabine Pass Liquefaction issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract for the engineering, procurement and construction of Trains 3 and 4 (the "EPC Contract (Trains 3 and 4)");

•
Sabine Pass Liquefaction entered into an LNG sale and purchase agreement ("SPA") with Centrica plc that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million;

•
We completed the acquisition of 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC ("the Creole Trail Pipeline Business"). We acquired the Creole Trail Pipeline Business for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million;

•	CTPL entered into a $400 million term loan credit facility to fund capital expenditures on the Creole Trail Pipeline and for general business purposes; and

•	We entered into an equity distribution agreement with Mizuho Securities USA Inc., under which we may sell up to $500.0 million of common units through an at-the-market program.
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2013, we had $355.3 million of cash and cash equivalents and $2,310.8 million of restricted cash and cash equivalents.

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA of approximately $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Cheniere Energy Investments, LLC ("Cheniere Investments"), our wholly owned subsidiary, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. In an effort to utilize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, has entered into an amended and restated variable capacity rights agreement ("amended and restated VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total, whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with Sabine Pass LNG.  This agreement will provide Sabine Pass Liquefaction with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to accommodate the development of Trains 5 and 6, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of Train 3, and permit Sabine Pass Liquefaction to more flexibly manage its LNG storage capacity with the commencement of Train 1. Notwithstanding any arrangements between Total and Sabine Pass Liquefaction, payments required to be made by Total to Sabine Pass LNG will continue to be made by Total to Sabine Pass LNG in accordance with its TUA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. In August 2012, we commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas. In May 2013, we commenced construction of Trains 3 and 4 and the related facilities. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013. Trains 1 through 4 are being designed, constructed and commissioned by Bechtel using the ConocoPhillips Optimized Cascade® technology, a proven technology deployed in numerous LNG projects around the world. Sabine Pass Liquefaction has entered into a lump sum turnkey contract for the engineering, procurement and construction of Trains 1 and 2 (the "EPC Contract (Trains 1 and 2)") and the EPC Contract (Trains 3 and 4) with Bechtel in November 2011 and December 2012, respectively.

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Trains 1 through 4. Cheniere Partners has also received authorization from the FERC to begin the pre-filing review process for the development of the additional two Trains. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa of LNG to all nations with which trade is permitted. The DOE further issued two orders authorizing the export of an additional 189.3 Bcf in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 20-year term.  One order authorized the export of 101 Bcf of domestically produced LNG pursuant to the SPA with Total, beginning on the earlier of the date of first export or July 11, 2021; and the other order authorized the export of 88.3 Bcf of domestically produced LNG pursuant to the SPA with Centrica, beginning on the earlier of the date of first export or July 12, 2021.

As of June 30, 2013, the overall project completion for Train 1 and Train 2 of the Liquefaction Project, consisting of engineering, procurement and construction, was approximately 38%, which is ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, with commercial operations expected to commence in February 2016, and Trains 2 through 5 are expected to commence operations on a staggered basis thereafter.
Customers
Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs with third parties that in the aggregate equate to approximately 19.75 mtpa, which represents approximately 88% of the anticipated nominal production capacity of Trains 1 through 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.
To date, Sabine Pass Liquefaction has the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") has entered into an SPA that commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per

MMBtu. The total expected annual contracted cash flow from BG from the fixed fee component is approximately $723 million. In addition, Sabine Pass Liquefaction has agreed to make up to 500,000 MMBtu per day of LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window priced at 115% of the Henry Hub price plus $2.25 per MMBtu, if produced. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales, with a credit rating of A2/A.

•
Gas Natural Aprovisionamientos SDG S.A.("Gas Natural Fenosa"), an affiliate of Gas Natural SDG, S.A., has entered into an SPA that commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from the fixed fee component of approximately $454 million. In addition, Sabine Pass Liquefaction has agreed to make up to 285,000 MMBtu per day of LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window priced at 115% of the Henry Hub price plus $2.49 per MMBtu, if produced. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain, with a credit rating of Baa2/BBB.

•
Korea Gas Corporation ("KOGAS") has entered into an SPA that commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. KOGAS is organized under the laws of the Republic of Korea, with a credit rating of A/A1.

•
GAIL (India) Limited ("GAIL") has entered into an SPA that commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. GAIL is organized under the laws of India, with a credit rating of Baa2/BBB-.

•
Total, an affiliate of Total S.A., has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France, with a credit rating of Aa1/AA.

•
Centrica plc ("Centrica") has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million. Centrica is organized under the laws of England and Wales, with a credit rating of A-/A3/A.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Trains 1 through 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations for the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each respective Train.
In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Trains 1 through 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub: plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Construction

In November 2011, Sabine Pass Liquefaction entered into the EPC Contract (Trains 1 and 2) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Trains 1 and 2) in August 2012. In December 2012, Sabine Pass Liquefaction entered into the EPC Contract (Trains 3 and 4) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Trains 3 and 4) in May 2013. The Trains are in various stages of development, as described above.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) is approximately $4.0 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through June 30, 2013. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $12.0 billion and $13.0 billion after financing costs, including in each case estimated owner's costs and contingencies. Sabine Pass Liquefaction's Trains will require significant amounts of capital to construct and operate and are subject to risks and delays in completion.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Trains 1 through 4 will be financed through borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities described below, Sabine Pass Liquefaction will have adequate financial resources available to complete Trains 1 through 4 and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Pipeline Facilities

CTPL owns the Creole Trail Pipeline, a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines, including Natural Gas Pipeline Company of America, Transcontinental Gas Pipeline Corporation, Tennessee Gas Pipeline Company, Florida Gas Transmission Company, Texas Eastern Gas Transmission, and Trunkline Gas Company, as well as the intrastate pipeline system of Bridgeline Holdings, L.P. Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and two other pipeline companies.

CTPL will need to obtain the FERC's approval prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate pipeline. An application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system was submitted to the FERC by CTPL in April 2012. In February 2013, the FERC approved the proposed project, and a request for rehearing and stay of this approval is currently pending before the FERC. Final FERC approval is expected to be received during the third quarter of 2013. In addition, in April 2012, CTPL applied for new permits from the Louisiana Department of Environmental Quality for the proposed modifications to the Creole Trail Pipeline system. We anticipate, but cannot guarantee, that these permits will be issued in the second half of 2013. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Trains 1 and 2.

Capital Resources

Senior Secured Notes

We currently have four series of senior notes outstanding:
•$1,665.5 million of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");
•$420.0 million of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");
•$2,000.0 million of the 2021 Sabine Pass Liquefaction Senior Notes; and
•$1,000.0 million of the 2023 Sabine Pass Liquefaction Senior Notes (collectively with the 2021 Sabine Pass
Liquefaction Notes, the "Sabine Pass Liquefaction Senior Notes").

Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, interest on the 2021 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year and interest on the 2023 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets, and the Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass LNG may redeem some or all of its 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes, at a redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the indentures governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities aggregating $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities"), which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with earlier of the last day of the full calendar quarter after the Train 4 completion date and September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0% and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"), which was available to Sabine Pass Liquefaction in four tranches solely to fund Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of our total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities.

CTPL Credit Facility

CTPL has a $400 million term loan facility (the "CTPL Credit Facility"), which will be used to fund modifications to the Creole Trail Pipeline and general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2013	2012
Sources of cash and cash equivalents
Proceeds from debt issuances	$3,504,478	$—
Proceeds from the sale of partnership common and general partner units	375,917	12,379
Proceeds from sale of Class B units	—	166,667
Contributions to Creole Trail Pipeline Business from Cheniere, net	20,705	4,449
Total sources of cash and cash equivalents	3,901,100	183,495

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,980,930)	—
LNG terminal costs, net	(1,271,830)	(39,223)
Purchase of Creole Trail Pipeline Business, net	(313,892)	—
Debt issuance and deferred financing costs	(228,882)	(5,530)
Repayment of 2012 Liquefaction Credit Facility	(100,000)	—
Distributions to unitholders	(41,879)	(27,040)
Operating cash flow	(24,685)	(17,452)
Other	(2,990)	(4,714)
Total uses of cash and cash equivalents	(3,965,088)	(93,959)

Net increase (decrease) in cash and cash equivalents	(63,988)	89,536
Cash and cash equivalents—beginning of period	419,292	81,415
Cash and cash equivalents—end of period	$355,304	$170,951

Proceeds from the Debt Issuances

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from these offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Proceeds from the Sale of Partnership Common and General Partner Units

The increase in proceeds from the sale of partnership common and general partner units in the six months ended June 30, 2013 primarily related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which included the general partner's proportionate capital contribution of approximately $7.4 million. We used the proceeds from this offering to purchase the Creole Trail Pipeline Business.

Proceeds from the Sale of Class B Units

Concurrent with the Creole Trail Pipeline Business acquisition in May 2013, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million. See Purchase of the Creole Trail Pipeline, net below. In June 2012, we sold $166.7 million of Class B units to Cheniere so that we could issue a limited notice to proceed to Bechtel.

Contributions to Creole Trail Pipeline Business from Cheniere, net

Contributions to Creole Trail Pipeline Business from Cheniere, net relate to equity contributions provided by Cheniere to the entities owning the Creole Trail Pipeline that we purchased in May 2013. The acquisition has been accounted for as a transfer of net assets between entities under common control. During the period from January 1, 2013 to the purchase date, Cheniere contributed $20.7 million to the Creole Trail Pipeline entities that we acquired. During the six months ended June 30, 2012, Cheniere contributed $4.4 million to the Creole Trail Pipeline entities that we acquired.

Investment in Restricted Cash and Cash Equivalents

In the six months ended June 30, 2013, we invested a net $1,980.9 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of the $3,247.3 million investment in restricted cash and cash equivalents primarily related to the net proceeds from the Sabine Pass Liquefaction Senior Notes, the CTPL Credit Facility and the 2013 Liquefaction Credit Facilities. This investment in restricted cash and cash equivalents was partially offset by the use of $1,266.3 million of restricted cash and cash equivalents primarily related to the construction of the Liquefaction Project.

LNG Terminal Costs, net

LNG terminal costs, net primarily related to the construction of Trains 1 through 4 of the Liquefaction Project. Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Liquefaction Project have been recorded as construction-in-process since those dates.

Purchase of the Creole Trail Pipeline, net

In May 2013, we completed the acquisition of the Creole Trail Pipeline Business for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million.

Debt Issuance and Deferred Financing Costs

Debt issuance and deferred financing costs in the six months ended June 30, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction Senior Notes and amounts paid by CTPL related to the CTPL Credit Facility.

Repayment of the 2012 Liquefaction Credit Facility

During the six months ended June 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities described above and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Distributions to Unitholders

During the six months ended June 30, 2013 and 2012, we distributed $41.9 million and $27.0 million, respectively, to our common and general partner unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	—	—	$342
May 15, 2013	January 1 - March 31, 2013	0.425	—	24,259	—	—	495

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development or fees received from Cheniere Marketing under the amended and restated VCRA. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development.

In 2012, we issued Class B units, a new class of equity interests representing limited partner interests in us, in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions except in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone was 1.15 and 1.13, respectively, as of June 30, 2013. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to our first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. We currently expect the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

The following table illustrates the number of common units into which the Class B units would convert at the dates specified below (amounts in thousands) and the percentage ownership of the then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by us prior to such dates:

	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere:
Number of Common Units	84,357	96,792	110,060	119,362
Percentage Ownership	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	182,881	209,782	240,640	258,550
Percentage Ownership	39.0%	41.2%	43.3%	44.4%

The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets.

On July 22, 2013, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on August 1, 2013 for the period from April 1, 2013 to June 30, 2013.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Our consolidated net loss increased $16.6 million, from $30.4 million of net loss in the three months ended June 30, 2012, to $47.0 million of net loss in the three months ended June 30, 2013. The increase in net loss was primarily a result of loss on the early extinguishment of debt, increased general and administrative expense (including affiliate expense) and increased operating and maintenance expense (including affiliate expense), which was partially offset by increased derivative gain and decreased development expense (including affiliate expense). The $80.5 million loss on early extinguishment of debt in the three months ended June 30, 2013 is a result of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. Our general and administrative expense (including affiliate expense) increased $30.5 million, from $8.1 million in the three months ended June 30, 2012 to $38.6 million in the three months ended June 30, 2013. This increase in general and administrative expense (including affiliate expense) is primarily due to increased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a wholly owned subsidiary of Cheniere a monthly fee based upon the capital expenditures incurred in the previous month for the Liquefaction Project.  These payments are being funded from proceeds received from the Liquefaction Project's equity and debt financings. Operating and maintenance expense (including affiliate expense) increased $20.5 million, from $10.7 million in the three months ended June 30, 2012 to $31.2 million in the three months ended June 30, 2013. This increase primarily resulted from the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the regasification facilities at the Sabine Pass LNG terminal under Sabine Pass LNG's long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Derivative gain increased $95.2 million, from $0.3 million in the three months ended June 30, 2012 to $95.5 million in the three months ended June 30, 2013. This increase in derivative gain primarily resulted from the change in fair value of Sabine Pass Liquefaction's interest rate derivatives. Development expense (including affiliate expense) decreased $11.6 million, from $15.5 million in the three months ended June 30, 2012 to $3.9 million in the three months ended June 30, 2013. This decrease in development expense (including affiliate) resulted from Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfying the criteria for capitalization in June 2012 and May 2013, respectively.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Our consolidated net loss increased $43.3 million, from $55.4 million of net loss in the six months ended June 30, 2012, to $98.7 million of net loss in the six months ended June 30, 2013. The increase in net loss was primarily a result of loss on the early extinguishment of debt, increased general and administrative expense (including affiliate expense) and increased operating and maintenance expense (including affiliate expense), which was partially offset by increased derivative gain and decreased development expense (including affiliate expense). The $80.5 million loss on early extinguishment of debt in the six months ended June 30, 2013 is a result of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. Our general and administrative expense (including affiliate expense) increased $49.2 million, from $16.4 million in the six months ended June 30, 2012 to $65.6 million in the six months ended June 30, 2013. This increase in general and administrative expense (including affiliate expense) is primarily due to increased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a wholly owned subsidiary of Cheniere a monthly fee based upon the capital expenditures incurred in the previous month for the Liquefaction Project.  These payments are being funded from proceeds received from the Liquefaction Project's equity and debt financings. Operating and maintenance expense (including affiliate expense) increased $26.0 million, from $20.4 million in the six months ended June 30, 2012 to $46.4 million in the six months ended June 30, 2013. This increase primarily resulted from the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the regasification facilities at the Sabine Pass LNG terminal under Sabine Pass LNG's long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Derivative gain increased $78.6 million, from a $0.6 million derivative loss in the six months ended June 30, 2012 to a $78.0 million derivative gain in the six months ended June 30, 2013. This increase in derivative gain primarily resulted from the change in fair value of Sabine Pass Liquefaction's interest rate derivatives. Development expense (including affiliate expense) decreased $25.5 million, from $33.4 million in the six months ended June 30, 2012 to $7.9 million in the six months ended June 30, 2013. This decrease in development expense (including affiliate) resulted from Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfying the criteria for capitalization in June 2012 and May 2013, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of June 30, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	830,000	$3.690 - $4.319	November 2013	$764	$14
Fuel Derivatives	Fixed price natural gas swaps	912,000	3.559 - 3.903	May 2014	(200)	19

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $19.5 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of June 30, 2013.

Hedge Description	Initial Notional Amount (in thousands)	Maximum Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives - Not Designated	$20.0 million	$3.6 billion	1.99%	May 2020	$78,207	$32,067

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended June 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of us and has three representatives on our Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of us, may also be deemed to be affiliates of ours.

Blackstone has reported that Hilton Worldwide, Inc. affiliates and branded hotels have engaged in the following activities: certain employees of Hilton-branded hotels in the United Arab Emirates received routine wage payments during the reporting period into an account at Bank Melli, a bank on the Specially Designated Nationals and Blocked Persons List (the “SDN List”), for which transactions no revenues or net profits were associated; and a hotel in Malaysia provided rooms to crew members of Mahan Air, an entity on the SDN list, for which Hilton received revenue and net profit of approximately $430. Hilton has reported that the first activity has ceased and that the contract relating to the second activity has been terminated.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*	Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P.

10.2*	Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P.

10.3
Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 138916), filed on August 2, 2013)

10.4*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-0022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-0023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-0024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-0025 Feed Gas Connection Modifications, dated June 11, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.5*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated May 30, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Line, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 30, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated June 4, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.6*ƒ
Letter Agreement, dated June 23, 2013, by and between Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP; Letter Agreement, dated June 14, 2013, by and among Blackstone CQP Holdco LP, Philip Meier and Meier Consulting LLC

10.7*ƒ	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith.

ƒ	Management contract or compensatory plan or arrangement
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

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	August 2, 2013