Form 10-Q
period 2013-09-30
Cheniere Energy Partners, L.P.
filed 2013-11-08
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 16, 2013, the issuer had 57,078,848 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2013	2012 (1)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$339,895	$419,292
Restricted cash and cash equivalents	210,076	92,519
Accounts and interest receivable	21,214	44
Advances to affiliate	25,737	4,987
LNG inventory	14,158	2,625
Prepaid expenses and other	7,884	7,084
Other—affiliate	4,255	6,572
Total current assets	623,219	533,123
Non-current restricted cash and cash equivalents	828,360	272,425
Property, plant and equipment, net	5,642,872	3,219,592
Debt issuance costs, net	340,856	220,949
Non-current derivative assets	64,309	—
Advances under long-term contracts	12,528	—
Other	58,574	19,698
Total assets	$7,570,718	$4,265,787

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$4,739	$73,760
Accrued liabilities	141,788	47,848
Due to affiliates	52,474	7,562
Deferred revenue	26,585	26,540
Other	8,292	126
Total current liabilities	233,878	155,836

Long-term debt, net of discount	5,574,195	2,167,113
Deferred revenue	18,500	21,500
Deferred revenue—affiliate	17,173	14,720
Non-current derivative liabilities	—	26,424
Other non-current liabilities	1,209	216
Commitments and contingencies

Partners' equity
Creole Trail Pipeline Business equity	—	517,170
Common unitholders' interest (57.1 million units and 39.5 million units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	754,551	448,412
Class B unitholders' interest (145.3 million units and 133.3 million units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	(38,216)	(37,342)
Subordinated unitholders' interest (135.4 million units issued and outstanding at September 30, 2013 and December 31, 2012)	975,124	949,482
General partner's interest (2% interest with 6.9 million units and 6.3 million units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	34,304	29,496
Accumulated other comprehensive loss	—	(27,240)
Total partners’ equity	1,725,763	1,879,978
Total liabilities and partners’ equity	$7,570,718	$4,265,787

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (1)	2013	2012 (1)
Revenues
Revenues	$66,646	$62,429	$199,052	$190,160
Revenues—affiliate	800	3,929	2,140	6,973
Total revenues	67,446	66,358	201,192	197,133

Expenses
Operating and maintenance expense	23,553	6,395	52,751	20,063
Operating and maintenance expense—affiliate	6,314	7,711	23,534	14,486
Depreciation expense	14,491	14,489	43,150	43,135
Development expense	1,355	4,229	8,157	35,369
Development expense—affiliate	133	102	1,195	2,365
General and administrative expense	2,718	4,737	8,521	9,235
General and administrative expense—affiliate	42,239	36,871	101,998	48,745
Total expenses	90,803	74,534	239,306	173,398

Income (loss) from operations	(23,357)	(8,176)	(38,114)	23,735

Other income (expense)
Interest expense, net	(52,528)	(43,626)	(134,806)	(130,554)
Loss on early extinguishment of debt	—	—	(80,510)	—
Derivative gain (loss), net	(22,335)	287	55,706	(288)
Other	111	145	873	289
Total other expense	(74,752)	(43,194)	(158,737)	(130,553)
Net loss	(98,109)	(51,370)	(196,851)	(106,818)
Net income (loss) attributable to the Creole Trail Pipeline Business	244	(8,948)	(18,150)	(20,203)
Net loss attributable to partners	$(98,353)	$(42,422)	$(178,701)	$(86,615)

Basic and diluted net income (loss) per common unit	$(0.20)	$0.04	$(0.01)	$0.36

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	57,079	31,997	53,277	31,449

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (1)	2013	2012 (1)
Net loss	$(98,109)	$(51,370)	$(196,851)	$(106,818)
Other comprehensive income
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	—	(30)	—
Change in fair value of interest rate cash flow hedges	—	(29,676)	21,297	(29,676)
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting			5,973
Total other comprehensive income	—	(29,676)	27,240	(29,676)
Comprehensive loss	$(98,109)	$(81,046)	$(169,611)	$(136,494)

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders' Interest		Class B Unitholders' Interest		Subordinated Unitholder's Interest		General Partner's Interest		Accumulated Other Comprehensive Loss	Creole Trail Pipeline Business Equity	Total Partners' Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012 (1)	39,488	$448,412	133,333	$(37,342)	135,384	$949,482	6,290	$29,496	$(27,240)	$517,170	$1,879,978
Net loss	—	(48,741)	—	—	—	(123,855)	—	(6,105)	—	(18,150)	(196,851)
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	—	—	—	—	—	—	—	—	20,896	20,896
Acquisition of Creole Trail Pipeline Business	—	—	—	—	—	—	—	—	—	(519,916)	(519,916)
Excess of acquired assets over the purchase price		2,022	—	—	—	22,880	—	1,124	—	—	26,026
Issuance of Class B units associated with acquisition of Creole Trail Pipeline Business	—	—	12,000	179,126	—	—	—	—	—	—	179,126
Sale of common and general partner units	17,590	364,775	—	—	—	—	604	11,122	—	—	375,897
Distributions	—	(65,300)	—	—	—	—	—	(1,333)	—	—	(66,633)
Interest rate cash flow hedges	—	—	—	—	—	—	—	—	27,240	—	27,240
Beneficial conversion feature of Class B units	—	53,383	—	(180,000)	—	126,617	—	—	—	—	—
Balance at September 30, 2013	57,078	$754,551	145,333	$(38,216)	135,384	$975,124	6,894	$34,304	$—	$—	$1,725,763

(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012 (1)
Cash flows from operating activities
Net loss	$(196,851)	$(106,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	43,150	43,135
Use of restricted cash and cash equivalents for certain operating activities	147,982	36,676
Release of (investment in) restricted cash and cash equivalents	(35,627)	(41,197)
Non-cash LNG inventory write-downs	27,851	9,237
Amortization of debt discount	5,208	3,521
Amortization of debt issuance costs	3,383	8,373
Non-cash derivative (gain) loss, net	(55,049)	300
Loss on early extinguishment of debt	80,510	—
Other	705	3,736
Changes in operating assets and liabilities:
Accounts and interest receivable	(21,171)	(24,619)
Accounts receivable—affiliate	(1,614)	(855)
Accounts payable and accrued liabilities	38,655	41,463
Due to affiliates	33,556	29,218
Deferred revenue	(2,955)	(3,104)
Advances to affiliate	(20,281)	(3,627)
LNG inventory	(33,248)	(9,519)
Other	(34,376)	(4,003)
Other—affiliate	4,081	3,143
Net cash used in operating activities	(16,091)	(14,940)

Cash flows from investing activities
LNG terminal costs, net	(2,449,360)	(876,593)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	2,457,823	887,902
Purchase of Creole Trail Pipeline Business, net	(313,892)	—
Advances under long-term contracts	(12,528)	(15,009)
Other	(5,120)	(2,382)
Net cash used in investing activities	(323,077)	(6,082)
	.
Cash flows from financing activities
Proceeds from Sabine Pass Liquefaction Senior Notes, net	3,012,500	—
Proceeds from CTPL Credit Facility, net	391,978	—
Proceeds from 2013 Liquefaction Credit Facilities	100,000	—
Proceeds from sale of partnership common and general partner units, net	375,897	240,114
Proceeds from sale of Class B units	—	1,387,560
Contributions to Creole Trail Pipeline Business from Cheniere, net	20,896	9,608
Investment in restricted cash and cash equivalents	(3,243,670)	(1,177,753)
Debt issuance and deferred financing costs	(231,198)	(210,126)
Proceeds from (repayment of) 2012 Liquefaction Credit Facility	(100,000)	100,000
Distributions to owners	(66,632)	(40,696)
Net cash provided by financing activities	259,771	308,707

Net increase (decrease) in cash and cash equivalents	(79,397)	287,685
Cash and cash equivalents—beginning of period	$419,292	81,415
Cash and cash equivalents—end of period	$339,895	$369,100

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

We were formed to own and operate the Sabine Pass liquefied natural gas ("LNG") terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by our wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies.

We are developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa") of LNG.

In May 2013, we acquired Cheniere's ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, the "Creole Trail Pipeline Business"), thereby providing us with ownership of a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline"). We acquired the Creole Trail Pipeline Business for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere at a price of $15.00 per Class B unit for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million. See Note 2—"Basis of Presentation".

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

These consolidated financial statements include our accounts and the assets, liabilities and operations of the Creole Trail Pipeline Business. The effect of including the prior results of the Creole Trail Pipeline Business is reported as net loss attributable to Creole Trail Pipeline Business in our Consolidated Statement of Operations and Creole Trail Pipeline Business equity in our Consolidated Balance Sheets and Consolidated Statements of Partners' and Owners' Equity. This purchase has been accounted for as a transfer of net assets between entities under common control.

We recognize transfers of net assets between entities under common control at Cheniere's historical basis in the net assets sold. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. The difference between the purchase price and Cheniere's basis in the net assets sold, if any, is recognized as an adjustment to partners' equity.

Subsequent to the Creole Trail Pipeline Business acquisition, we control CTPL's operating and financial decisions and policies and have consolidated CTPL in our financial statements. Our consolidated financial statements and all other financial information included in this report have been retrospectively adjusted to assume that our acquisition of the Creole Trail Pipeline Business from Cheniere had occurred at the date when the Creole Trail Pipeline Business met the accounting requirements for entities under common control (the date of our inception since both we and the Creole Trail Pipeline Business were formed by Cheniere). Net income (loss) attributable to the Creole Trail Pipeline Business for periods prior to the acquisition is not allocated to the common units for purposes of calculating net income (loss) per common unit.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

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

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.
Certain amounts that are designated as restricted cash and cash equivalents are contractually restricted as to usage or withdrawal for a certain amount of time. Prior to being restricted and after the restriction is lifted such amounts flow though cash and cash equivalents. For these amounts, we have presented increases and decreases as "Investments in (releases of) restricted cash and cash equivalents" in our Consolidated Statement of Cash Flows.
Certain other amounts that are designated as restricted cash and cash equivalents are contractually restricted as to usage or withdrawal and will not become available to us as cash and cash equivalents. For these amounts, we have presented increases and decreases as "Investments in (uses of) of restricted cash and cash equivalents" in our Consolidated Statement of Cash Flows. These amounts that represent non-cash transactions within our Consolidated Statement of Cash Flows present the effect of sources and uses of restricted cash and cash equivalents as they relate to the changes to assets and liabilities in our Consolidated Balance Sheets. This presentation does not impact the total amount of operating, investing or financing cash flows related to these items, however , they are presented on a gross basis within each of those categories so as to reconcile the change in non-cash activity that occurs on the balance sheet from period to period.

Restricted cash and cash equivalents include the following:

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

As of September 30, 2013 and December 31, 2012, we classified $53.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction closed on a $3.6 billion senior secured credit facility (the "2012 Liquefaction Credit Facility"). In February and April 2013, Sabine Pass Liquefaction entered into $2.0 billion, before premium, of Senior Secured Notes due in 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of Senior Secured Notes due in 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). In May 2013, Sabine Pass Liquefaction closed four credit facilities aggregating $5.9 billion (collectively the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. See Note 7—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into collateral accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, we classified $133.5 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the Liquefaction Project, and $665.1 million and $196.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Liquefaction Project construction costs.

CTPL Reserve

In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"). As of September 30, 2013, we classified $23.5 million and $87.2 million as current and non-current restricted cash and cash equivalents, respectively, held by CTPL because such funds may only be used for modifications of the Creole Trail Pipeline in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$2,224,364	$2,224,230
LNG terminal construction-in-process	3,694,355	1,228,647
LNG site and related costs, net	150	156
Accumulated depreciation	(276,960)	(234,349)
Total LNG terminal costs, net	5,641,909	3,218,684

Fixed assets
Computer and office equipment	474	368
Vehicles	884	704
Machinery and equipment	1,490	1,473
Other	837	760
Accumulated depreciation	(2,722)	(2,397)
Total fixed assets, net	963	908

Property, plant and equipment, net	$5,642,872	$3,219,592

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.4 million for each of the three months ended September 30, 2013 and 2012. Depreciation expense related to the Sabine Pass LNG terminal totaled $42.8 million for the nine months ended September 30, 2013 and 2012.

In June 2012, we began capitalizing costs associated with Train 1 and Train 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Train 3 and Train 4 of the Liquefaction Project. For the three months ended September 30, 2013 and 2012, we capitalized $30.2 million and $14.0 million of interest expense related to the construction of the Liquefaction Project, respectively. For the nine months ended September 30, 2013 and 2012, we capitalized $125.0 million and $14.0 million of interest expense related to the construction of the Liquefaction Project, respectively.

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

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities, other non-current assets and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$219	$—	$219	$—	$232	$—	$232
Fuel Derivatives (liability)	—	(227)	—	(227)	—	(98)	—	(98)
Interest Rate Derivatives asset (liability)	—	56,039	—	56,039	—	(26,424)	—	(26,424)

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $0.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of September 30, 2013 and December 31, 2012.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

During the second quarter of 2013, Sabine Pass LNG began to enter into forward contracts under its master service agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Sabine Pass LNG elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. Sabine Pass LNG had not posted collateral with Cheniere Marketing for such forward contracts as of September 30, 2013.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
LNG Inventory Derivatives asset	Prepaid expenses and other	$219	$232
Fuel Derivatives liability	Prepaid expenses and other	(227)	(98)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in revenues on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain (loss)	$—	$(228)	$(442)	$697

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives and LNG Inventory Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain	$201	$—	$976	$—
Fuel Derivatives gain (loss) (1)	(55)	287	(3)	(288)

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

Sabine Pass Liquefaction designated the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value, and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations. The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would have been reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

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

At September 30, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount		Maximum Notional Amount		Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0	million	$2.9	billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—		$671.0	million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$64,309	$—
Interest Rate Derivatives - Designated	Non-current derivative liabilities	—	21,290
Interest Rate Derivatives - Not Designated	Other current liabilities	8,270	—
Interest Rate Derivatives - Not Designated	Non-current derivative liabilities	—	5,134

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the three months ended September 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$—	$(29,676)	$—	$—	$—	$—

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the nine months ended September 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$(29,676)	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	(30)	—	—	—	(167)	—

The following table (in thousands) shows the changes in the fair value of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Rate Derivatives - Not Designated gain (loss)	$(22,481)	$—	$60,707	$—

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)					Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2013:
Fuel Derivatives	$(227)		$(227)	$—	$—	$—	$—
LNG Inventory Derivatives	219		—	219	—	—	219
Interest Rate Derivatives - Not Designated	64,309		—	64,309	—	—	64,309
Interest Rate Derivatives - Not Designated	(8,270)		—	(8,270)	—	—	(8,270)
As of December 31, 2012:		—
Fuel Derivatives	(98)		(98)	—	—	—	—
LNG Inventory Derivatives	232		—	232	—	—	232
Interest Rate Derivatives - Designated	(21,290)		—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - Not Designated	(5,134)		—	(5,134)	—	—	(5,134)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
Other Financial Instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,650,634	$1,811,570	$1,647,113	$1,824,177
2020 Notes (1)	420,000	425,250	420,000	437,850
2021 Sabine Pass Liquefaction Senior Notes (1)	2,011,897	1,951,540	—	—
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	952,500	—	—
2012 Liquefaction Credit Facility (2)	—	—	100,000	100,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	—	—
CTPL Credit Facility (3)	391,665	400,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2013 and December 31, 2012, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and Sabine Pass Liquefaction has the ability to call this debt at anytime without penalty.

(3)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at anytime without penalty.

NOTE 6—ACCRUED LIABILITIES

As of September 30, 2013 and December 31, 2012, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Interest and related debt fees	$97,758	$16,327
Affiliate	51,419	5,744
LNG liquefaction costs	33,589	26,131
LNG terminal costs	1,650	977
Other	8,791	4,413
Total accrued liabilities (including affiliate)	$193,207	$53,592

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—LONG-TERM DEBT

As of September 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2012 Liquefaction Credit Facility	—	100,000
2013 Liquefaction Credit Facilities	100,000	—
CTPL Credit Facility	400,000	—
Total long-term debt	5,585,500	2,185,500
Long-term debt premium (discount)
2016 Notes	(14,866)	(18,387)
2021 Sabine Pass Liquefaction Senior Notes	11,897	—
CTPL Credit Facility	(8,336)	—
Total long-term debt, net	$5,574,195	$2,167,113

Sabine Pass LNG Senior Notes

As of September 30, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures. During the three months ended September 30, 2013 and 2012, Sabine Pass LNG made distributions of $93.0 million and $36.2 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures. During the nine months ended September 30, 2013 and 2012, Sabine Pass LNG made distributions of $242.1 million and $182.9 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

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

In connection with the issuances of the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into registration rights agreements (the "Liquefaction Registration Rights Agreements"). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to an offer to exchange the Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after February 1, 2013 for $1.5 billion of the 2021 Sabine Pass Liquefaction Senior Notes and within 295 days after April 16, 2013 for $500.0 million of the 2021 Sabine Pass Liquefaction Senior Notes and all of the 2023 Sabine Pass Liquefaction Senior Notes. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the Sabine Pass Liquefaction Senior Notes under certain circumstances.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 and Train 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

The 2012 Liquefaction Credit Facility had a maturity date of the earlier of July 31, 2019 or the second anniversary of the completion date of Train 1 and Train 2 of the Liquefaction Project, as defined in the 2012 Liquefaction Credit Facility. Borrowings under the 2012 Liquefaction Credit Facility could have been refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

The 2012 Liquefaction Credit Facility contained conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2012 Liquefaction Credit Facility were secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under its Unit Purchase Agreement with Blackstone CQP Holdco LP ("Blackstone"), dated May 14, 2012, on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— "Financial Instruments".

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments pursuant to the 2012 Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes, and as a result, approximately$1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of zero and $80.5 million in the three and nine months ended September 30, 2013, respectively.

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of September 30, 2013, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The CTPL Credit Facility contains customary affirmative and negative covenants. The obligations of CTPL under the CTPL Credit Facility are secured by a first priority lien on substantially all of the personal property of CTPL and all of the general partner and limited partner interests in CTPL.

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

During 2012, Blackstone and Cheniere completed their purchases of newly created Cheniere Partners Class B units ("Class B units") for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings are being used to fund a portion of the costs of developing, constructing and placing into service the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with Cheniere Partners' acquisition of the Creole Trail Pipeline Business described in Note 1—"Organization and Nature of Operations".  The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The Class B units are not entitled to cash distributions except in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to Cheniere Partners' first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. We currently expect the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, we had $25.7 million and $5.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

In connection with Sabine Pass Liquefaction's TUA, Sabine Pass Liquefaction is required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. During the three and nine months ended September 30, 2013, we recorded $14.4 million and $27.3 million, respectively, as operating and maintenance expense related to this obligation.

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

In an effort to utilize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments ("amended and restated VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. During the term of the amended and restated VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs paid by Cheniere Investments under the TURA. We recorded zero and $3.2 million revenues—affiliate from Cheniere Marketing in the three months ended September 30, 2013 and 2012, respectively, related to the amended and restated VCRA. We recorded zero and $4.9 million of revenues—affiliate from Cheniere Marketing in the nine months ended September 30, 2013 and 2012, respectively, related to the amended and restated VCRA.

LNG Sale and Purchase Agreement ("SPA")

Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Train 1 through Train 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus: up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the "LNG Lease Agreement") with Cheniere Marketing that enables Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of the LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities.

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets, and is recorded at cost and subject to lower-of-cost-or-market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of September 30, 2013, we had 75,000 MMBtu of LNG inventory—affiliate recorded at $0.2 million on our Consolidated Balance Sheets, and as of December 31, 2012, we had 1,369,000 MMBtu of LNG inventory—affiliate recorded at $4.4 million on our Consolidated Balance Sheets. During the three months ended September 30, 2013 and 2012, we recognized a gain of zero and $0.1 million, respectively, as a result of LCM adjustments to our LNG inventory—affiliate. During the nine months ended September 30, 2013 and 2012, we recognized a loss of zero and $0.5 million, respectively, as a result of LCM adjustments to our LNG inventory—affiliate.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at September 30, 2013 and December 31, 2012 was a derivative asset of zero and $0.2 million, respectively, and was classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded revenues and losses of zero and losses of $0.2 million related to LNG inventory—affiliate derivatives in the three months ended September 30, 2013 and 2012, respectively. We recorded losses of $0.4 million and revenues of $0.7 million related to LNG inventory—affiliate derivatives in the nine months ended September 30, 2013 and 2012, respectively.

Service Agreements
During the three months ended September 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $40.6 million and $32.2 million, respectively, under the service agreements described below. During the nine months ended September 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $88.2 million and $42.0 million, respectively, under the service agreements described below.

We anticipate that prior to December 31, 2013, our general partner, which currently performs services under operation and maintenance agreements with Sabine Pass Liquefaction, Sabine Pass LNG and CTPL, will assign its rights and obligations under these agreements to Cheniere Investments.

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

On a consolidated basis, these advance tax payments were recorded to other assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2013 we had $17.2 million of both other non-current assets and non-current deferred revenue—affiliate, and as of December 31, 2012, we had $14.7 million of both other non-current assets and non-current deferred revenue—affiliate in each case resulting from Sabine Pass LNG's ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

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

Sabine Pass LNG recorded $0.7 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended September 30, 2013 and 2012. Sabine Pass LNG recorded $2.5 million and $1.9 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the nine months ended September 30, 2013 and 2012, respectively.

Sabine Pass LNG recorded $5.7 million and $2.8 million of natural gas sold to Cheniere Marketing under this agreement in the three months ended September 30, 2013 and 2012, respectively. Sabine Pass LNG recorded $8.6 million and $2.8 million of natural gas sold to Cheniere Marketing under this agreement in the nine months ended September 30, 2013 and 2012, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2013 and 2012. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.1 million pursuant to this agreement in each of the nine months ended September 30, 2013 and 2012.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012
Class B units issued in connection with the Creole Trail Pipeline Business acquisition	$180,000	$—
LNG terminal costs funded with accounts payable and accrued liabilities (including amounts due to affiliates)	88,420	52,830
Cash paid during the period for interest, net of amounts capitalized and deferred	56,428	77,140

NOTE 11—CASH DISTRIBUTIONS AND NET INCOME (LOSS) PER COMMON UNIT

Cash Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from operating surplus as defined in the partnership agreement. The following provides a summary of distributions paid by us during the nine months ended September 30, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	—	—	$342
May 15, 2013	January 1 - March 31, 2013	0.425	—	24,259	—	—	495
August 15, 2013	April 1 - June 30, 2013	0.425	—	24,259	—	—	495
The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distribution requirement for our common unitholders and general partner and certain reserves.

In 2012, we issued and sold 133.3 million Class B units to Blackstone and Cheniere at a price of $15.00 per Class B unit, resulting in total gross proceeds of $2.0 billion. In connection with our purchase of the Creole Trail Pipeline Business in May 2013, we issued and sold 12.0 million Class B units to Cheniere at a price of $15.00 per Class B unit. The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our consolidated statement of partners’ and owners' equity (deficit).  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of June 2017 and August 2017 for Cheniere’s and Blackstone’s Class B units, respectively, although actual conversion may occur prior to or after these assumed dates. We are amortizing the beneficial conversion feature over the original 60 month conversion schedule using the effective yield method with a weighted average effective yield of 943.1% per year and 958.0% per year for Cheniere’s and Blackstone’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and nine months ended September 30, 2013 and 2012.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following is a schedule by years, based on the capital structure as of September 30, 2013, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2013	$—	$—	$—
2014	(2)	6	(4)
2015	(241)	813	(572)
2016	(32,023)	107,979	(75,955)
2017	(538,538)	1,815,883	(1,277,345)

The Class B units will mandatorily convert into common units on the first business day following the record date with respect to Cheniere Partners’ first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner	Creole Trail Pipeline Business
Three Months Ended September 30, 2013
Net loss	$(98,109)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(122,863)	(35,780)	—	(84,865)	(2,462)	244
Assumed allocation of net loss		$(11,521)	$—	$(84,865)	$(1,967)	$244

Weighted average units outstanding		57,079	—	135,384
Net loss per unit		$(0.20)	$—	$(0.63)

Three Months Ended September 30, 2012
Net loss	$(51,370)
Declared distributions	17,125	16,783	—	—	342
Amortization of beneficial conversion feature of Class B units	—	(2,971)	14,888	(11,917)	—
Assumed allocation of undistributed net loss	$(68,495)	(12,467)	—	(42,744)	(4,336)	(8,948)
Assumed allocation of net income (loss)		$1,345	$14,888	$(54,661)	$(3,994)	$(8,948)

Weighted average units outstanding		31,997	54,710	135,384
Net income (loss) per unit		$0.04	$0.27	$(0.40)

Nine Months Ended September 30, 2013
Net loss	$(196,851)
Declared distributions	74,261	72,776	—	—	1,485
Assumed allocation of undistributed net loss	$(271,112)	(73,521)	—	(174,382)	(5,059)	(18,150)
Assumed allocation of net income (loss)		$(745)	$—	$(174,382)	$(3,574)	$(18,150)

Weighted average units outstanding		53,277	—	135,384
Net income (loss) per unit		$(0.01)	$—	$(1.29)

Nine Months Ended September 30, 2012
Net loss	$(106,818)
Declared distributions	44,376	43,488	—	—	888
Amortization of beneficial conversion feature of Class B units	—	(3,863)	19,625	(15,762)	—
Assumed allocation of undistributed net loss	$(151,194)	(28,278)	—	(96,948)	(5,765)	(20,203)
Assumed allocation of net income (loss)		$11,347	$19,625	$(112,710)	$(4,877)	$(20,203)

Weighted average units outstanding		31,449	19,181	135,384
Net income (loss) per unit		$0.36	$1.02	$(0.83)

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

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Consolidated Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

Overview of Business

We are a Delaware limited partnership formed by Cheniere Energy, Inc. ("Cheniere"). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. We are developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa") of LNG. We also own the 94-mile long Creole Trail Pipeline through our wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline").

Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q include the following:

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and an aggregate principal amount of $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes"). Net proceeds from those offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project;

•
We sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. We used the proceeds from that offering to purchase the Creole Trail Pipeline Business;

•
Sabine Pass Liquefaction entered into four credit facilities totaling $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities") to be used for costs associated with the construction of Train 1 through Train 4 of the Liquefaction Project;

•
Sabine Pass Liquefaction issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract for the engineering, procurement and construction of Train 3 and Train 4 (the "EPC Contract (Train 3 and Train 4)");

•
Sabine Pass Liquefaction entered into an LNG sale and purchase agreement ("SPA") with Centrica plc ("Centrica") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274.0 million;

•
In May 2013, we completed the acquisition of 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC ("the Creole Trail Pipeline Business") for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million;

•	CTPL entered into a $400.0 million term loan credit facility to fund capital expenditures on the Creole Trail Pipeline and for general business purposes; and

•	We entered into an equity distribution agreement with Mizuho Securities USA Inc., under which we may sell up to $500.0 million of common units through an at-the-market program.
Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2013, we had $339.9 million of cash and cash equivalents and $1,038.4 million of restricted cash and cash equivalents.

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

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. In August 2012, we commenced construction of Train 1 and Train 2 and the related new facilities needed to treat, liquefy, store and export natural gas. In May 2013, we commenced construction of Train 3 and Train 4 and the related facilities. We are developing Train 5 and Train 6 and commenced the regulatory approval process for these Trains in February 2013. Trains 1 through 4 are being designed, constructed and commissioned by Bechtel using the ConocoPhillips Optimized Cascade® technology, a proven technology deployed in numerous LNG projects around the world. Sabine Pass Liquefaction has entered into a lump sum turnkey contract for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Train 1 and Train 2)") and the EPC Contract (Train 3 and Train 4) with Bechtel in November 2011 and December 2012, respectively, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk.

We have received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Train 1, Train 2, Train 3 and Train 4. We have also filed an application with the FERC for the approval to construct Train 5 and Train 6. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued two orders authorizing the export of an additional 189.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries providing for national treatment for trade in natural gas for a 20-year term.  One order authorized the export of 101 Bcf/yr of domestically produced LNG pursuant to the SPA with Total, beginning on the earlier of the date of first export from Train 5 or July 11, 2021; and the other order authorized the export of 88.3 Bcf/yr of domestically produced LNG pursuant to the SPA with Centrica, beginning on the earlier of the date of first export from Train 5 or July 12, 2021.

As of September 30, 2013, the overall project completion for Train 1 and Train 2 of the Liquefaction Project was approximately 45%, which is ahead of the contractual schedule. As of September 30, 2013, the overall project completion for Train 3 and Train 4 of the Liquefaction Project was approximately 10%, which is ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, with commercial operations expected to commence in February 2016, and Train 2, Train 3 and Train 4 are expected to commence operations on a staggered basis thereafter.
Customers
Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs with third parties that in the aggregate equate to approximately 19.75 mtpa of LNG, which represents approximately 88% of the anticipated nominal production capacity of Train 1 through Train 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

To date, Sabine Pass Liquefaction has the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") has entered into an SPA (the "BG SPA") that commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from fixed fees is approximately $723 million. In addition, Sabine Pass Liquefaction has agreed to make up to 500,000 MMBtu/d of LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.25 per MMBtu, if produced. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales.

•
Gas Natural Aprovisionamientos SDG S.A.("Gas Natural Fenosa") has entered into an SPA (the "Gas Natural Fenosa SPA") that commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $454 million. In addition, Sabine Pass Liquefaction has agreed to make up to 285,000 MMBtu/d of LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.49 per MMBtu, if produced. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain.

•
Korea Gas Corporation ("KOGAS") has entered into an SPA (the "KOGAS SPA") that commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. KOGAS is organized under the laws of the Republic of Korea.

•
GAIL (India) Limited ("GAIL") has entered into an SPA (the "GAIL SPA") that commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. GAIL is organized under the laws of India.

•
Total has entered into an SPA (the "Total SPA") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France.

•
Centrica has entered into an SPA (the "Centrica SPA") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million. Centrica is organized under the laws of England and Wales.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Train 1 through Train 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations for the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each respective Train.
In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG produced from Train 1 through Train 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub: plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Construction

In November 2011, Sabine Pass Liquefaction entered into the EPC Contract (Train 1 and Train 2) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Train 1 and Train 2) in August 2012. In December 2012, Sabine Pass Liquefaction entered into the EPC Contract (Train 3 and Train 4) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Train 3 and Train 4) in May 2013. The Trains are in various stages of development, as described above.

The total contract price of the EPC Contract (Train 1 and Train 2) and the total contract price of the EPC Contract (Train 3 and Train 4) is approximately $4.0 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through September 30, 2013. Total expected capital costs for Train 1 through Train 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $12.0 billion and $13.0 billion after financing costs, including in each case estimated owner's costs and contingencies. Sabine Pass Liquefaction's Trains will require significant amounts of capital to construct and operate and are subject to risks and delays in completion.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Train 1 through Train 4 will be financed through borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction will have adequate financial resources available to complete Train 1 through Train 4 and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow by late 2015, when Train 1 is anticipated to achieve initial LNG production.

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

CTPL will need to obtain the FERC's approval prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate pipeline. An application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system was submitted to the FERC by CTPL in April 2012. In February 2013, the FERC approved the proposed project, and in October 2013, the FERC issued an order denying petitioner's request for rehearing and stay of the approval. In addition, in November 2013, CTPL received approval from the Louisiana Department of Environmental Quality for the proposed modifications to the Creole Trail Pipeline system. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Train 1 and Train 2.

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

Sabine Pass Liquefaction may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of Sabine Pass Liquefaction, including the Sabine Pass Liquefaction Senior Notes and the 2013 Liquefaction Credit Facilities described below.

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities aggregating $5.9 billion, which will be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 through Train 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date and September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0% and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"), which was available to Sabine Pass Liquefaction in four tranches solely to fund Liquefaction Project costs for Train 1 and Train 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of our total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2013	2012
Sources of cash and cash equivalents
Proceeds from debt issuances and credit facilities	$3,504,478	$100,000
Proceeds from the sale of partnership common and general partner units	375,897	240,114
Proceeds from sale of Class B units	—	1,387,560
Contributions to Creole Trail Pipeline Business from Cheniere, net	20,896	9,608
Total sources of cash and cash equivalents	3,901,271	1,737,282

Uses of cash and cash equivalents
LNG terminal costs, net	(2,449,360)	(876,593)
Investment in restricted cash and cash equivalents, net of uses of restricted cash and cash equivalents	(785,847)	(289,851)
Purchase of Creole Trail Pipeline Business, net	(313,892)	—
Debt issuance and deferred financing costs	(231,198)	(210,126)
Repayment of 2012 Liquefaction Credit Facility	(100,000)	—
Distributions to unitholders	(66,632)	(40,696)
Operating cash flow	(16,091)	(14,940)
Advances under long-term contracts	(12,528)	(15,009)
Other	(5,120)	(2,382)
Total uses of cash and cash equivalents	(3,980,668)	(1,449,597)

Net increase (decrease) in cash and cash equivalents	(79,397)	287,685
Cash and cash equivalents—beginning of period	419,292	81,415
Cash and cash equivalents—end of period	$339,895	$369,100

Proceeds from the Debt Issuances and Credit Facilities and Repayment of 2012 Liquefaction Credit Facility

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. Also in May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes.

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 and Train 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Proceeds from the Sale of Partnership Common and General Partner Units

The proceeds from the sale of partnership common and general partner units in the nine months ended September 30, 2013 related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which included the general partner's proportionate capital contribution of approximately $7.4 million. We used the proceeds from the February 2013 offering to purchase the Creole Trail Pipeline Business. In May 2013, we received proceeds of $3.7 million from the general partner's proportionate capital contribution related to our issuance of 12.0 million Class B units to Cheniere discussed above.

In September 2012, we sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million. In addition, during the nine months ended September 30, 2012, we sold 0.5 million common units for net cash proceeds of $11.1 million under the at-the-market program initiated in January 2011.

Proceeds from the Sale of Class B Units

Concurrent with the Creole Trail Pipeline Business acquisition in May 2013, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million. See Purchase of the Creole Trail Pipeline, net below.

During the nine months ended September 30, 2012, we issued and sold an aggregate of 100.0 million Class B units to Cheniere and Blackstone pursuant to unit purchase agreements for total consideration of $1.5 billion, before fees. Proceeds from the Class B unit sales are being used to fund the equity portion of the costs of developing, constructing and placing into service the Liquefaction Project.

Contributions to Creole Trail Pipeline Business from Cheniere, net

Contributions to Creole Trail Pipeline Business from Cheniere, net relate to equity contributions provided by Cheniere to the entities owning the Creole Trail Pipeline that we purchased in May 2013. The acquisition has been accounted for as a transfer of net assets between entities under common control. During the period from January 1, 2013 to the purchase date, Cheniere contributed $20.9 million to the Creole Trail Pipeline entities that we acquired. During the nine months ended September 30, 2012, Cheniere contributed $9.6 million to the Creole Trail Pipeline entities that we acquired.

LNG Terminal Costs, net

LNG terminal costs, net primarily related to the construction of Train 1 through Train 4 of the Liquefaction Project. In June 2012, we began capitalizing costs associated with Train 1 and Train 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Train 3 and Train 4 of the Liquefaction Project.

Investment in Restricted Cash and Cash Equivalents, Net of Uses of Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2013, we invested a net $785.8 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of a $3,243.7 million investment in restricted cash and cash equivalents primarily related to the net proceeds from the Sabine Pass Liquefaction Senior Notes, the CTPL Credit Facility and the 2013 Liquefaction Credit Facilities. This investment in restricted cash and cash equivalents was partially offset by the use of $2,457.8 million of restricted cash and cash equivalents primarily related to the construction of the Liquefaction Project.

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

Debt Issuance and Deferred Financing Costs

Debt issuance and deferred financing costs in the nine months ended September 30, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction Senior Notes and amounts paid by CTPL related to the CTPL Credit Facility.

Debt issuance and deferred financing costs in the nine months ended September 30, 2012 resulted from amounts paid by Sabine Pass Liquefaction upon the closing of the 2012 Liquefaction Credit Facility.

Distributions to Unitholders

During the nine months ended September 30, 2013 and 2012, we distributed $66.6 million and $40.7 million, respectively, to our common and general partner unitholders. The increase in distributions from 2012 to 2013 is the result of the issuance of common units to the public in September 2012 and February 2013 and the increase in general partner units to maintain its 2% ownership interest in us.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	$—	$—	$342
May 15, 2013	January 1 - March 31, 2013	0.425	—	24,259	—	—	495
August 15, 2013	April 1 - June 30, 2013	0.425		24,259	—	—	495

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

In 2012, we issued Class B units in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions except in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone was 1.19 and 1.17, respectively, as of September 30, 2013. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to our first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. We currently expect the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2013 (1)	December 31, 2014 (1)	December 31, 2015 (1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere:
Number of Common Units	55,821	64,050	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	53.9%	52.4%	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	121,118	138,934	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	32.1%	34.4%	36.7%	39.0%	41.2%	43.3%	44.4%

(1)Information as of December 31, 2013, 2014 and 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation, our merger, consolidation or other combination with another person or the sale of all or substantially all of our assets.

On October 22, 2013, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on November 1, 2013 for the period from July 1, 2013 to September 30, 2013.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Our consolidated net loss increased $46.7 million, from $51.4 million of net loss in the three months ended September 30, 2012, to $98.1 million of net loss in the three months ended September 30, 2013. The increase in net loss was primarily a result of increased derivative loss, operating and maintenance expense (including affiliate expense) and general and administrative expense (including affiliate expense), which was partially offset by decreased development expense (including affiliate expense). Derivative loss increased $22.6 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Operating and maintenance expense (including affiliate expense) increased $15.8 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased LNG terminal maintenance and repair costs and increased fuel costs at the Sabine Pass LNG terminal. Our general and administrative expense (including affiliate expense) increased $3.3 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of increased costs incurred to manage the construction of Train 1 through Train 4 of the Liquefaction Project, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a wholly owned subsidiary of Cheniere a monthly fee based upon the capital expenditures incurred in the previous month for the Liquefaction Project.  Development expense (including affiliate expense) decreased $2.8 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of Train 1 and Train 2 satisfying the criteria for capitalization in June 2012 and Train 3 and Train 4 of the Liquefaction Project satisfying the criteria for capitalization in May 2013. We continue to incur development expenses for Train 5 and Train 6.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Our consolidated net loss increased $90.0 million, from $106.8 million of net loss in the nine months ended September 30, 2012, to $196.9 million of net loss in the nine months ended September 30, 2013. The increase in net loss was primarily a result of loss on the early extinguishment of debt, increased general and administrative expense (including affiliate expense) and increased operating and maintenance expense (including affiliate expense), which was partially offset by increased derivative gain and decreased development expense (including affiliate expense). Loss on early extinguishment of debt increased $80.5 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. Our general and administrative expense (including affiliate expense) increased $52.5 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of increased costs incurred to manage the construction of Train 1 through Train 4 of the Liquefaction Project, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a wholly owned subsidiary of Cheniere a monthly fee based upon the capital expenditures incurred in the previous month for the Liquefaction Project.  Operating and maintenance expense (including affiliate expense) increased $41.7 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, increased LNG terminal maintenance and repair costs and increased fuel costs at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the regasification facilities at the Sabine Pass LNG terminal under Sabine Pass LNG's long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Derivative gain increased $56.0 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives. Development expense (including affiliate expense) decreased $28.4 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of Train 1 and Train 2 satisfying the criteria for capitalization in June 2012 and Train 3 and Train 4 of the Liquefaction Project satisfying the criteria for capitalization in May 2013. We continue to incur development expenses for Train 5 and Train 6.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

There are currently no new accounting standards that have been issued that will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of September 30, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	1,705,306	$3.553 - $4.319	January 2014	$219	$14
Fuel Derivatives	Fixed price natural gas swaps	636,000	$3.56 - $3.837	May 2014	(227)	5

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $30.7 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of September 30, 2013.

Hedge Description	Initial Notional Amount (in thousands)	Maximum Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives - Not Designated	$20.0 million	$3.6 billion	1.99%	May 2020	$56,039	$30,659

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended September 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended September 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of our outstanding equity interests and has three representatives on our Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.

Blackstone has reported that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and Airline IT Solutions services to Iran Air and Airline IT Solutions services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the reporting period were reported by Travelport to be approximately $164,000 and $122,000, respectively. Blackstone has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16" Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-0030 Soils Preparation Provisional Sum Transfer dated August 29, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, (iv) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	November 8, 2013