Form 10-Q
period 2014-03-31
Cheniere Energy Partners, L.P.
filed 2014-05-01
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 17, 2014, the issuer had 57,078,848 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$325,342	$351,032
Restricted cash and cash equivalents	176,518	227,652
Advances to affiliate	12,857	14,737
LNG inventory	4,072	10,430
Other—affiliate	3,285	3,280
Prepaid expenses and other	8,017	5,997
Total current assets	530,091	613,128
Non-current restricted cash and cash equivalents	323,728	1,025,056
Property, plant and equipment, net	7,028,192	6,383,939
Debt issuance costs, net	302,439	313,944
Non-current derivative assets	71,170	98,123
Advances under long-term contracts	20,364	6,561
Other	97,125	76,032
Total assets	$8,373,109	$8,516,783

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$4,836	$10,146
Accrued liabilities	122,996	170,052
Due to affiliates	26,527	45,547
Deferred revenue	26,722	26,593
Other	19,561	13,549
Other—affiliate	20	—
Total current liabilities	200,662	265,887

Long-term debt, net	6,578,350	6,576,273
Deferred revenue	16,500	17,500
Other non-current liabilities	192	193
Other non-current liabilities—affiliate	32,148	17,186
Commitments and contingencies
Partners' equity
Common unitholders' interest (57.1 million units issued and outstanding at March 31, 2014 and December 31, 2013)	667,246	711,771
Class B unitholders' interest (145.3 million units issued and outstanding at March 31, 2014 and December 31, 2013)	(38,216)	(38,216)
Subordinated unitholders' interest (135.4 million units issued and outstanding at March 31, 2014 and December 31, 2013)	883,002	931,074
General partner's interest (2% interest with 6.9 million units issued and outstanding at March 31, 2014 and December 31, 2013)	33,225	35,115
Total partners’ equity	1,545,257	1,639,744
Total liabilities and partners’ equity	$8,373,109	$8,516,783

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013 (1)
Revenues
Revenues	$66,449	$65,563
Revenues—affiliate	772	545
Total revenues	67,221	66,108

Expenses
Operating and maintenance expense	9,219	8,286
Operating and maintenance expense—affiliate	4,431	6,923
Depreciation expense	14,318	14,304
Development expense	3,496	3,484
Development expense—affiliate	152	451
General and administrative expense	3,366	3,774
General and administrative expense—affiliate	27,153	23,216
Total expenses	62,135	60,438

Income from operations	5,086	5,670

Other income (expense)
Interest expense, net	(40,270)	(40,262)
Derivative loss, net	(34,681)	(17,468)
Other income	132	327
Total other expense	(74,819)	(57,403)

Net loss	$(69,733)	$(51,733)

Net loss attributable to the Creole Trail Pipeline Business	$—	$(9,246)
Net loss attributable to partners	(69,733)	(42,487)

Basic and diluted net income (loss) per common unit	$(0.06)	$0.10

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	57,079	45,547

(1) Retrospectively adjusted as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013 (1)
Net loss	$(69,733)	$(51,733)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	(30)
Change in fair value of interest rate cash flow hedges	—	21,297
Total other comprehensive income	—	21,267
Comprehensive loss	$(69,733)	$(30,466)

(1) Retrospectively adjusted as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ AND
OWNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders' Interest		Class B Unitholders' Interest		Subordinated Unitholder's Interest		General Partner's Interest		Total Partners' Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2013	57,078	$711,771	145,333	$(38,216)	135,384	$931,074	6,894	$35,115	$1,639,744
Net loss	—	(20,266)	—	—	—	(48,072)	—	(1,395)	(69,733)
Distributions	—	(24,259)	—	—	—	—	—	(495)	(24,754)
Balance at March 31, 2014	57,078	$667,246	145,333	$(38,216)	135,384	$883,002	6,894	$33,225	$1,545,257

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013 (1)
Cash flows from operating activities
Net loss	$(69,733)	$(51,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,318	14,304
Use of restricted cash and cash equivalents for certain operating activities	(22,873)	(27,542)
Amortization of debt issuance costs and discount	2,217	2,210
Non-cash derivative loss, net	32,995	18,118
Other	2	3,064
Changes in operating assets and liabilities:
Accounts receivable—affiliate	593	1,044
Accounts payable and accrued liabilities	39,263	41,854
Due to affiliates	3,669	6,881
Deferred revenue	(871)	(2,210)
Advances to affiliate	1,880	(4,552)
LNG inventory	2,902	—
Other	(4,251)	(448)
Other—affiliate	(567)	1,277
Net cash provided by (used in) operating activities	(456)	2,267

Cash flows from investing activities
Property, plant and equipment, net	(751,808)	(465,044)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	761,378	463,476
Advances under long-term contracts	(10,050)	(964)
Net cash used in investing activities	(480)	(2,532)

Cash flows from financing activities
Proceeds from issuances of long-term debt	—	1,500,000
Proceeds from sale of partnership common and general partner units, net	—	372,449
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	7,936
Use of (investment in) restricted cash and cash equivalents	13,957	(1,790,446)
Debt issuance and deferred financing costs	(13,957)	(34,986)
Distributions to owners	(24,754)	(17,125)
Other	—	(3)
Net cash provided by (used in) financing activities	(24,754)	37,825

Net increase (decrease) in cash and cash equivalents	(25,690)	37,560
Cash and cash equivalents—beginning of period	$351,032	419,292
Cash and cash equivalents—end of period	$325,342	$456,852

(1) Retrospectively adjusted as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms "Cheniere Energy Partners", "we", "us" and "our" refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

Subsequent to the acquisition of Cheniere Energy, Inc.'s ("Cheniere's") ownership in Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, "the Creole Trail Pipeline Business") in May 2013, we control CTPL's operating and financial decisions and policies and have consolidated CTPL in our financial statements. Our consolidated financial statements and all other financial information included in this report have been retrospectively adjusted to assume that our acquisition of the Creole Trail Pipeline Business from Cheniere had occurred at the date when the Creole Trail Pipeline Business met the accounting requirements for entities under common control (the date of our inception since both we and the Creole Trail Pipeline Business were formed by Cheniere). Net income (loss) attributable to the Creole Trail Pipeline Business for periods prior to the acquisition is not allocated to the common units for purposes of calculating net income (loss) per common unit.

These consolidated financial statements include our accounts and the assets, liabilities and operations of the Creole Trail Pipeline Business. The effect of including the prior results of the Creole Trail Pipeline Business is reported as net loss attributable to the Creole Trail Pipeline Business in our Consolidated Statements of Operations. This purchase has been accounted for as a transfer of net assets between entities under common control.

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

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

During 2012, Blackstone CQP Holdco LP ("Blackstone") and Cheniere completed their purchases of newly created Cheniere Partners Class B units ("Class B units") for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the "Liquefaction Project"). In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of the Creole Trail Pipeline Business described in Note 1—"Basis of Presentation".  In 2013, Cheniere formed Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of our assets). On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone was 1.27 and 1.25, respectively, as of March 31, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents include the following:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG"), our wholly owned subsidiary, has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes"). See Note 7—"Long-Term Debt". Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including the condition that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of March 31, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of both March 31, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), our wholly owned subsidiary, entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"). During 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes"), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). Also during 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. See Note 7—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

As of March 31, 2014 and December 31, 2013, we classified $96.9 million and $192.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the Liquefaction Project, and $197.5 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Liquefaction Project construction costs.

CTPL Reserve

In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"). As of March 31, 2014 and December 31, 2013, we classified $26.6 million and $20.5 million, respectively, as current restricted cash and cash equivalents held by CTPL and $50.1 million and $81.4 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$2,232,495	$2,225,412
LNG terminal construction-in-process	5,099,744	4,448,541
LNG site and related costs, net	147	149
Accumulated depreciation	(305,574)	(291,265)
Total LNG terminal costs, net	7,026,812	6,382,837

Fixed assets
Computer and office equipment	613	612
Vehicles	1,306	907
Machinery and equipment	1,490	1,490
Other	1,014	963
Accumulated depreciation	(3,043)	(2,870)
Total fixed assets, net	1,380	1,102

Property, plant and equipment, net	$7,028,192	$6,383,939

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.3 million for each of the three months ended March 31, 2014 and 2013.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project. For the three months ended March 31, 2014 and 2013, we capitalized $78.8 million and $35.3 million, respectively, of interest expense related to the construction of the first four Trains of the Liquefaction Project.

NOTE 5—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We have also entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$35	$—	$35	$—	$(161)	$—	$(161)
Fuel Derivatives asset	—	19	—	19	—	27	—	27
Interest Rate Derivatives asset	—	51,626	—	51,626	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $0.5 million and $0.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2014 and December 31, 2013, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

During the second quarter of 2013, Sabine Pass LNG began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Sabine Pass LNG elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. Sabine Pass LNG had not posted collateral with Cheniere Marketing for such forward contracts as of March 31, 2014.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$35	$(161)
Fuel Derivatives asset	Prepaid expenses and other	19	27

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in revenues on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
LNG Inventory Derivatives loss	$(29)	$(550)

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives and LNG Inventory Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
LNG Inventory Derivatives loss	$(435)	$—
Fuel Derivatives gain (1)	242	515

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

During the first quarter of 2013, Sabine Pass Liquefaction determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and in particular, the Sabine Pass Liquefaction Senior Notes described in Note 7—"Long-Term Debt". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within our Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within our Consolidated Statements of Operations.

In June 2013, Sabine Pass Liquefaction concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and Sabine Pass Liquefaction's intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income ("AOCI") pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

At March 31, 2014, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount		Maximum Notional Amount		Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0	million	$2.9	billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—		$671.0	million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$71,170	$98,123
Interest Rate Derivatives - Not Designated	Other current liabilities	(19,544)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income ("OCI") and AOCI during the three months ended March 31, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$—
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	—

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives—Not Designated recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Interest Rate Derivatives - Not Designated	$(34,479)	$(17,983)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)					Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2014:
Fuel Derivatives	$19		$—	$19	$—	$—	$19
LNG Inventory Derivatives	35		7	28	—	—	28
Interest Rate Derivatives - Not Designated	71,170		—	71,170	—	—	71,170
Interest Rate Derivatives - Not Designated	(19,544)		—	(19,544)	—	—	(19,544)
As of December 31, 2013:		—
Fuel Derivatives	27		—	27	—	—	27
LNG Inventory Derivatives	(161)		(161)	—	—	—	—
Interest Rate Derivatives - Not Designated	98,123		—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)		—	(13,484)	—	—	(13,484)

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

The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,652,981	$1,824,478	$1,651,807	$1,868,607
2020 Notes (1)	420,000	441,000	420,000	432,600
2021 Sabine Pass Liquefaction Senior Notes (1)	2,011,222	2,079,101	2,011,562	1,961,273
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	1,042,500	1,000,000	982,500
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	997,500	1,000,000	935,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	100,000	100,000
CTPL Credit Facility (3)	394,147	400,000	392,904	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2014 and December 31, 2013, as applicable.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and Sabine Pass Liquefaction has the ability to call this debt at any time without penalty.

(3)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at any time without penalty.

NOTE 6—ACCRUED LIABILITIES

As of March 31, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Interest and related debt fees	$101,637	$80,151
Liquefaction Project costs	17,642	83,127
LNG terminal costs	1,612	1,612
Other	2,105	5,162
Total accrued liabilities	122,996	170,052

Accrued liabilities—affiliate	25,287	44,384

Total accrued liabilities (including affiliate)	$148,283	$214,436

NOTE 7—LONG-TERM DEBT

As of March 31, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2013 Liquefaction Credit Facilities	100,000	100,000
CTPL Credit Facility	400,000	400,000
Total long-term debt	6,585,500	6,585,500

Long-term debt premium (discount)
2016 Notes	(12,519)	(13,693)
2021 Sabine Pass Liquefaction Senior Notes	11,222	11,562
CTPL Credit Facility	(5,853)	(7,096)
Total long-term debt, net of discount	$6,578,350	$6,576,273

Sabine Pass LNG Senior Notes

As of March 31, 2014 and December 31, 2013, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass LNG may redeem all or part of the 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Notes; or

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. During the three months ended March 31, 2014 and 2013, Sabine Pass LNG made distributions of $63.4 million and $76.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

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

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the "Sabine Pass Liquefaction Indenture"). The Sabine Pass Liquefaction Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of the Sabine Pass Liquefaction Senior Notes at a

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

redemption price equal to the "make-whole" price set forth in the Sabine Pass Liquefaction Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into a registration rights agreement (the "2022 Liquefaction Registration Rights Agreement"). Under the 2022 Liquefaction Registration Rights Agreement, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission ("SEC") and cause to become effective a registration statement relating to an offer to exchange the 2022 Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after November 25, 2013.  Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes.  If Sabine Pass Liquefaction fails to satisfy this obligation, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Sabine Pass Liquefaction had $4.9 billion of available commitments under the 2013 Liquefaction Credit Facilities as of both March 31, 2014 and December 31, 2013, as a result of Sabine Pass Liquefaction's initial $100.0 million borrowing and the termination of approximately $885 million of commitments in connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013 as described below.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25%, after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
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

In November 2013, Sabine Pass Liquefaction issued the 2022 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments pursuant to the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Sabine Pass Liquefaction Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. As a result of Sabine Pass Liquefaction's issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013, Sabine Pass Liquefaction has terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Liquefaction Project. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and LIBOR plus 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— "Financial Instruments".

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of March 31, 2014, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

NOTE 8—RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, we had $12.9 million and $14.7 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

LNG Terminal Capacity Agreements

Terminal Use Agreement ("TUA")

Sabine Pass Liquefaction obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with Sabine Pass LNG as a result of an assignment in July 2012 by Cheniere Investments, our wholly owned subsidiary, of its rights, title and interest under its TUA with Sabine Pass LNG. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Liquefaction Project.

In connection with Sabine Pass Liquefaction's TUA, Sabine Pass Liquefaction is required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. During three months ended March 31, 2014 and 2013, we recorded credits of $0.5 million and $0.3 million, respectively, against operating and maintenance expense related to this obligation.

Cheniere Investments, Sabine Pass Liquefaction and Sabine Pass LNG entered into the terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. However, the revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities.

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate, which is included in other—affiliate on our Consolidated Balance Sheets. This amount is recorded at cost and subject to lower of cost or market ("LCM") adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of March 31, 2014, we had 10,500 MMBtu of LNG inventory—affiliate recorded at $34 thousand on our Consolidated Balance Sheets, and as of December 31, 2013, we had 41,000 MMBtu of LNG inventory—affiliate recorded at $130 thousand in other—affiliate on our Consolidated Balance Sheets.

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at March 31, 2014 and December 31, 2013 was $2.0 thousand and $0.2 million, respectively, and was classified as other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded losses of $29.0 thousand and $0.6 million related to LNG inventory—affiliate derivatives in the three months ended March 31, 2014 and 2013, respectively.

Service Agreements
During the three months ended March 31, 2014 and 2013, we recorded general and administrative expense—affiliate of $27.2 million and $23.2 million, respectively, and operating and maintenance expense—affiliate of $4.4 million and $6.9 million, respectively, under the service agreements described below.

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

Sabine Pass LNG O&M Agreement

Sabine Pass LNG has entered into a long-term operation and maintenance agreement (the "Sabine Pass LNG O&M Agreement") with Cheniere Investments pursuant to which Sabine Pass LNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the Sabine Pass LNG O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the Sabine Pass LNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass Liquefaction O&M Agreement

Sabine Pass Liquefaction has entered into an operation and maintenance agreement (the "Liquefaction O&M Agreement") with Cheniere Investments pursuant to which Sabine Pass Liquefaction receives all of the necessary services required to construct, operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of Sabine Pass Liquefaction, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, Sabine Pass Liquefaction is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the liquefaction facilities are operational, Sabine Pass Liquefaction will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.
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

CTPL O&M Agreement

CTPL has entered into an amended long-term operation and maintenance agreement (the "CTPL O&M Agreement") with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. In November 2013, the CTPL O&M Agreement was assigned by Cheniere Energy Partners GP, LLC to Cheniere Investments. Cheniere Investments provides the services required under the CTPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

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

Agreement to Fund Sabine Pass LNG's Cooperative Endeavor Agreements ("CEAs")

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate commitment of up to $25.0 million and Sabine Pass LNG will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG's advance payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to utilize Cheniere Investments' capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of the Liquefaction Project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of March 31, 2014 and December 31, 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from Sabine Pass LNG's ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

Sabine Pass LNG is able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, Sabine Pass LNG purchases natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase and delivery of natural gas or LNG to the Sabine Pass LNG terminal. As a result, Sabine Pass LNG records the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate the Sabine Pass LNG terminal as operating and maintenance expense. Sabine Pass LNG recorded $0.5 million and $0.9 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the three months ended March 31, 2014 and 2013, respectively. Sabine Pass LNG recorded revenues—affiliate of zero and $0.9 million for natural gas sold to Cheniere Marketing under these agreements in the three months ended March 31, 2014 and 2013, respectively.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended March 31, 2014 and 2013.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash paid during the year for interest, net of amounts capitalized	$16,567	$—
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliate)	67,768	176,488

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners' and Owners' Equity. On April 21, 2014, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on May 1, 2014 for the period from January 1, 2014 to March 31, 2014.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders' equity and a decrease in Class B unitholders' equity to reflect the fair value of the Class B units at issuance on our Consolidated Statements of Partners' and Owners' Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders' equity and a decrease in common and subordinated unitholders' equity. We amortize the beneficial conversion feature assuming a conversion date of June 2017 and August 2017 for Cheniere Holdings' and Blackstone's Class B units, respectively, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings' and Blackstone's Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three months ended March 31, 2014 and 2013.

The following is a schedule by years, based on the capital structure as of March 31, 2014, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2014	(2)	6	(4)
2015	(232)	781	(549)
2016	(29,564)	99,685	(70,121)
2017	(594,390)	2,004,209	(1,409,819)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner	Creole Trail Pipeline Business
Three Months Ended March 31, 2014
Net loss	$(69,733)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(94,487)	(27,462)	—	(65,135)	(1,890)	—
Assumed allocation of net loss		$(3,203)	$—	$(65,135)	$(1,395)	$—

Weighted average units outstanding		57,079	145,333	135,384
Net loss per unit		$(0.06)	$—	$(0.48)

Three Months Ended March 31, 2013
Net loss	$(51,733)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(76,487)	(19,543)	—	(46,353)	(1,345)	(9,246)
Assumed allocation of net income (loss)		$4,716	$—	$(46,353)	$(850)	$(9,246)
Assumed allocation of net loss adjusted for the Creole Trail Pipeline Business		$2,029	$—	$(52,727)	$(1,035)

Weighted average units outstanding		45,547	133,333	135,384
Net income (loss) per unit		$0.10	$—	$(0.34)
Net income (loss) per unit, adjusted to include pre-acquisition date net losses of the Creole Trail Pipeline Business		$0.04	$—	$(0.39)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
As used herein, references to "Cheniere Partners", "we", "us" and "our" refer to Cheniere Energy Partners, L.P. and its subsidiaries, including Sabine Pass LNG, Sabine Pass Liquefaction and CTPL.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Consolidated Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Event

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We are a publicly traded Delaware limited partnership (NYSE MKT: CQP) formed by Cheniere Energy, Inc. ("Cheniere") (NYSE MKT: LNG). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, Sabine Pass Liquefaction. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 mtpa. We also own the 94-mile Creole Trail Pipeline through our wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Overview of Significant Event

In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the "Sabine Pass Liquefaction LC Agreement") that it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, we had $325.3 million of cash and cash equivalents and $500.2 million of current and non-current restricted cash and cash equivalents (which included current and non-current restricted cash and cash equivalents available to us, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $294.4 million for the Liquefaction Project; $76.7 million for CTPL; and $129.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below.

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG's customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009. Total S.A. has guaranteed Total's obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron's obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Liquefaction Project.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013.

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

As of March 31, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 63% and 27%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

Sabine Pass Liquefaction has entered into four fixed price, 20-year Sale and Purchase Agreements ("SPAs") with third parties that in the aggregate equate to 16 mtpa of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, Sabine Pass Liquefaction has entered into two fixed price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5, which has not yet received regulatory approval for construction. Under the SPAs, the customers will purchase LNG from Sabine Pass Liquefaction for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

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

In addition, Cheniere Marketing, LLC ("Cheniere Marketing") has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

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

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel"). Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Trains 1 and 2)") and Train 3 and Train 4 (the "EPC Contract (Trains 3 and 4)") under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through March 31, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner's costs and contingencies.

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

Capital Resources

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Trains 1 through 4 will be financed through one or more of the following: borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 and to meet our currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow from the Liquefaction Project by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Senior Secured Notes

As of March 31, 2014, our subsidiaries had five series of senior secured notes outstanding (collectively, the "Senior Notes"):

•	$1.7 billion of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");

•	$0.4 billion of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes");

•	$1.0 billion of 6.250% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes"); and

•
$1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes") (collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes").

Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets. The Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass LNG may redeem all or part of its 2016 Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
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
Sabine Pass LNG may redeem all or part of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the "make-whole" price set forth in the common indenture governing the Sabine Pass Liquefaction Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the common indenture governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

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

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities with available commitments aggregating $4.9 billion ("2013 Liquefaction Credit Facilities"), which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

CTPL Credit Facility

CTPL has a $400.0 million term loan facility ("CTPL Credit Facility"), which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Sabine Pass Liquefaction LC Agreement

Sabine Pass Liquefaction entered into the Sabine Pass Liquefaction LC Agreement which it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Liquefaction Project.  Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2014	2013
Sources of cash and cash equivalents
Uses of restricted cash and cash equivalents	$775,335	$463,476
Operating cash flow	—	2,267
Proceeds from debt issuances and credit facilities	—	1,500,000
Proceeds from sale of partnership common and general partner units	—	372,449
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	7,936
Total sources of cash and cash equivalents	775,335	2,346,128

Uses of cash and cash equivalents
LNG terminal costs, net	(751,808)	(465,044)
Distributions to owners	(24,754)	(17,125)
Debt issuance and deferred financing costs	(13,957)	(34,986)
Other	(10,050)	(967)
Operating cash flow	(456)	—
Investment in restricted cash and cash equivalents for the acquisition of property, plant and equipment	—	(1,790,446)
Total uses of cash and cash equivalents	(801,025)	(2,308,568)

Net increase (decrease) in cash and cash equivalents	(25,690)	37,560
Cash and cash equivalents—beginning of period	351,032	419,292
Cash and cash equivalents—end of period	$325,342	$456,852

Uses of Restricted Cash and Cash Equivalents

In the three months ended March 31, 2014, we used $775.3 million of restricted cash and cash equivalents for investing and financing activities. This use of restricted cash and cash equivalents is primarily a result of the use of $761.4 million of restricted cash and cash equivalents primarily related to the construction of the first four Trains of the Liquefaction Project and the use of $14.0 million of restricted cash and cash equivalents primarily related to the payment of commitment fees for the 2013 Liquefaction Credit Facilities. In the three months ended March 31, 2013, we used $463.5 million in restricted cash and cash equivalents for investing activities. This use of restricted cash and cash equivalents was related to the construction of Trains 1 and 2 of the Liquefaction Project.

Operating Cash Flow

Cash flow used in operations was $0.5 million in the three months ended March 31, 2014, and cash flow from operations was $2.3 million in the three months ended March 31, 2013. Operating cash inflows related primarily to fixed monthly fees paid by our TUA customers. The decrease in cash flow from operations in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily resulted from the timing of payments due to third parties and affiliates.

Proceeds from Debt Issuances and Credit Facilities and Debt Issuance and Deferred Financing Costs

In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. Net proceeds from this offering are being used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. Debt issuance costs in the three months ended March 31, 2013 relate to up-front fees paid upon the closing of the Sabine Pass Liquefaction Senior Notes. Debt issuance costs in the three months ended March 31, 2014 primarily relate to the payment of commitment fees for the 2013 Liquefaction Credit Facilities.

Proceeds from the Sale of Partnership Common and General Partner Units

In February 2013, we entered into a purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. We used the proceeds from this offering to purchase the Creole Trail Pipeline.

Contributions to Creole Trail Pipeline Business from Cheniere, net

Contributions to Creole Trail Pipeline Business from Cheniere, net relate to equity contributions provided by Cheniere to the entities owning the Creole Trail Pipeline that we purchased in May 2013. The acquisition has been accounted for as a transfer of net assets between entities under common control. During the period from January 1, 2013 to the purchase date, Cheniere contributed $20.9 million to the Creole Trail Pipeline entities that we acquired. During the three months ended March 31, 2013, Cheniere contributed $7.9 million to the Creole Trail Pipeline entities that we acquired.

LNG Terminal Costs, net

LNG terminal costs, net primarily related to the construction of Trains 1 through 4 of the Liquefaction Project. In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project.

Investment in Restricted Cash and Cash Equivalents

In the three months ended March 31, 2013, we invested $1,790.4 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2021 Sabine Pass Liquefaction Senior Notes and from the sale of common units.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2014 and 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 14, 2014	October 1 - December 31, 2013	$0.425	$—	$24,259	$—	$—	$495
February 14, 2013	October 1 - December 31, 2012	$0.425	$—	$16,783	$—	$—	$342

The subordinated units will receive distributions only to the extent we have available cash above the minimum quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development or fees received by Cheniere Energy Investments, LLC ("Cheniere Investments") from Cheniere Marketing under the amended and restated variable capacity rights agreement. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development.

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

On April 21, 2014, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid to owners of record on May 1, 2014 for the period from January 1, 2014 to March 31, 2014.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Our consolidated net loss increased $18.0 million, from $51.7 million of net loss in the three months ended March 31, 2013, to $69.7 million of net loss in the three months ended March 31, 2014. The increase in net loss was primarily a result of increased derivative loss and increased general and administrative expense (including affiliate), which was partially offset by decreased operating and maintenance expense (including affiliate). Derivative loss increased $17.2 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Our general and administrative expense (including affiliate) increased $3.5 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of increased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement entered into by Sabine Pass Liquefaction, in which Sabine Pass Liquefaction is required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train.  Operating and maintenance expense (including affiliate) decreased $1.6 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of decreased costs to manage the operation of our LNG terminal under our long-term operation and maintenance agreement.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

There are currently no new accounting standards that have been issued that will have a significant impact on our financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of March 31, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
LNG Inventory Derivatives	Fixed price natural gas swaps	193,209	$4.371 - $4.538	May 2014	$35	$3
Fuel Derivatives	Fixed price natural gas swaps	93,000	4.171	May 2014	19	3

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of March 31, 2014:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$3.6 billion	1.99	May 2020	$51,626	$30,090

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2014 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control ("OFAC").

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.3
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 1, 2014