Form 10-Q
period 2014-09-30
Cheniere Energy Partners, L.P.
filed 2014-10-30
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 16, 2014, the issuer had 57,079,598 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$252,648	$351,032
Restricted cash and cash equivalents	393,276	227,652
Accounts receivable	19,669	40
Advances to affiliate	14,082	14,737
LNG inventory	13,239	10,430
Prepaid expenses and other	7,478	5,957
Other—affiliate	2,568	3,280
Total current assets	702,960	613,128
Non-current restricted cash and cash equivalents	1,132,759	1,025,056
Property, plant and equipment, net	8,463,022	6,383,939
Debt issuance costs, net	251,101	313,944
Non-current derivative assets	32,161	98,123
Other	91,139	82,593
Total assets	$10,673,142	$8,516,783

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$10,401	$10,146
Accrued liabilities	328,852	170,052
Due to affiliates	25,342	45,547
Deferred revenue	26,639	26,593
Other	17,103	13,549
Total current liabilities	408,337	265,887

Long-term debt, net	8,989,760	6,576,273
Deferred revenue	14,500	17,500
Other non-current liabilities	187	193
Other non-current liabilities—affiliate	34,047	17,186

Commitments and contingencies

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at September 30, 2014 and December 31, 2013)	540,436	711,771
Class B unitholders’ interest (145.3 million units issued and outstanding at September 30, 2014 and December 31, 2013)	(38,216)	(38,216)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at September 30, 2014 and December 31, 2013)	697,245	931,074
General partner’s interest (2% interest with 6.9 million units issued and outstanding at September 30, 2014 and December 31, 2013)	26,846	35,115
Total partners’ equity	1,226,311	1,639,744
Total liabilities and partners’ equity	$10,673,142	$8,516,783

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Revenues	$66,890	$66,646	$199,933	$199,052
Revenues—affiliate	700	800	2,206	2,140
Total revenues	67,590	67,446	202,139	201,192

Operating costs and expenses
Operating and maintenance expense	21,235	23,553	54,686	52,751
Operating and maintenance expense—affiliate	5,016	6,314	14,307	23,534
Depreciation expense	14,781	14,491	43,821	43,150
Development expense	1,383	1,355	8,671	8,157
Development expense—affiliate	329	133	723	1,195
General and administrative expense	2,448	2,718	10,048	8,521
General and administrative expense—affiliate	24,454	42,239	74,579	101,998
Total operating costs and expenses	69,646	90,803	206,835	239,306

Loss from operations	(2,056)	(23,357)	(4,696)	(38,114)

Other income (expense)
Interest expense, net	(46,884)	(52,528)	(130,943)	(134,806)
Loss on early extinguishment of debt	—	—	(114,335)	(80,510)
Derivative gain (loss), net	5,573	(22,335)	(89,286)	55,706
Other income	127	111	63	873
Total other expense	(41,184)	(74,752)	(334,501)	(158,737)

Net loss	$(43,240)	$(98,109)	$(339,197)	$(196,851)

Net income (loss) attributable to the Creole Trail Pipeline Business	—	244	—	(18,150)
Net loss attributable to partners	$(43,240)	$(98,353)	$(339,197)	$(178,701)

Basic and diluted net income (loss) per common unit	$0.08	$(0.20)	$(0.83)	$(0.01)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	57,079	57,079	57,079	53,277

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(43,240)	$(98,109)	$(339,197)	$(196,851)
Other comprehensive income (loss)
Loss on settlements of interest rate cash flow hedges retained in other comprehensive income	—	—	—	(30)
Change in fair value of interest rate cash flow hedges	—	—	—	21,297
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	—	—	5,973
Total other comprehensive income	—	—	—	27,240
Comprehensive loss	$(43,240)	$(98,109)	$(339,197)	$(169,611)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ AND
OWNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders' Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2013	57,078	$711,771	145,333	$(38,216)	135,384	$931,074	6,894	$35,115	$1,639,744
Net loss	—	(98,584)	—	—	—	(233,829)	—	(6,784)	(339,197)
Distributions	—	(72,776)	—	—	—	—	—	(1,485)	(74,261)
Issuance of common units as compensation to non-management directors	2	25	—	—	—	—	—	—	25
Balance at September 30, 2014	57,080	$540,436	145,333	$(38,216)	135,384	$697,245	6,894	$26,846	$1,226,311

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(339,197)	$(196,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	43,821	43,150
Use of restricted cash and cash equivalents for certain operating activities	59,942	78,972
Non-cash LNG inventory write-downs	23,505	27,851
Amortization of debt issuance costs and discount	10,971	8,591
Total (gains) losses on derivatives, net	89,286	(55,706)
Net cash from settlement of derivative instruments	(19,834)	657
Loss on early extinguishment of debt	114,335	80,510
Other	(6)	705
Changes in operating assets and liabilities:
Accounts and interest receivable	(19,653)	(21,171)
Accounts receivable—affiliate	810	(1,614)
Accounts payable and accrued liabilities	46,693	38,655
Due to affiliates	(813)	33,556
Deferred revenue	(2,955)	(2,955)
Advances to affiliate	656	(20,281)
LNG inventory	(26,315)	(33,248)
Other	(3,721)	(993)
Other—affiliate	(147)	4,081
Net cash used in operating activities	(22,622)	(16,091)

Cash flows from investing activities
Property, plant and equipment, net	(1,968,249)	(2,441,961)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,978,891	2,450,424
Purchase of Creole Trail Pipeline Business, net	—	(313,892)
Other	(12,188)	(17,648)
Net cash used in investing activities	(1,546)	(323,077)

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,584,500	3,504,478
Proceeds from sale of partnership common and general partner units	—	375,897
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	20,896
Investment in restricted cash and cash equivalents	(2,312,160)	(3,202,888)
Debt issuance and deferred financing costs	(94,270)	(271,980)
Repayments of long-term debt	(177,000)	(100,000)
Distributions to owners	(74,236)	(66,632)
Other	(1,050)	—
Net cash provided by (used in) financing activities	(74,216)	259,771

Net decrease in cash and cash equivalents	(98,384)	(79,397)
Cash and cash equivalents—beginning of period	351,032	419,292
Cash and cash equivalents—end of period	$252,648	$339,895

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy Partners, L.P. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows. As used in these Notes to Consolidated Financial Statements, the terms “Cheniere Energy Partners,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

Subsequent to the acquisition of Cheniere Energy, Inc.’s (“Cheniere’s”) ownership in Creole Trail Pipeline, L.P. (“CTPL”) and Cheniere Pipeline GP Interests, LLC (collectively, the “Creole Trail Pipeline Business”) in May 2013, we control CTPL’s operating and financial decisions and policies and have consolidated CTPL in our financial statements. Our consolidated financial statements and all other financial information included in this report have been presented to assume that our acquisition of the Creole Trail Pipeline Business from Cheniere had occurred at the date when the Creole Trail Pipeline Business met the accounting requirements for entities under common control (the date of our inception since both we and the Creole Trail Pipeline Business were formed by Cheniere). The results of the Creole Trail Pipeline Business prior to the May 2013 acquisition date are reported as net loss attributable to the Creole Trail Pipeline Business in our Consolidated Statements of Operations and are not allocated to the common units for purposes of calculating net income (loss) per common unit.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—UNITHOLDERS’ EQUITY

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

The common units have the right to receive initial quarterly distributions of $0.425 plus any arrearages thereon, before any distribution is made to the holders of the subordinated units. The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distribution requirement for our common unitholders and general partner and certain reserves.  Subordinated units will convert into common units on a one-for-one basis when we meet financial tests specified in the partnership agreement. Although common and subordinated unitholders are not obligated to fund losses of the partnership, their capital accounts, which would be considered in allocating the net assets of the partnership were it to be liquidated, continue to share in losses.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

During 2012, Blackstone CQP Holdco LP (“Blackstone”) and Cheniere completed their purchases of newly created Cheniere Partners Class B units (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two natural gas liquefaction trains (“Trains”) of the natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the “Liquefaction Project”). In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of the Creole Trail Pipeline Business described in Note 1—“Basis of Presentation.”  In 2013, Cheniere formed Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of our assets). On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone was 1.37 and 1.34, respectively, as of September 30, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents include the following:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. (“Sabine Pass LNG”), our wholly owned subsidiary, has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Sabine Pass LNG Senior Notes”) and $420.0 million of 6.50% Senior Secured Notes due 2020 (the “2020 Sabine Pass LNG Senior Notes”). See Note 7—“Long-Term Debt.” Collectively, the 2016 Sabine Pass LNG Senior Notes and the 2020 Sabine Pass LNG Senior Notes are referred to as the “Sabine Pass LNG Senior Notes.” Under the indentures governing the Sabine Pass LNG Senior Notes (the “Sabine Pass LNG Indentures”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of September 30, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of current interest due. As of both September 30, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”), our wholly owned subsidiary, entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”). Also during 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”), which amended and restated the 2012 Liquefaction Credit Facility. See Note 7—“Long-Term Debt.” Under the terms and conditions of the 2012 Liquefaction Credit Facility Sabine Pass Liquefaction was required, and under the 2013 Liquefaction Credit Facilities Sabine Pass Liquefaction is required, to deposit all cash received, regardless of the source, into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction’s cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

During 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Sabine Pass Liquefaction Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Sabine Pass Liquefaction Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Sabine Pass Liquefaction Senior Notes”). During 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Sabine Pass Liquefaction Senior Notes” and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes, the “Sabine Pass Liquefaction Senior Notes”), and additional 2023 Sabine Pass Liquefaction Senior Notes (the “Additional 2023 Sabine Pass Liquefaction Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium.

As of September 30, 2014 and December 31, 2013, we classified $312.4 million and $192.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the Liquefaction Project and $1,050.9 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Liquefaction Project construction costs.

CTPL Reserve

In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Credit Facility”). As of September 30, 2014 and December 31, 2013, we classified $27.9 million and $20.5 million, respectively, as current restricted cash and cash equivalents held by CTPL for the payment of current liabilities and $5.8 million and $81.4 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow, and for the payment of interest during construction of such modifications. The restricted cash reserved to pay interest during construction is controlled by a collateral agent, and can only be released by the collateral agent upon satisfaction of certain terms and conditions.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$2,239,653	$2,225,412
LNG terminal construction-in-process	6,554,112	4,448,541
LNG site and related costs, net	143	149
Accumulated depreciation	(334,447)	(291,265)
Total LNG terminal costs, net	8,459,461	6,382,837
Fixed assets
Computer and office equipment	1,078	612
Vehicles	1,507	907
Machinery and equipment	1,508	1,490
Furniture and fixtures	1,375	373
Other	1,646	590
Accumulated depreciation	(3,553)	(2,870)
Total fixed assets, net	3,561	1,102
Property, plant and equipment, net	$8,463,022	$6,383,939

NOTE 5—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feed stock for the Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).
The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, which are included in prepaid expenses and other current assets, non-current derivative assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives liability	$—	$(218)	$—	$(218)	$—	$(161)	$—	$(161)
Fuel Derivatives asset	—	—	—	—	—	27	—	27
Interest Rate Derivatives asset	—	15,059	—	15,059	—	84,639	—	84,639

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of our Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. Internal fair value models for our index-priced Term Gas Supply Derivatives that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models for our index-priced Term Gas Supply Derivatives also include conditions precedent to the respective long-term natural gas purchase agreements. As of September 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. As a result, we estimated the fair value of our Term Gas Supply Derivatives to be zero as of September 30, 2014.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments that qualify for derivative accounting treatment, including our LNG Inventory Derivatives and Fuel Derivatives, as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exception.  For transactions in which we have elected the normal purchase normal sale exception, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery. For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $0.3 million and $0.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, Sabine Pass LNG began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Sabine Pass LNG elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. Sabine Pass LNG had not posted collateral with Cheniere Marketing for such forward contracts as of September 30, 2014 and December 31, 2013.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
LNG Inventory Derivatives liability	Prepaid expenses and other	$(218)	$(161)
Fuel Derivatives asset	Prepaid expenses and other	—	27

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in revenues on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives loss	$—	$—	$(31)	$(442)

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives and LNG Inventory Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain (loss)	$194	$201	$(345)	$976
Fuel Derivatives gain (loss) (1)	—	(55)	281	(3)

(1)Excludes settlements of hedges of the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal for which Sabine Pass LNG has elected the normal purchase normal sale exception from derivative accounting and has recorded as operating and maintenance expense.

Natural Gas Purchase Agreements

We have entered into index-based physical natural gas supply contracts to secure natural gas feed stock for the Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our natural gas purchase agreements as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Term Gas Supply Derivatives are reported in earnings.

As of September 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. As a result, we estimated the fair value of our Term Gas Supply Derivatives to be zero as of September 30, 2014. During the three and nine months ended September 30, 2014, there were no settlements or changes in the fair value of our Term Gas Supply Derivatives recorded in operating and maintenance expense on our Consolidated Statements of Operations. As of September 30, 2014, the forward notional natural gas buy position of our Term Gas Supply Derivatives was approximately 2,161,000,000 MMBtu.

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

During the first quarter of 2013, Sabine Pass Liquefaction determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and in particular, the Sabine Pass Liquefaction Senior Notes described in Note 7—“Long-Term Debt.” As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within our Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within our Consolidated Statements of Operations.

In June 2013, Sabine Pass Liquefaction concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and Sabine Pass Liquefaction’s intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income (“AOCI”) pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

In May 2014, Sabine Pass Liquefaction settled a portion of its Interest Rate Derivatives and we recognized a derivative loss of $9.3 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities as discussed in Note 7—“Long-Term Debt.”

At September 30, 2014, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.5 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$32,161	$98,123
Interest Rate Derivatives - Not Designated	Other current liabilities	(17,102)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income (“OCI”) and AOCI during the nine months ended September 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	(167)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives—Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Rate Derivatives - Not Designated	$5,379	$(22,481)	$(89,222)	$60,707

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2014:
LNG Inventory Derivatives	$(218)	$(218)	$—	$—	$—	$—
Interest Rate Derivatives - Not Designated	15,059	—	15,059	—	—	15,059
As of December 31, 2013:
LNG Inventory Derivatives	(161)	(161)	—	—	—	—
Fuel Derivatives	27	—	27	—	—	27
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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

The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Sabine Pass LNG Senior Notes, net of discount (1)	$1,655,328	$1,750,510	$1,651,807	$1,868,607
2020 Sabine Pass LNG Senior Notes (1)	420,000	432,600	420,000	432,600
2021 Sabine Pass Liquefaction Senior Notes, net of premium (1)	2,010,530	2,045,714	2,011,562	1,961,273
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	1,042,500	1,000,000	982,500
2023 Sabine Pass Liquefaction Senior Notes, net of premium (1)	1,507,257	1,507,257	1,000,000	935,000
2024 Sabine Pass Liquefaction Senior Notes (1)	2,000,000	2,010,000	—	—
2013 Liquefaction Credit Facilities (2)	—	—	100,000	100,000
CTPL Credit Facility, net of discount (3)	396,645	400,000	392,904	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2014 and December 31, 2013, as applicable.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
The Level 3 estimated fair value approximated the carrying amount because the interest rates were variable and reflective of market rates and Sabine Pass Liquefaction had the ability to call this debt at any time without penalty.

(3)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at any time without penalty.

NOTE 6—ACCRUED LIABILITIES

As of September 30, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Interest expense and related debt fees	$155,332	$80,151
Liquefaction Project costs	164,751	83,127
LNG terminal costs	1,448	1,612
Other	7,321	5,162
Total accrued liabilities	328,852	170,052

Accrued liabilities—affiliate	24,286	44,384
Total accrued liabilities (including affiliate)	$353,138	$214,436

NOTE 7—LONG-TERM DEBT

As of September 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Long-term debt
2016 Sabine Pass LNG Senior Notes	$1,665,500	$1,665,500
2020 Sabine Pass LNG Senior Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,500,000	1,000,000
2024 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2013 Liquefaction Credit Facilities	—	100,000
CTPL Credit Facility	400,000	400,000
Total long-term debt	8,985,500	6,585,500
Long-term debt premium (discount)
2016 Sabine Pass LNG Senior Notes	(10,172)	(13,693)
2021 Sabine Pass Liquefaction Senior Notes	10,530	11,562
2023 Sabine Pass Liquefaction Senior Notes	7,257	—
CTPL Credit Facility	(3,355)	(7,096)
Total long-term debt, net	$8,989,760	$6,576,273

For the three months ended September 30, 2014 and 2013, we incurred $154.8 million and $116.1 million of total interest cost, respectively, of which we capitalized and deferred $107.9 million and $63.6 million, respectively, of interest primarily related to the construction of the first four Trains of the Liquefaction Project. For the nine months ended September 30, 2014 and 2013, we incurred $423.8 million and $293.2 million of total interest cost, respectively, of which we capitalized and deferred $292.8 million and $158.3 million, respectively, of interest primarily related to this construction.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass LNG Senior Notes

As of both September 30, 2014 and December 31, 2013, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Sabine Pass LNG Senior Notes and $420.0 million of the 2020 Sabine Pass LNG Senior Notes outstanding. Borrowings under the 2016 Sabine Pass LNG Senior Notes and 2020 Sabine Pass LNG Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the Sabine Pass LNG Senior Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem all or part of the 2016 Sabine Pass LNG Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

Sabine Pass LNG may redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time prior to November 1, 2016, at a “make-whole” price set forth in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Sabine Pass LNG Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Sabine Pass LNG Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied as described in Note 3—“Restricted Cash and Cash Equivalents.” During the nine months ended September 30, 2014 and 2013, Sabine Pass LNG made distributions of $237.7 million and $242.1 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

Sabine Pass Liquefaction Senior Notes

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013 and May 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion, before premium, of the 2023 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.625%. In November 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.0 billion of the 2022 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2022 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 6.25%. In May 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of the 2024 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2024 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.75%. Interest on the Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears.

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes, the 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the “Sabine Pass Liquefaction Indenture”). The Sabine Pass Liquefaction Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction’s ability and the ability of Sabine Pass Liquefaction’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

assets, including capital stock of Sabine Pass Liquefaction’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction’s assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the “make-whole” price set forth in the Sabine Pass Liquefaction Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction entered into registration rights agreements (the “Liquefaction Registration Rights Agreements”). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective registration statements relating to offers to exchange the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for like aggregate principal amounts of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate), respectively, within 360 days after November 25, 2013 and May 20, 2014, as applicable. Under specified circumstances, Sabine Pass Liquefaction may be required to file shelf registration statements to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes under certain circumstances. On August 26, 2014, Sabine Pass Liquefaction filed a registration statement with the SEC related to the exchange offers with respect to the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, which became effective on October 22, 2014.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent, and in May 2014, Sabine Pass Liquefaction repaid its borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. As of September 30, 2014 and December 31, 2013, Sabine Pass Liquefaction had $2.7 billion and $4.9 billion, respectively, of available commitments under the 2013 Liquefaction Credit Facilities.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction’s election, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25%, after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by Sabine Pass Liquefaction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Consolidated Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2013 Liquefaction Credit Facilities are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— “Financial Instruments.”

In November 2013, Sabine Pass Liquefaction issued the 2022 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Sabine Pass Liquefaction Senior Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. In conjunction with Sabine Pass Liquefaction’s issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013, Sabine Pass Liquefaction has terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $2.5 billion were used to repay its outstanding indebtedness under the 2013 Liquefaction Credit Facilities, and the remaining proceeds are being used to pay a portion of the capital costs in

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. In conjunction with Sabine Pass Liquefaction’s issuance of the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes in May 2014, Sabine Pass Liquefaction has terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $114.3 million in May 2014.

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

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 5— “Financial Instruments.”

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments under the 2012 Liquefaction Credit Facility were suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes. In conjunction with these issuances, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of $80.5 million in the three and nine months ended September 30, 2013.

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loans may be repaid, in whole or in part, at any time without premium or penalty. As of September 30, 2014, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

Borrowings under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Partners has guaranteed (i) the obligations of CTPL under the CTPL Credit Facility if the maturity of the CTPL loans is accelerated following the termination by Sabine Pass Liquefaction of a transportation precedent agreement in limited circumstances and (ii) the obligations of Cheniere Energy Investments, LLC (“Cheniere Investments”), Cheniere Partners’ wholly owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with Sabine Pass Liquefaction and (b) to fund interest payments on the CTPL loans after the funds in an interest reserve account have been exhausted.

Sabine Pass Liquefaction LC Agreement

In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Sabine Pass Liquefaction LC Agreement”) that it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Liquefaction Project. Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of September 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

NOTE 8—RELATED PARTY TRANSACTIONS

LNG Terminal Capacity Agreements

Terminal Use Agreement (“TUA”)

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

In connection with Sabine Pass Liquefaction’s TUA, Sabine Pass Liquefaction is required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. During the three months ended September 30, 2014 and 2013, we recorded $10.2 million and $14.6 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recorded $25.0 million and $27.5 million, respectively, as operating and maintenance expense related to this obligation.

Cheniere Investments, Sabine Pass Liquefaction and Sabine Pass LNG entered into the terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. However, the revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. We have guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “amended and restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Marketing LNG Sale and Purchase Agreement (“SPA”)

Cheniere Marketing has entered into an amended and restated SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Services Agreements
As of September 30, 2014 and December 31, 2013, we had $14.1 million and $14.7 million of advances to affiliates, respectively, under the services agreements described below. During the three months ended September 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $24.5 million and $42.2 million, respectively, and operating and maintenance expense—affiliate of $5.0 million and $6.3 million, respectively, under the services agreements described below. During the nine months ended September 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $74.6 million and $102.0 million, respectively, and operating and maintenance expense—affiliate of $14.3 million and $23.5 million, respectively, under the services agreements described below.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.

Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the Sabine Pass LNG and Sabine Pass Liquefaction operation and maintenance agreements discussed below. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

Cheniere Partners Services Agreement

We have entered into a services agreement with Cheniere LNG Terminals, LLC (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere, pursuant to which we pay Cheniere Terminals a quarterly non-accountable overhead reimbursement charge of $2.8 million (adjusted for inflation) for the provision of various general and administrative services for our benefit. In addition, we reimburse Cheniere Terminals for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.

Sabine Pass LNG O&M Agreement

Sabine Pass LNG has entered into a long-term operation and maintenance agreement (the “Sabine Pass LNG O&M Agreement”) with Cheniere Investments pursuant to which Sabine Pass LNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. Sabine Pass LNG is required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the Sabine Pass LNG O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between Sabine Pass LNG and the counterparty at the beginning of each operating year. In addition, Sabine Pass LNG is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the Sabine Pass LNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

Sabine Pass LNG MSA

Sabine Pass LNG has entered into a long-term management services agreement with Cheniere Terminals, pursuant to which Cheniere Terminals manages the operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the Sabine Pass LNG O&M Agreement. Sabine Pass LNG is required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Sabine Pass Liquefaction O&M Agreement

Sabine Pass Liquefaction has entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments pursuant to which Sabine Pass Liquefaction receives all of the necessary services required to construct, operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of Sabine Pass Liquefaction, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, Sabine Pass Liquefaction is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the liquefaction facilities are operational, Sabine Pass Liquefaction will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.
Sabine Pass Liquefaction MSA

Sabine Pass Liquefaction has entered into a management services agreement with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the liquefaction facilities, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of Sabine Pass Liquefaction’s affairs and business, managing Sabine Pass Liquefaction’s regulatory matters, managing bank and brokerage accounts and financial books and records of Sabine Pass Liquefaction’s business and operations, entering into financial derivatives on our behalf, and providing contract administration services for all contracts associated with the liquefaction facilities. Sabine Pass Liquefaction pays a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, Sabine Pass Liquefaction will pay a fixed monthly fee of $541,667 for services with respect to such Train.

CTPL O&M Agreement

CTPL has entered into an amended long-term operation and maintenance agreement (the “CTPL O&M Agreement”) with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. In November 2013, the CTPL O&M Agreement was assigned by Cheniere Energy Partners GP, LLC to Cheniere Investments. Cheniere Investments provides the services required under the CTPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

CTPL MSA

CTPL has entered into a management services agreement with Cheniere Terminals pursuant to which Cheniere Terminals manages the modification and operation of the Creole Trail Pipeline, excluding those matters provided for under the CTPL O&M Agreement. The services include, among other services, exercising the day-to-day management of CTPL’s affairs and business, managing CTPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of CTPL’s business and operations, and providing contract administration services for all contracts associated with the liquefaction facilities. CTPL pays a monthly fee equal to 3.0% of the capital expenditures to enable bi-directional natural gas flow on the Creole Trail Pipeline incurred in the previous month.

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the “LNG Lease Agreement”) with Cheniere Marketing that enables Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of the LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities.

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate, which is included in other—affiliate on our Consolidated Balance Sheets. This amount is recorded at cost and subject to lower of cost or market (“LCM”) adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of September 30, 2014, we had no LNG inventory—affiliate recorded on our Consolidated Balance Sheets under the LNG Lease Agreement, and as of December 31, 2013, we had 41 thousand MMBtu of LNG inventory—affiliate recorded at $130 thousand in other—affiliate on our Consolidated Balance Sheets under the LNG Lease Agreement.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Marketing has entered into financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory under the LNG Lease Agreement. The fair value of these derivative instruments at September 30, 2014 and December 31, 2013 was zero and $0.2 million, respectively, and was classified as other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Changes in the fair value of these derivative instruments are classified as revenues on our Consolidated Statements of Operations. We recorded revenues of zero related to LNG inventory—affiliate derivatives in both the three months ended September 30, 2014 and 2013, and losses of $31 thousand and $0.4 million related to LNG inventory—affiliate derivatives in the nine months ended September 30, 2014 and 2013, respectively.

Agreement to Fund Sabine Pass LNG’s Cooperative Endeavor Agreements (“CEAs”)

In July 2007, Sabine Pass LNG executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from Sabine Pass LNG in 2007 through 2016. This ten-year initiative represents an aggregate commitment of up to $25.0 million and Sabine Pass LNG will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for Sabine Pass LNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant Sabine Pass LNG a dollar for dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. In September 2007, Sabine Pass LNG entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay Sabine Pass LNG additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe Sabine Pass LNG under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a variable capacity rights agreement, allowing Cheniere Marketing to utilize Cheniere Investments’ capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into the amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of the Liquefaction Project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that Sabine Pass LNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of September 30, 2014 and December 31, 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from Sabine Pass LNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Sabine Pass LNG recorded operating and maintenance expense of $0.9 million and $5.7 million for natural gas purchased from Cheniere Marketing under these agreements in the three months ended September 30, 2014 and 2013, respectively, and $2.1 million and $8.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Sabine Pass LNG recorded revenues—affiliate of $0.3 million and $5.7 million for natural gas sold to Cheniere Marketing under these agreements in the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC, a wholly owned subsidiary of Sabine Pass LNG (“Tug Services”), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2014 and 2013, and $2.1 million in each of the nine months ended September 30, 2014 and 2013.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid during the year for interest, net of amounts capitalized	$47,152	$56,428
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliate)	280,290	88,420
Class B units issued in connection with Creole Trail Pipeline Business acquisition	—	180,000

NOTE 10—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ and Owners’ Equity. On October 24, 2014, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on November 14, 2014 to owners of record as of November 3, 2014 for the period from July 1, 2014 to September 30, 2014.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statements of Partners’ and Owners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of June 2017 and August 2017 for Cheniere Holdings’ and Blackstone’s Class B units, respectively, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and nine months ended September 30, 2014 and 2013.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following is a schedule by years, based on the capital structure as of September 30, 2014, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2014	(2)	6	(4)
2015	(232)	781	(549)
2016	(29,564)	99,685	(70,121)
2017	(594,390)	2,004,209	(1,409,819)

Under our partnership agreement, the incentive distribution rights (“IDRs”) participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two class method earnings per unit calculation for any of the periods presented. The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the subordinated units, the general partner and Creole Trail Pipeline Business for purposes of computing net income (loss) per unit (in thousands, except per unit data). The following table also provides net income (loss) per unit, as adjusted, assuming the common units, subordinated units and the general partner had participated in the pre-acquisition date net losses of the Creole Trail Pipeline Business.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the subordinated units for purposes of computing net income (loss) per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner	Creole Trail Pipeline Business
Three Months Ended September 30, 2014
Net loss	$(43,240)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(67,994)	(19,762)	—	(46,872)	(1,360)	—
Assumed allocation of net income (loss)		$4,497	$—	$(46,872)	$(865)	$—

Weighted average units outstanding		57,079	145,333	135,384
Net income (loss) per unit		$0.08	$—	$(0.35)

Three Months Ended September 30, 2013
Net loss	$(98,109)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net income (loss)	$(122,863)	(35,780)	—	(84,865)	(2,462)	244
Assumed allocation of net income (loss)		$(11,521)	$—	$(84,865)	$(1,967)	$244
Assumed allocation of net loss adjusted for the Creole Trail Pipeline Business		$(6,020)	$—	$(186,894)	$(3,937)

Weighted average units outstanding		57,079	—	135,384
Net loss per unit		$(0.20)	$—	$(0.63)
Net loss per unit, adjusted to include pre-acquisition date net losses of the Creole Trail Pipeline Business		$(0.11)	$—	$(1.38)

Nine Months Ended September 30, 2014
Net loss	$(339,197)
Declared distributions	74,261	72,776	—	—	1,485
Assumed allocation of undistributed net loss	$(413,458)	(120,168)	—	(285,021)	(8,269)	—
Assumed allocation of net loss		$(47,392)	$—	$(285,021)	$(6,784)	$—

Weighted average units outstanding		57,079	145,333	135,384
Net loss per unit		$(0.83)	$—	$(2.11)

Nine Months Ended September 30, 2013
Net loss	$(196,851)
Declared distributions	74,261	72,776	—	—	1,485
Assumed allocation of undistributed net loss	$(271,112)	(73,521)	—	(174,382)	(5,059)	(18,150)
Assumed allocation of net loss		$(745)	$—	$(174,382)	$(3,574)	$(18,150)
Assumed allocation of net loss adjusted for the Creole Trail Pipeline Business		$(6,020)	$—	$(186,894)	$(3,937)

Weighted average units outstanding		53,277	—	135,384
Net loss per unit		$(0.01)	$—	$(1.29)
Net loss per unit, adjusted to include pre-acquisition date net losses of the Creole Trail Pipeline Business		$(0.11)	$—	$(1.38)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay distributions to our unitholders;

•	statements regarding our expected receipt of cash distributions from Sabine Pass LNG, L.P. (“Sabine Pass LNG”) or Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”);

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas (“LNG”) imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of our proposed liquefaction facilities and natural gas liquefaction trains (“Trains”), including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding our anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
As used herein, references to “Cheniere Partners,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its subsidiaries, including Sabine Pass LNG, Sabine Pass Liquefaction and Cheniere Creole Trail Pipeline, L.P. (“CTPL”).

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We are a publicly traded Delaware limited partnership (NYSE MKT: CQP) formed by Cheniere Energy, Inc. (“Cheniere”) (NYSE MKT: LNG). Through our wholly owned subsidiary, Sabine Pass LNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, Sabine Pass Liquefaction. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 million tonnes per annum (“mtpa”) of LNG. We also own the 94-mile Creole Trail Pipeline through our wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Overview of Significant Events

Our significant accomplishments since January 1, 2014 and through the filing date of this Form 10-Q include the following:

•
In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Sabine Pass Liquefaction LC Agreement”) that it is using for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Liquefaction Project;

•
In May 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Sabine Pass Liquefaction Senior Notes”) and $0.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Sabine Pass Liquefaction Senior Notes”). Net proceeds from the offering of approximately $2.5 billion were used to repay its outstanding indebtedness under the 2013 Liquefaction Credit Facilities described below, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities; and

•
In August 2014, Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, entered into an amended and restated Sale and Purchase Agreement (“SPA”) with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2014, we had $252.6 million of cash and cash equivalents and $1,526.0 million of current and non-current restricted cash and cash equivalents (which included current and non-current restricted cash and cash equivalents available to us, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $1,363.4 million for the Liquefaction Project; $33.5 million for CTPL; and $129.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below.

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements (“TUAs”), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

We have received authorization from the Federal Energy Regulatory Commission (the “FERC”) to site, construct and operate Trains 1 through 4. We have also filed an application with the FERC for the approval to site, construct and operate Trains 5 and 6. The U.S. Department of Energy (the “DOE”) has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement (“FTA”) countries providing for national treatment for trade in natural gas for a 20-year term.

As of September 30, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 76% and 43%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing has entered into an amended and restated SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Natural Gas Transportation and Supply

For Sabine Pass Liquefaction’s natural gas feed stock transportation requirements, Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies. Sabine Pass Liquefaction has also entered into enabling agreements and long-term natural gas purchase agreements with third parties, and will continue to enter into such agreements in order to secure natural gas feed stock for the Liquefaction Project.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”). Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the “EPC Contract (Trains 1 and 2)”) and Train 3 and Train 4 (the “EPC Contract (Trains 3 and 4)”) under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through September 30, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We currently expect that Sabine Pass Liquefaction’s capital resources requirements with respect to Trains 1 through 4 will be financed through one or more of the following: borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow from the Liquefaction Project by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Senior Secured Notes

As of September 30, 2014, our subsidiaries had six series of senior secured notes outstanding (collectively, the “Senior Notes”):

•	$1.7 billion of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the “2016 Sabine Pass LNG Senior Notes”);

•
$0.4 billion of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the “2020 Sabine Pass LNG Senior Notes” and collectively with the 2016 Sabine Pass LNG Senior Notes, the “Sabine Pass LNG Senior Notes”);

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 issued by Sabine Pass Liquefaction (the “2021 Sabine Pass Liquefaction Senior Notes”);

•
$1.0 billion of 6.25% Senior Secured Notes due 2022 issued by Sabine Pass Liquefaction (the “2022 Sabine Pass Liquefaction Senior Notes” and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes, the “Sabine Pass Liquefaction Senior Notes”);

•	$1.5 billion of 2023 Sabine Pass Liquefaction Senior Notes; and

•	$2.0 billion of 2024 Sabine Pass Liquefaction Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of Sabine Pass LNG’s operating assets. The Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction’s assets.

Sabine Pass LNG may redeem all or part of its 2016 Sabine Pass LNG Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

Sabine Pass LNG may redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time prior to November 1, 2016 at a “make-whole” price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Sabine Pass LNG Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Sabine Pass LNG Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes originally issued remains outstanding after the redemption.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the Sabine Pass Liquefaction Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the common indenture governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the nine months ended September 30, 2014 and 2013, Sabine Pass LNG made distributions of $237.7 million and $242.1 million, respectively, after satisfying all the applicable conditions in the indentures governing the Sabine Pass LNG Senior Notes.

The Sabine Pass Liquefaction Senior Notes are governed by a common indenture with restrictive covenants. Sabine Pass Liquefaction may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of Sabine Pass Liquefaction, including the Sabine Pass Liquefaction Senior Notes, the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction LC Agreement described below.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). In conjunction with Sabine Pass Liquefaction’s issuance of the 2024 Sabine Pass Liquefaction Senior Notes and the additional issuance of the 2023 Sabine Pass Liquefaction Senior Notes (the “Additional 2023 Sabine Pass Liquefaction Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium, in May 2014, Sabine Pass Liquefaction has terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. As a result, Sabine Pass Liquefaction has available commitments aggregating $2.7 billion under the 2013 Liquefaction Credit Facilities, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction’s election, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”), which was available to Sabine Pass Liquefaction in four tranches solely to fund the Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of Cheniere Partners’ total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

CTPL Credit Facility

CTPL has a $400.0 million term loan facility (“CTPL Credit Facility”), which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Sabine Pass Liquefaction LC Agreement

Sabine Pass Liquefaction entered into the Sabine Pass Liquefaction LC Agreement which it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Liquefaction Project.  Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of September 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2014	2013
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,584,500	$3,504,478
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,978,891	2,450,424
Proceeds from sale of partnership common and general partner units	—	375,897
Contributions to Creole Trail Pipeline Business from Cheniere, net	—	20,896
Total sources of cash and cash equivalents	4,563,391	6,351,695

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(2,312,160)	(3,202,888)
Property, plant and equipment, net	(1,968,249)	(2,441,961)
Debt issuance and deferred financing costs	(94,270)	(271,980)
Repayments of long-term debt	(177,000)	(100,000)
Purchase of Creole Trail Pipeline Business, net	—	(313,892)
Distributions to owners	(74,236)	(66,632)
Operating cash flow	(22,622)	(16,091)
Other	(13,238)	(17,648)
Total uses of cash and cash equivalents	(4,661,775)	(6,431,092)

Net decrease in cash and cash equivalents	(98,384)	(79,397)
Cash and cash equivalents—beginning of period	351,032	419,292
Cash and cash equivalents—end of period	$252,648	$339,895

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayment of Long-Term Debt

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for total net proceeds of approximately $2.5 billion. Debt issuance costs in the nine months ended September 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings were used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. In June 2013, Sabine Pass Liquefaction borrowed $100.0 million under the 2013 Liquefaction Credit Facilities. Debt issuance costs in the nine months ended September 30, 2013 primarily relate to up-front fees paid upon the closing of the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013.

During the nine months ended September 30, 2014, Sabine Pass Liquefaction repaid its $177.0 million of borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. During the nine months ended September 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Uses of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the nine months ended September 30, 2014 and 2013, we used $1,978.9 million and $2,450.4 million, respectively, of restricted cash and cash equivalents for investing activities to fund $1,968.2 million and $2,442.0 million, respectively, of construction costs for Trains 1 through 4 of the Liquefaction Project.  Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Liquefaction Project have been recorded as construction-in-process since those dates.

Proceeds from the Sale of Partnership Common and General Partner Units

In the nine months ended September 30, 2013, we received $375.9 million in proceeds from the sale of Cheniere Partners common and general partner units primarily related to the sale of 17.6 million common units to institutional investors in February 2013. We used the proceeds from this offering to purchase the Creole Trail Pipeline.

Contributions to Creole Trail Pipeline Business from Cheniere, net

Contributions to Creole Trail Pipeline Business from Cheniere, net relate to equity contributions provided by Cheniere to the entities owning the Creole Trail Pipeline that we purchased in May 2013. The acquisition has been accounted for as a transfer of net assets between entities under common control. During the nine months ended September 30, 2013, Cheniere contributed $20.9 million to the Creole Trail Pipeline entities that we acquired.

Investment in Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2014, we invested $2,312.2 million in restricted cash and cash equivalents primarily related to the net proceeds from the 2024 Sabine Pass Liquefaction Senior Notes and Additional 2023 Sabine Pass Liquefaction Senior Notes issued in May 2014. In the nine months ended September 30, 2013, we invested $3,202.9 million in restricted cash and cash equivalents primarily related to the net proceeds from the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013 and from the sale of common units by Cheniere Partners as described above.

Purchase of the Creole Trail Pipeline Business, net

In May 2013, we completed the acquisition of Cheniere’s ownership in CTPL and Cheniere Pipeline GP Interests, LLC (collectively, the “Creole Trail Pipeline Business”) for $480.0 million and reimbursed Cheniere $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business acquisition closing, we issued 12.0 million Class B units to Cheniere for aggregate consideration of $180.0 million pursuant to a unit purchase agreement with Cheniere Class B Units Holdings, LLC, a wholly owned subsidiary of Cheniere.  As a result of the two transactions, we paid Cheniere net cash of $313.9 million.

Distributions to Owners

During the nine months ended September 30, 2014 and 2013, we distributed $74.2 million and $66.6 million, respectively, to our common unitholders and general partner. The increased amount of distributions during the nine months ended September 30, 2014 and 2013 is attributable to additional issued and outstanding common and general partner units as a result of our sale of additional common and general partner units as described above.

Operating Cash Flow

Cash used in operations was $22.6 million and $16.1 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in operating cash outflows primarily related to additional cash paid for LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and the timing of receivables due from third parties.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2014 and 2013:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
August 14, 2014	April 1 - June 30, 2014	$0.425	$—	$24,259	$—	$—	$495
May 15, 2014	January 1 - March 31, 2014	0.425	—	24,259	—	—	495
February 14, 2014	October 1 - December 31, 2013	0.425	—	24,259	—	—	495
August 15, 2013	April 1 - June 30, 2013	0.425	—	24,259	—	—	495
May 15, 2013	January 1 - March 31, 2013	0.425	—	24,259	—	—	495
February 14, 2013	October 1 - December 31, 2012	0.425	—	16,783	—	—	342

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development or fees received by Cheniere Energy Investments, LLC from Cheniere Marketing under the amended and restated variable capacity rights agreement. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development.

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

On October 24, 2014, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on November 14, 2014 to owners of record as of November 3, 2014 for the period from July 1, 2014 to September 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Our consolidated net loss decreased $54.9 million, from $98.1 million of net loss in the three months ended September 30, 2013, to $43.2 million of net loss in the three months ended September 30, 2014. The decrease in net loss was primarily a result of increased derivative gain, net, and decreased general and administrative expense—affiliate. Derivative gain, net increased $27.9 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of an increase in long-term LIBOR during the three months ended September 30, 2014, as compared to a decrease in long-term LIBOR during the three months ended September 30, 2013. General and administrative expense—affiliate decreased $17.8 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of decreased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train.

There was no significant change to interest expense, net in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first four Trains of the Liquefaction Project. For the three months ended September 30, 2014 and 2013, we incurred $154.8 million and $116.1 million of total interest cost, respectively, of which we capitalized and deferred $107.9 million and $63.6 million, respectively.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Our consolidated net loss increased $142.3 million, from $196.9 million of net loss in the nine months ended September 30, 2013, to $339.2 million of net loss in the nine months ended September 30, 2014. The increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, which was partially offset by decreased general and administrative expense—affiliate. Derivative loss, net increased $145.0 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of a decrease in long-term LIBOR during the nine months ended September 30, 2014, as compared to an increase in long-term LIBOR during the nine months ended September 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. General and administrative expense—affiliate decreased $27.4 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of decreased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train.

There was no significant change to interest expense, net in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first four Trains of the Liquefaction Project. For the nine months ended September 30, 2014 and 2013, we incurred $423.8 million and $293.2 million of total interest cost, respectively, of which we capitalized and deferred $292.8 million and $158.3 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our LNG Inventory Derivatives was $62 thousand as of September 30, 2014.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $18.4 million as of September 30, 2014.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cheniere is subject to litigation which may impact the amount of operating expenses that Cheniere charged to us under certain agreements, and as a result, may impact our financial statements.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The settlement is contingent on, among other things, the completion of confirmatory discovery, agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement and approval of all aspects of the settlement. The MOU requires submission of a stipulation to the Court within 60 days of execution of the MOU. The parties are presently engaged in the confirmatory discovery process.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the operation and maintenance agreements discussed in Note 8—“Related Party Transactions” to our unaudited historical financial statements included elsewhere in this Quarterly Report on Form 10-Q. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

As the litigation progresses, additional information could become known and we may be required to recognize additional operating costs and expenses, and that amount could be material to our consolidated financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information and have a negative effect on the price of our common units.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC. (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Incorporated by reference to Exhibit 10.23 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Incorporated by reference to Exhibit 10.28 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

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

CHENIERE ENERGY PARTNERS, L.P.
	By:	Cheniere Energy Partners GP, LLC,
its general partner

Date: October 30, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: October 30, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)