Form 10-Q/A
period 2014-09-30
Cheniere Energy Partners, L.P.
filed 2014-11-10
CIK 1383650

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed with the Securities and Exchange Commission on October 30, 2014 (the "Original Filing") is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of our outstanding equity interests and has three representatives on the Board of Directors of our general partner. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of us, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.
Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended September 30, 2014 were reported by Travelport’s  parent company, Travelport Worldwide Limited, to be approximately $171,000 and $124,000, respectively. Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
	By:	Cheniere Energy Partners GP, LLC,
its general partner

Date: November 10, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: November 10, 2014	By:	/s/ Leonard Travis
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

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1ƒ	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2ƒ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSƒ	XBRL Instance Document

101.SCHƒ	XBRL Taxonomy Extension Schema Document

101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document

101.LABƒ	XBRL Taxonomy Extension Labels Linkbase Document

101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ƒ	Filed with Original Filing.

3