Form 10-Q/A
period 2015-03-31
Cheniere Energy Partners, L.P.
filed 2015-05-11
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Cheniere Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	001-33366	20-5913059
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas		77002
(Address of principal executive offices)		(Zip Code)
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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the Securities and Exchange Commission on April 30, 2015 (the “Original Filing”) is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during the quarter ended March 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
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
Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2015 were reported by Travelport’s parent company, Travelport Worldwide Limited, to be approximately $157,000 and $109,000, respectively. Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	May 11, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 11, 2015	By:	/s/ Leonard Travis
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

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1ƒƒ	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ƒƒ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INSƒ	XBRL Instance Document
101.SCHƒ	XBRL Taxonomy Extension Schema Document
101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document
101.LABƒ	XBRL Taxonomy Extension Labels Linkbase Document
101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ƒ	Filed with Original Filing

ƒƒ	Furnished with Original Filing

3