Form 10-Q
period 2015-09-30
Cheniere Energy Partners, L.P.
filed 2015-10-30
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of October 20, 2015, the issuer had 57,101,348 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

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

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2015, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. (NYSE MKT: CQP) and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$170,433	$248,830
Restricted cash	391,495	195,702
Accounts and interest receivable	95	333
Accounts receivable—affiliate	2,566	3,651
Advances to affiliate	54,995	27,323
LNG inventory	7,145	4,293
Other current assets	16,055	6,388
Total current assets	642,784	486,520

Non-current restricted cash	76,107	544,465
Property, plant and equipment, net	11,299,725	8,978,356
Debt issuance costs, net	307,099	241,909
Non-current derivative assets	30,657	11,744
Other non-current assets	190,960	124,521
Total assets	$12,547,332	$10,387,515

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$7,096	$8,598
Accrued liabilities	352,457	136,578
Due to affiliates	32,851	18,952
Deferred revenue	26,653	26,655
Deferred revenue—affiliate	708	708
Derivative liabilities	7,388	23,247
Other current liabilities	267	18
Total current liabilities	427,420	214,756

Long-term debt, net	11,244,002	8,991,333
Non-current deferred revenue	10,500	13,500
Non-current derivative liabilities	8,832	267
Other non-current liabilities	1,177	2,185
Other non-current liabilities—affiliate	61,691	34,745

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at September 30, 2015 and December 31, 2014)	346,443	495,597
Class B unitholders’ interest (145.3 million units issued and outstanding at September 30, 2015 and December 31, 2014)	(37,981)	(38,216)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at September 30, 2015 and December 31, 2014)	467,054	648,414
General partner’s interest (2% interest with 6.9 million units issued and outstanding at September 30, 2015 and December 31, 2014)	18,194	24,934
Total partners’ equity	793,710	1,130,729
Total liabilities and partners’ equity	$12,547,332	$10,387,515

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Revenues	$66,596	$66,890	$199,804	$199,933
Revenues—affiliate	941	700	2,952	2,206
Total revenues	67,537	67,590	202,756	202,139

Operating costs and expenses
Operating and maintenance expense (income)	(22,782)	21,041	17,840	54,750
Operating and maintenance expense—affiliate	8,081	5,016	20,355	14,307
Depreciation expense	16,687	14,781	47,557	43,821
Development expense	113	1,383	2,631	8,671
Development expense—affiliate	152	329	562	723
General and administrative expense	3,673	2,448	11,269	10,048
General and administrative expense—affiliate	25,692	24,454	80,761	74,579
Total operating costs and expenses	31,616	69,452	180,975	206,899

Income (loss) from operations	35,921	(1,862)	21,781	(4,760)

Other income (expense)
Interest expense, net of amounts capitalized	(49,360)	(46,884)	(142,353)	(130,943)
Loss on early extinguishment of debt	—	—	(96,273)	(114,335)
Derivative gain (loss), net	(10,872)	5,379	(46,541)	(89,222)
Other income	179	127	535	63
Total other expense	(60,053)	(41,378)	(284,632)	(334,437)

Net loss	$(24,132)	$(43,240)	$(262,851)	$(339,197)

Basic and diluted net income (loss) per common unit	$0.18	$0.08	$(0.44)	$(0.83)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	57,081	57,079	57,081	57,079

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2014	57,080	$495,597	145,333	$(38,216)	135,384	$648,414	6,894	$24,934	$1,130,729
Net loss	—	(76,399)	—	—	—	(181,195)	—	(5,257)	(262,851)
Distributions	—	(72,776)	—	—	—	—	—	(1,485)	(74,261)
Issuance of common units as compensation to non-management directors	3	91	—	—	—	—	—	2	93
Amortization of beneficial conversion feature of Class B units	—	(70)	—	235	—	(165)	—	—	—
Balance at September 30, 2015	57,083	$346,443	145,333	$(37,981)	135,384	$467,054	6,894	$18,194	$793,710

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(262,851)	$(339,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash LNG inventory write-downs	17,826	23,505
Depreciation expense	47,557	43,821
Amortization of debt issuance costs and discount (premium)	9,282	10,971
Loss on early extinguishment of debt	96,273	114,335
Total losses on derivatives, net	13,040	89,286
Net cash used for settlement of derivative instruments	(40,796)	(19,834)
Other	92	(6)
Changes in restricted cash for certain operating activities	167,083	59,942
Changes in operating assets and liabilities:
Accounts and interest receivable	238	(19,653)
Accounts receivable—affiliate	(48)	810
Advances to affiliate	(27,672)	656
LNG inventory	(20,678)	(26,315)
Accounts payable and accrued liabilities	(1,178)	46,693
Due to affiliates	(8,154)	(813)
Deferred revenue	(3,003)	(2,955)
Other, net	(10,156)	(3,721)
Other, net—affiliate	22,198	(147)
Net cash used in operating activities	(947)	(22,622)

Cash flows from investing activities
Property, plant and equipment, net	(2,130,959)	(1,968,249)
Use of restricted cash for the acquisition of property, plant and equipment	2,178,481	1,978,891
Other	(50,711)	(12,188)
Net cash used in investing activities	(3,189)	(1,546)

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,250,000	2,584,500
Repayments of long-term debt	—	(177,000)
Debt issuance and deferred financing costs	(177,001)	(94,270)
Investment in restricted cash	(2,072,999)	(2,312,160)
Distributions to owners	(74,261)	(74,236)
Other	—	(1,050)
Net cash used in financing activities	(74,261)	(74,216)

Net decrease in cash and cash equivalents	(78,397)	(98,384)
Cash and cash equivalents—beginning of period	248,830	351,032
Cash and cash equivalents—end of period	$170,433	$252,648

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

Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

During 2012, Blackstone CQP Holdco LP (“Blackstone”) and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the “Liquefaction Project”). In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone was 1.57 and 1.54, respectively, as of September 30, 2015. We expect the Class B units to

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

As of September 30, 2015 and December 31, 2014, we classified $53.0 million and $15.0 million, respectively, as current restricted cash for the payment of current interest due. As of both September 30, 2015 and December 31, 2014, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash. These cash accounts are controlled by a collateral trustee; therefore, these amounts are shown as restricted cash on our Consolidated Balance Sheets.

SPL Reserve

During 2013, SPL entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 SPL Credit Facilities”). In June 2015, SPL entered into four credit facilities aggregating $4.6 billion (collectively, the “2015 SPL Credit Facilities”), which replaced the 2013 SPL Credit Facilities. Under the terms and conditions of the 2015 SPL Credit Facilities (and previously the 2013 SPL Credit Facilities), SPL is required to deposit all cash received into reserve accounts controlled by a collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project; therefore, these amounts are shown as restricted cash on our Consolidated Balance Sheets.

During 2013, SPL issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 SPL Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “Initial 2023 SPL Senior Notes”). During 2014, SPL issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and additional 5.625% Senior Secured Notes due 2023 in an aggregate principal amount of $0.5 billion, before premium (the “Additional 2023 SPL Senior Notes” and collectively with the Initial 2023 SPL Senior Notes, the “2023 SPL Senior Notes”). In March 2015, SPL issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes and the 2024 SPL Senior Notes, the “SPL Senior Notes”). The use of cash proceeds from the SPL Senior Notes is restricted to the payment of liabilities related to the Liquefaction Project; therefore, these amounts are shown as restricted cash on our Consolidated Balance Sheets. See Note 7—Long-Term Debt for additional details about our long-term debt.

As of September 30, 2015 and December 31, 2014, we classified $327.2 million and $155.8 million, respectively, as current restricted cash held by SPL for the payment of current liabilities, including interest payments, related to the Liquefaction Project and zero and $457.1 million, respectively, as non-current restricted cash held by SPL for future Liquefaction Project construction costs.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CTPL Reserve

In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Term Loan”). As of September 30, 2015 and December 31, 2014, we classified $11.3 million and $24.9 million, respectively, as current restricted cash held by CTPL for the payment of current liabilities and zero and $11.3 million, respectively, as non-current restricted cash held by CTPL, because the usage and withdrawal of such funds is primarily restricted to the payment of liabilities related to modifications of the 94-mile pipeline which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) in order to enable bi-directional natural gas flow, and for the payment of interest during construction of such modifications. The restricted cash reserved to pay interest during construction is controlled by a collateral agent and can only be released by the collateral agent upon satisfaction of certain terms and conditions. CTPL is required to pay annual fees to the administrative and collateral agents.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$2,446,927	$2,240,233
LNG terminal construction-in-process	9,240,976	7,082,732
LNG site and related costs, net	136	141
Accumulated depreciation	(395,426)	(348,907)
Total LNG terminal costs, net	11,292,613	8,974,199
Fixed assets
Computer and office equipment	1,126	1,105
Furniture and fixtures	1,375	1,375
Vehicles	2,033	1,507
Machinery and equipment	2,014	1,508
Other	5,592	2,505
Accumulated depreciation	(5,028)	(3,843)
Total fixed assets, net	7,112	4,157
Property, plant and equipment, net	$11,299,725	$8,978,356

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

•
interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (and previously the 2013 SPL Credit Facilities) (“Interest Rate Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

SPLNG has elected to account for a portion of the Natural Gas Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Operations until the period of delivery. SPLNG had not posted collateral for such forward contracts as of September 30, 2015 and December 31, 2014.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$470	$—	$470	$—	$1,216	$—	$1,216
Liquefaction Supply Derivatives asset	—	—	32,546	32,546	—	—	342	342
Interest Rate Derivatives liability	—	(15,738)	—	(15,738)	—	(12,036)	—	(12,036)

The estimated fair values of our Natural Gas Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value the Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

The fair value of substantially all of the Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of the Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of the Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models also include conditions precedent to the respective long-term natural gas purchase agreements. As of September 30, 2015 and December 31, 2014, some of the Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. In the absence of infrastructure to accommodate marketable physical gas flow, our internal fair value models are based on a market price that equates to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of the Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

There were no transfers into or out of Level 3 Liquefaction Supply Derivatives for the three and nine months ended September 30, 2015 and 2014. As all of the physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2015:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$32,546	Income Approach	Basis Spread	$ (0.350) - $0.050

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position.

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

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	September 30, 2015			December 31, 2014
	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total
Balance Sheet Location
Other current assets	$470	$2,371	$2,841	$1,216	$76	$1,292
Non-current derivative assets	—	30,657	30,657	—	586	586
Total derivative assets	470	33,028	33,498	1,216	662	1,878

Derivative liabilities	—	(349)	(349)	—	(53)	(53)
Non-current derivative liabilities	—	(133)	(133)	—	(267)	(267)
Total derivative liabilities	—	(482)	(482)	—	(320)	(320)

Derivative asset, net	$470	$32,546	$33,016	$1,216	$342	$1,558

(1)
Does not include collateral calls of $0.3 million and $1.1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2015	2014	2015	2014
Natural Gas Derivatives loss	Revenues	$—	$—	$—	$(31)
Natural Gas Derivatives gain (loss)	Operating and maintenance expense (income)	857	194	1,317	(64)
Liquefaction Supply Derivatives gain (1)	Operating and maintenance expense (income)	32,103	—	32,184	—

(1)	There were no physical settlements during the reporting period.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to secure natural gas feedstock for the Liquefaction Project. The terms of the physical contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize the Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of the Liquefaction Supply Derivatives are reported in earnings. As of September 30, 2015, SPL has secured up to approximately 2,156.6 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements, of which the forward notional natural gas buy position of the Liquefaction Supply Derivatives was approximately 1,244.1 million MMBtu, which were recorded as derivatives due to minimum purchase requirements.

Interest Rate Derivatives

SPL has entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2015 SPL Credit Facilities. The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities.

In March 2015, SPL settled a portion of its Interest Rate Derivatives, and we recognized a derivative loss of $34.7 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities as discussed in Note 7—Long-Term Debt. In May 2014, SPL settled a portion of its Interest Rate Derivatives and recognized a derivative loss of $9.3 million within our Consolidated Statements of Operations in conjunction with the early termination of approximately $2.1 billion of commitments under the 2013 SPL Credit Facilities.

At September 30, 2015, SPL had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest Rate Derivatives	Derivative liabilities	$(7,039)	$(23,194)
Interest Rate Derivatives	Non-current derivative assets (Non-current derivative liabilities)	(8,699)	11,158

The following table (in thousands) shows the changes in the fair value and settlements of the Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Rate Derivatives gain (loss)	$(10,872)	$5,379	$(46,541)	$(89,222)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our Commodity Derivatives and Interest Rate Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2015
Natural Gas Derivatives	$513	$(43)	$470
Liquefaction Supply Derivatives	33,028	—	33,028
Liquefaction Supply Derivatives	(482)	—	(482)
Interest Rate Derivatives	(15,738)	—	(15,738)
As of December 31, 2014
Natural Gas Derivatives	1,226	(10)	1,216
Liquefaction Supply Derivatives	662	—	662
Liquefaction Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	11,158	—	11,158
Interest Rate Derivatives	(23,194)	—	(23,194)

NOTE 6—ACCRUED LIABILITIES

As of September 30, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Interest expense and related debt fees	$166,317	$112,858
Liquefaction Project costs	177,516	22,014
LNG terminal costs	5,987	1,077
Other accrued liabilities	2,637	629
Total accrued liabilities	$352,457	$136,578

NOTE 7—LONG-TERM DEBT

As of September 30, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	Interest	September 30,	December 31,
	Rate	2015	2014
Long-term debt
2016 SPLNG Senior Notes	7.500%	$1,665,500	$1,665,500
2020 SPLNG Senior Notes	6.500%	420,000	420,000
2021 SPL Senior Notes	5.625%	2,000,000	2,000,000
2022 SPL Senior Notes	6.250%	1,000,000	1,000,000
2023 SPL Senior Notes	5.625%	1,500,000	1,500,000
2024 SPL Senior Notes	5.750%	2,000,000	2,000,000
2025 SPL Senior Notes	5.625%	2,000,000	—
2015 SPL Credit Facilities (1)	(2)	250,000	—
CTPL Term Loan (3)	(4)	400,000	400,000
SPL Working Capital Facility (5)	(6)	—	—
Total long-term debt		11,235,500	8,985,500
Long-term debt premium (discount)
2016 SPLNG Senior Notes		(5,477)	(8,998)
2021 SPL Senior Notes		9,090	10,177
2023 SPL Senior Notes		6,570	7,089
CTPL Term Loan		(1,681)	(2,435)
Total long-term debt, net		$11,244,002	$8,991,333

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(1)	Matures on the earlier of December 31, 2020 or the second anniversary of the completion date of Trains 1 through 5 of the Liquefaction Project.

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

(3)	Matures on May 28, 2017 when the full amount of the outstanding principal obligations must be repaid.

(4)
Variable interest rate, at CTPL’s election, is LIBOR or the base rate plus the applicable margin. CTPL has historically elected LIBOR loans, for which the applicable margin is 3.25% and is due and payable at the end of each LIBOR period.

(5)
Matures on December 31, 2020, with various terms for underlying loans, as further described below under SPL Working Capital Facility. As of September 30, 2015 and December 31, 2014, no loans were outstanding under the SPL Working Capital Facility or the SPL LC Agreement it replaced.

(6)	Variable interest rates, based on LIBOR or the base rate, as further described below under SPL Working Capital Facility.

For the three months ended September 30, 2015 and 2014, we incurred $185.2 million and $154.8 million of total interest cost, respectively, of which we capitalized and deferred $135.8 million and $107.9 million, respectively, including amortization of debt issuance costs, primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2015 and 2014, we incurred $520.1 million and $423.8 million of total interest cost, respectively, of which we capitalized and deferred $377.7 million and $292.8 million, respectively, including amortization of debt issuance costs, primarily related to this construction.

SPLNG Senior Notes

Under the SPLNG Indentures, except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied as described in Note 3—Restricted Cash. During the nine months ended September 30, 2015 and 2014, SPLNG made distributions of $267.9 million and $237.7 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

SPL Senior Notes

In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes, for which borrowings accrue interest at a fixed rate of 5.625%. The terms of the 2025 SPL Senior Notes are governed by the same common indenture with the other SPL Senior Notes. In connection with the closing of the sale of the 2025 SPL Senior Notes, SPL entered into a Registration Rights Agreement dated March 3, 2015 (the “2025 SPL Registration Rights Agreement”). Under the terms of the 2025 SPL Registration Rights Agreement, SPL has agreed, and any future guarantors of the 2025 SPL Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after March 3, 2015 with respect to an offer to exchange any and all of the 2025 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the respective 2025 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 SPL Senior Notes. SPL will be obligated to pay additional interest if it fails to comply with its obligations to register the 2025 SPL Senior Notes within the specified time period.

2015 SPL Credit Facilities

In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of September 30, 2015, SPL had $4.3 billion of available commitments and $250.0 million of outstanding borrowings under the 2015 SPL Credit Facilities.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

SPL incurred $88.2 million of debt issuance costs in connection with the 2015 SPL Credit Facilities. In addition to interest, SPL is required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 SPL Credit Facilities.  The 2015 SPL Credit Facilities also require SPL to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 SPL Credit Facility. The principal of the loans made under the 2015 SPL Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 SPL Credit Facilities.

The 2015 SPL Credit Facilities contain conditions precedent for borrowings, as well as customary affirmative and negative covenants. The obligations of SPL under the 2015 SPL Credit Facilities are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”) described below.

Under the terms of the 2015 SPL Credit Facilities, SPL is required to hedge not less than 65% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal.

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

In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL terminated approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities. This termination and the replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 SPL Credit Facilities of $96.3 million for the nine months ended September 30, 2015.
CTPL Term Loan

As of September 30, 2015, CTPL had borrowed the full amount of $400.0 million available under the CTPL Term Loan. The outstanding balance may be repaid, in whole or in part, at any time without premium or penalty.

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion SPL Working Capital Facility, which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “SPL LC Agreement”). The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL (“Letters of Credit”), as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2015, SPL had $1.1 billion of available commitments, $127.6 million aggregate amount of issued Letters of Credit and no Working Capital Loans, Swing Line Loans or loans deemed made in connection with a draw upon a Letter of Credit (“LC Loans” and collectively with Working Capital Loans and Swing Line Loans, the “SPL Working Capital Facility Loans”) outstanding under the SPL Working Capital Facility. As of December 31, 2014, SPL had issued letters of credit in an aggregate amount of $9.5 million, and no draws had been made upon any letters of credit issued under the SPL LC Agreement.

SPL Working Capital Facility Loans accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

SPL Working Capital Facility Loans is 1.75% per annum, and the applicable margin for base rate SPL Working Capital Facility Loans is 0.75% per annum. Interest on Swing Line Loans and LC Loans is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL incurred $27.5 million of debt issuance costs in connection with the SPL Working Capital Facility. SPL pays (1) a commitment fee on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans in an amount equal to an annual rate of 0.70% and (2) a Letter of Credit fee equal to an annual rate of 1.75% of the undrawn portion of all Letters of Credit issued under the SPL Working Capital Facility. If draws are made upon a Letter of Credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2015, no LC Draws had been made upon any Letters of Credit issued under the SPL Working Capital Facility.

The SPL Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. LC Loans have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the SPL Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. SPL is required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and 2015 SPL Credit Facilities.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 SPLNG Senior Notes, net of discount (1)	$1,660,023	$1,684,923	$1,656,502	$1,718,621
2020 SPLNG Senior Notes (1)	420,000	410,550	420,000	428,400
2021 SPL Senior Notes, net of premium (1)	2,009,090	1,853,386	2,010,177	1,985,050
2022 SPL Senior Notes (1)	1,000,000	930,000	1,000,000	1,020,000
2023 SPL Senior Notes, net of premium (1)	1,506,570	1,344,614	1,507,089	1,476,947
2024 SPL Senior Notes (1)	2,000,000	1,765,000	2,000,000	1,970,000
2025 SPL Senior Notes (1)	2,000,000	1,755,000	—	—
2015 SPL Credit Facilities (2)	250,000	250,000	—	—
CTPL Term Loan, net of discount (2)	398,319	400,000	397,565	400,000
SPL Working Capital Facility (2)	—	—	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2015 and December 31, 2014, as applicable.

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—RELATED PARTY TRANSACTIONS

LNG Terminal-Related Agreements

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

In connection with this TUA, SPL is required to pay for a portion of the cost (primarily LNG inventory) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. We recorded operating and maintenance expense (income) related to this obligation of $(0.7) million and $10.2 million during the three months ended September 30, 2015 and 2014, respectively, and $17.0 million and $25.0 million during the nine months ended September 30, 2015 and 2014, respectively.

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. We recorded no revenues—affiliate from Cheniere Marketing during the three and nine months ended September 30, 2015 and 2014, respectively, related to the Amended and Restated VCRA.

Cheniere Marketing SPA

Cheniere Marketing has entered into an amended and restated SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Commissioning Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that obligates Cheniere Marketing, in certain circumstances, to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC.

Services Agreements
As of September 30, 2015 and December 31, 2014, we had $55.0 million and $27.3 million of advances to affiliates, respectively, under the services agreements described below. During the three months ended September 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $25.7 million and $24.5 million, respectively, and operating and maintenance expense—affiliate of $8.1 million and $5.0 million, respectively, under the services agreements described below. During the nine months ended September 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $80.8

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

million and $74.6 million, respectively, and operating and maintenance expense—affiliate of $20.4 million and $14.3 million, respectively, under the services agreements described below.

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

SPLNG O&M Agreement

SPLNG has entered into a long-term operation and maintenance agreement (the “SPLNG O&M Agreement”) with Cheniere Investments pursuant to which SPLNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. SPLNG incurs a fixed monthly fee of $130,000 (indexed for inflation) under the SPLNG O&M Agreement and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between SPLNG and Cheniere Investments at the beginning of each operating year. In addition, SPLNG incurs costs to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments meets its obligations under the SPLNG O&M Agreement with resources provided by a wholly owned subsidiary of Cheniere pursuant to a secondment agreement. All payments received by Cheniere Investments under the SPLNG O&M Agreement are required to be remitted to such subsidiary.

SPLNG MSA

SPLNG has entered into a long-term management services agreement (the “SPLNG MSA”) with Cheniere Terminals, pursuant to which Cheniere Terminals manages the operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the SPLNG O&M Agreement. SPLNG incurs a monthly fixed fee of $520,000 (indexed for inflation) under the SPLNG MSA.

SPL O&M Agreement

SPL has entered into an operation and maintenance agreement (the “SPL O&M Agreement”) with Cheniere Investments pursuant to which SPL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of SPL, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, SPL is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, SPL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments meets its obligations under the SPL O&M Agreement with resources provided by a wholly owned subsidiary of Cheniere pursuant to a secondment agreement. All payments received by Cheniere Investments under the SPL O&M Agreement are required to be remitted to such subsidiary.
SPL MSA

SPL has entered into a management services agreement (the “SPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the SPL O&M Agreement. The services include, among other services, exercising the day-to-day management of SPL’s affairs and business, managing SPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of SPL’s business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Under the SPL MSA, SPL pays a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, SPL will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CTPL O&M Agreement

CTPL has entered into an amended long-term operation and maintenance agreement (the “CTPL O&M Agreement”) with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments meets its obligations under the CTPL O&M Agreement with resources provided by a wholly owned subsidiary of Cheniere pursuant to a secondment agreement. All payments received by Cheniere Investments under the CTPL O&M Agreement are required to be remitted to such subsidiary.

CTPL MSA

CTPL has entered into a management services agreement (the “CTPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the modification and operation of the Creole Trail Pipeline, excluding those matters provided for under the CTPL O&M Agreement. The services include, among other services, exercising the day-to-day management of CTPL’s affairs and business, managing CTPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of CTPL’s business and operations and providing contract administration services for all contracts associated with the pipeline facilities. Under the CTPL MSA, CTPL pays a monthly fee equal to 3.0% of the capital expenditures to enable bi-directional natural gas flow on the Creole Trail Pipeline incurred in the previous month.

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

As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, any LNG inventory purchased by Cheniere Marketing under this arrangement is classified as LNG inventory—affiliate on our Consolidated Balance Sheets. This amount is recorded at cost and subject to lower of cost or market (“LCM”) adjustments at the end of each period. LNG inventory—affiliate cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same LNG inventory—affiliate in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. Gains or losses on the sale of LNG inventory—affiliate and LCM adjustments are recorded as revenues on our Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, we had no LNG inventory—affiliate recorded on our Consolidated Balance Sheets under the LNG Lease Agreement.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of September 30, 2015 and December 31, 2014, we had $22.1 million and $19.6 million, respectively, of other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

SPLNG recorded operating and maintenance expense of $1.1 million and $0.9 million in the three months ended September 30, 2015 and 2014, respectively, and $3.7 million and $2.1 million in the nine months ended September 30, 2015 and 2014, respectively, for natural gas purchased from Cheniere Marketing under these agreements. SPLNG recorded revenues—affiliate of $4.4 million and $0.3 million in the three months ended September 30, 2015 and 2014, respectively, and $9.8 million and $0.5 million in the nine months ended September 30, 2015 and 2014, respectively, for natural gas sold to Cheniere Marketing under these agreements.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of SPLNG, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2015 and 2014, and $2.1 million in each of the nine months ended September 30, 2015 and 2014.

LNG Terminal Export Agreement

In January 2010, SPLNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2015 and 2014.

State Tax Sharing Agreements

In November 2006, SPLNG entered into a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPLNG and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPLNG will pay to Cheniere an amount equal to the state and local tax that SPLNG would be required to pay if its state and local tax liability were computed on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPLNG under this agreement; therefore, Cheniere has not demanded any such payments from SPLNG. The agreement is effective for tax returns due on or after January 1, 2008.

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

NOTE 9—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On October 23, 2015, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on November 13, 2015 to unitholders of record as of November 2, 2015 for the period from July 1, 2015 to September 30, 2015.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statements of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of August 2017 for Cheniere Holdings’ and Blackstone’s Class B units although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and nine months ended September 30, 2015 and 2014.

The following is a schedule by years, based on the capital structure as of September 30, 2015, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2015	(232)	781	(549)
2016	(29,565)	99,685	(70,120)
2017	(594,420)	2,004,209	(1,409,788)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Under our partnership agreement, the incentive distribution rights (“IDRs”) participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two-class method earnings per unit calculation for any of the periods presented. The following table (in thousands, except per unit data) provides a reconciliation of net income (loss) and the allocation of net loss to the common units, the subordinated units and the general partner for purposes of computing net income (loss) per unit:

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner
Three Months Ended September 30, 2015
Net loss	$(24,132)
Declared distributions	24,755	24,260	—	—	495
Assumed allocation of undistributed net loss	$(48,887)	(14,209)	—	(33,700)	(978)
Assumed allocation of net income (loss)		$10,051	$—	$(33,700)	$(483)

Weighted average units outstanding		57,081	145,333	135,384
Net income (loss) per unit		$0.18	$—	$(0.25)

Three Months Ended September 30, 2014
Net loss	$(43,240)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(67,994)	(19,762)	—	(46,872)	(1,360)
Assumed allocation of net income (loss)		$4,497	$—	$(46,872)	$(865)

Weighted average units outstanding		57,079	145,333	135,384
Net income (loss) per unit		$0.08	$—	$(0.35)

Nine Months Ended September 30, 2015
Net loss	$(262,851)
Declared distributions	74,266	72,781	—	—	1,485
Assumed allocation of undistributed net loss	$(337,117)	(97,984)	—	(232,389)	(6,744)
Assumed allocation of net loss		$(25,203)	$—	$(232,389)	$(5,259)

Weighted average units outstanding		57,081	145,333	135,384
Net loss per unit		$(0.44)	$—	$(1.72)

Nine Months Ended September 30, 2014
Net loss	$(339,197)
Declared distributions	74,261	72,776	—	—	1,485
Assumed allocation of undistributed net loss	$(413,458)	(120,168)	—	(285,021)	(8,269)
Assumed allocation of net loss		$(47,392)	$—	$(285,021)	$(6,784)

Weighted average units outstanding		57,079	145,333	135,384
Net loss per unit		$(0.83)	$—	$(2.11)

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2015	2014
Cash paid during the year for interest, net of amounts capitalized and deferred	$80,150	$47,152
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	362,435	280,290
Non-cash conveyance of assets	13,169	—

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In August 2015, the FASB further issued guidance clarifying the SEC staff’s position on presentation and subsequent measurement of debt issuance costs incurred in connection with line of credit arrangements. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Balance Sheets.

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere (NYSE MKT: LNG). Through our wholly owned subsidiary, SPLNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deepwater shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, SPL. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

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

•
SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the existing Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “SPL LC Agreement”). The SPL Working Capital Facility will be used primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2015, we had $170.4 million of cash and cash equivalents and $467.6 million of current and non-current restricted cash (which included current and non-current restricted cash available to us, SPL and SPLNG) designated for the following purposes: $327.2 million for the Liquefaction Project; $11.3 million for CTPL; and $129.1 million for interest payments related to the SPLNG Senior Notes described below.

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

The DOE has authorized the export of up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term. The DOE further issued an order authorizing SPL to export up to the equivalent of approximately 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year period. SPL’s application for authorization to export that same 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries is currently pending at the DOE. Additionally, the DOE issued orders authorizing SPL to export up to a combined total of 503.3 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term. The Sierra Club has requested a rehearing of the non-FTA order pertaining to the 503.3 Bcf/yr, and the DOE has not yet ruled on this request. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued.

As of September 30, 2015, the overall project completion percentage for Trains 1 and 2 of the Liquefaction Project was approximately 95.2%, which is ahead of the contractual schedule. As of September 30, 2015, the overall project completion percentage for Trains 3 and 4 of the Liquefaction Project was approximately 73.6%, which is also ahead of the contractual schedule.

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

Natural Gas Transportation and Supply

For SPL’s natural gas feedstock transportation requirements, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2015, SPL has secured up to approximately 2,156.6 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

Construction

SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, EPC contract for Trains 3 and 4 and EPC Contract (Train 5) are approximately $4.1 billion, $3.8 billion and $2.9 billion, respectively, reflecting amounts incurred under change orders through September 30, 2015. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

During the third quarter of 2015, CTPL completed construction of certain modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal.

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

We believe that with the net proceeds of borrowings, unfunded commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow from the Liquefaction Project by early 2016.

Senior Secured Notes

As of September 30, 2015, our subsidiaries had seven series of senior secured notes outstanding (collectively, the “Senior Notes”):

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

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the common indenture governing the SPL Senior Notes, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the nine months ended September 30, 2015 and 2014, SPLNG made distributions of $267.9 million and $237.7 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

The SPL Senior Notes are governed by a common indenture with restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes, the 2015 SPL Credit Facilities and the SPL Working Capital Facility.

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of September 30, 2015, SPL had $4.3 billion of available commitments and $250.0 million of outstanding borrowings under the 2015 SPL Credit Facilities.

Loans under the 2015 SPL Credit Facilities accrue interest at a variable rate per annum equal to, at SPL’s election, LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.30% to 1.75%, depending on the applicable 2015 SPL Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period and interest on base rate loans is due and payable at the end of each quarter. In addition, SPL is required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 SPL Credit Facilities. The 2015 SPL Credit Facilities also require SPL to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 SPL Credit Facility. The principal of the loans made under the 2015 SPL Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 SPL Credit Facilities.

The obligations of SPL under the 2015 SPL Credit Facilities are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and SPL Working Capital Facility.

Under the terms of the 2015 SPL Credit Facilities, SPL is required to hedge not less than 65% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal.

2013 SPL Credit Facilities
 In May 2013, SPL entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 SPL Credit Facilities”) to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. In June 2015, the 2013 SPL Credit Facilities were replaced with the 2015 SPL Credit Facilities.

In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL terminated approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities. This termination and the replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 SPL Credit Facilities of $96.3 million for the nine months ended September 30, 2015.

CTPL Term Loan

CTPL has a $400.0 million term loan facility (the “CTPL Term Loan”), which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. The CTPL Term Loan matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loan may be repaid, in whole or in part, at any time without premium or penalty. As of September 30, 2015, CTPL had borrowed the full amount of $400.0 million available under the CTPL Term Loan. Borrowings under the CTPL Term Loan accrue interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion SPL Working Capital Facility, which replaced the $325.0 million SPL LC Agreement. The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL (“Letters of Credit”), as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2015, SPL had $1.1 billion of available commitments, $127.6 million aggregate amount of issued Letters of Credit and no Working Capital Loans, Swing Line Loans or loans deemed made in connection with a draw upon a Letter of Credit (“LC Loans” and collectively with Working Capital Loans and Swing Line Loans, the “SPL Working Capital Facility Loans”) outstanding under the SPL Working Capital Facility. As of December 31, 2014, SPL had issued letters of credit in an aggregate amount of $9.5 million, and no draws had been made upon any letters of credit issued under the SPL LC Agreement.

SPL Working Capital Facility Loans accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR SPL Working Capital Facility Loans is 1.75% per annum, and the applicable margin for base rate SPL Working Capital Facility Loans is 0.75% per annum. Interest on Swing Line Loans and LC Loans is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL incurred $27.5 million of debt issuance costs in connection with the SPL Working Capital Facility. SPL pays (1) a commitment fee on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans in an amount equal to an annual rate of 0.70% and (2) a Letter of Credit fee equal to an annual rate of 1.75% of the undrawn portion of all Letters of Credit issued under the SPL Working Capital Facility. If draws are made upon a Letter of Credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2015, no LC Draws had been made upon any Letters of Credit issued under the SPL Working Capital Facility.

The SPL Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. LC Loans have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the SPL Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. SPL is required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and 2015 SPL Credit Facilities.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2015	2014
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,250,000	$2,584,500
Use of restricted cash for the acquisition of property, plant and equipment	2,178,481	1,978,891
Total sources of cash and cash equivalents	4,428,481	4,563,391

Uses of cash and cash equivalents
Investment in restricted cash	(2,072,999)	(2,312,160)
Property, plant and equipment, net	(2,130,959)	(1,968,249)
Debt issuance and deferred financing costs	(177,001)	(94,270)
Repayments of long-term debt	—	(177,000)
Distributions to owners	(74,261)	(74,236)
Operating cash flow	(947)	(22,622)
Other	(50,711)	(13,238)
Total uses of cash and cash equivalents	(4,506,878)	(4,661,775)

Net decrease in cash and cash equivalents	(78,397)	(98,384)
Cash and cash equivalents—beginning of period	248,830	351,032
Cash and cash equivalents—end of period	$170,433	$252,648

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayments of Long-Term Debt

In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes. In June 2015, SPL entered into the 2015 SPL Credit Facilities aggregating $4.6 billion, which terminated and replaced the 2013 SPL Credit Facilities, and borrowed $250.0 million under this facility for the nine months ended September 30, 2015. Debt issuance and deferred financing costs in the nine months ended September 30, 2015 primarily relate to up-front fees paid upon the closing of these transactions. In May 2014, SPL issued the 2024 SPL Senior Notes and additional 5.625% Senior Secured Notes due 2023 in an aggregate principal amount of $0.5 billion (the “Additional 2023 SPL Senior Notes”) for total net proceeds of approximately $2.5 billion. Debt issuance and deferred financing costs in the nine months ended September 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

During the nine months ended September 30, 2014, SPL repaid its $177.0 million of borrowings under the 2013 SPL Credit Facilities upon the issuance of the Additional 2023 SPL Senior Notes and the 2024 SPL Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the nine months ended September 30, 2015 and 2014, we used $2,178.5 million and $1,978.9 million, respectively, of restricted cash for investing activities to fund $2,131.0 million and $1,968.2 million, respectively, of construction costs for Trains 1 through 5 of the Liquefaction Project.  The costs associated with the construction of Trains 1 through 5 of the Liquefaction Project are capitalized as construction-in-process.

Investment in Restricted Cash

In the nine months ended September 30, 2015, we invested $2,073.0 million in restricted cash primarily related to the net proceeds from the 2025 SPL Senior Notes and the borrowings under the 2015 SPL Credit Facilities, net of deferred financing costs. In the nine months ended September 30, 2014, we invested $2,312 million in restricted cash primarily related to the net proceeds from the 2024 SPL Senior Notes and the Additional 2023 SPL Senior Notes issued in May 2014.

Operating Cash Flow

Cash used in operations was $0.9 million and $22.6 million in the nine months ended September 30, 2015 and 2014, respectively. The decrease in operating cash outflows primarily related to the timing of amounts paid to third parties for the construction of the Liquefaction Project.

Other

Other cash outflows increased from $13.2 million during the nine months ended September 30, 2014 to $50.7 million during the nine months ended September 30, 2015, primarily for payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2015 and 2014:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
August 14, 2015	April 1 - June 30, 2015	$0.425	$—	$24,259	$—	$—	$495
May 15, 2015	January 1 - March 31, 2015	0.425	—	24,259	—	—	495
February 13, 2015	October 1 - December 31, 2014	0.425	—	24,259	—	—	495

August 14, 2014	April 1 - June 30, 2014	$0.425	$—	$24,259	$—	$—	$495
May 15, 2014	January 1 - March 31, 2014	0.425	—	24,259	—	—	495
February 14, 2014	October 1 - December 31, 2013	0.425	—	24,259	—	—	495

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets.

On October 23, 2015, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on November 13, 2015 to owners of record as of November 2, 2015 for the period from July 1, 2015 to September 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Our consolidated net loss decreased $19.1 million, from $43.2 million of consolidated net loss in the three months ended September 30, 2014, to $24.1 million of consolidated net loss in the three months ended September 30, 2015. The decrease in consolidated net loss was primarily a result of decreased operating and maintenance expense (income), partially offset by increased derivative loss, net.

Operating and maintenance expense decreased $43.8 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, predominantly due to a $32.2 million increase in fair value for our natural gas purchase agreements recorded for the period, which we recognized following the completion and placement into service of certain modifications to the Creole Trail Pipeline and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas purchase agreements. Excluding this amount, operating and maintenance expense would have been $9.4 million during the three months ended September 30, 2015. The decrease of $11.6 million compared to $21.0 million incurred during the three months ended September 30, 2014 was primarily a result of the expense incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we did not incur during the three months ended September 30, 2015.

Partially offsetting this decrease in operating and maintenance expense, derivative loss, net increased $16.3 million from a net gain of $5.4 million in the three months ended September 30, 2014 to a net loss of $10.9 million in the three months ended September 30, 2015, primarily as a result of a decrease in long-term LIBOR during the three months ended September 30, 2015, as compared to an increase in long-term LIBOR during the three months ended September 30, 2014.

There was no significant change to interest expense, net of amounts capitalized in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the Liquefaction Project. For the three months ended September 30, 2015 and 2014, we incurred $185.2 million and $154.8 million of total interest cost, respectively, of which we capitalized and deferred $135.8 million and $107.9 million, respectively.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Our consolidated net loss decreased $76.3 million, from $339.2 million of consolidated net loss in the nine months ended September 30, 2014, to $262.9 million of consolidated net loss in the nine months ended September 30, 2015. The decrease in consolidated net loss was primarily a result of decreased derivative loss, net, decreased operating and maintenance expense and decreased loss on early extinguishment of debt, partially offset by increased interest expense, net of amounts capitalized.

Derivative loss, net decreased $42.7 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The higher derivative loss, net recognized during the nine months ended September 30, 2014 was attributable to a decrease in long-term LIBOR during that period, as compared to minimal effect of the movement in long-term LIBOR on derivative loss, net for the nine months ended September 30, 2015 as a result of a lower notional amount of interest rate derivatives. The $46.5 million derivative loss recognized during the nine months ended September 30, 2015 was primarily attributable to the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the 2013 SPL Credit Facilities.

Operating and maintenance expense decreased $36.9 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $32.2 million increase in fair value for our natural gas purchase agreements recorded for the period, which we recognized following the completion and placement into service of certain modifications to the Creole Trail Pipeline and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas purchase agreements. Excluding this amount, operating and maintenance expense would have been $50.0 million during the nine months ended September 30, 2015, which is comparable to $54.8 million incurred during the nine months ended September 30, 2014.

Loss on early extinguishment of debt decreased $18.1 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to the write-off of $96.3 million in debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in

March 2015 and the replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015, as compared to the write-off of $114.3 million in debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 SPL Credit Facilities in May 2014.

Partially offsetting the above decrease in expenses, interest expense, net of amounts capitalized increased $11.4 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily as a result of an increase in our indebtedness outstanding as of September 30, 2015 compared to September 30, 2014. For the nine months ended September 30, 2015 and 2014, we incurred $520.1 million and $423.8 million of total interest cost, respectively, of which we capitalized and deferred $377.7 million and $292.8 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or results of operations.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Natural Gas Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our Natural Gas Derivatives was $0.2 million as of September 30, 2015.

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of September 30, 2015, we estimated the fair value of the Liquefaction Supply Derivatives to be $33.8 million. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying basis price would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $0.9 million as of September 30, 2015.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $2.6 million as of September 30, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.3
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender, Société Générale, as the Common Security Trustee, and the senior lenders party thereto from time to time and for the benefit of HSBC Bank USA, National Association, ING Capital LLC, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Documentation Agents, ABN Amro Capital USA LLC, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD. and Société Générale, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Syndication Agents, Industrial and Commercial Bank of China Limited, New York Branch and Lloyds Bank PLC, as Mandated Lead Arrangers, and Landesbank Baden-Württemberg, New York Branch, as Manager (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.4*	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer)
10.5*	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer)
10.6*
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	October 29, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 29, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)