Form 10-Q/A
period 2015-09-30
Cheniere Energy Partners, L.P.
filed 2015-11-09
CIK 1383650

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the Securities and Exchange Commission on October 30, 2015 (the “Original Filing”) is filed solely for the purpose of disclosing recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and adding Exhibits 10.7 and 10.8, which were inadvertently omitted from the Exhibits included with the Original Filing. Other than the additional compliance disclosure in Item 5. Other Information and the addition of Exhibits 10.7 and 10.8, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during the quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of our outstanding equity interests and has three representatives on the Board of Directors of our general partner. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.
Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activities: during the fiscal quarter ended September 30, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.
Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended September 30, 2015 were reported by Travelport to be approximately $133,000 and $94,000, respectively. Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibits
An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	November 9, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 9, 2015	By:	/s/ Leonard Travis
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

10.4ƒ	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer)
10.5ƒ	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer)
10.6ƒ
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent

10.7
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.8
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

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