Form 10-K/A
period 2015-12-31
Cheniere Energy Partners, L.P.
filed 2016-02-29
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $1.4 billion as of June 30, 2015.
The registrant had 57,102,848 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding as of February 12, 2016.
Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 19, 2016 (the “Original Filing”) is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than the additional compliance disclosure in Item 9B. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 9B.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during the fiscal year ended December 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of our outstanding equity interests and has three representatives on the Board of Directors of our general partner. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.
Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activity: during the fiscal year ended December 31, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.
Blackstone Group has reported that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2015 were reported by Travelport to be approximately $551,000 and $389,000, respectively.  Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits
An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	February 29, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	February 29, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Contribution and Conveyance Agreement (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)
2.2
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1
Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.2
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.3
Certificate of Formation of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.4
Third Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)
4.2
Indenture, dated as of November 9, 2006, by and among Sabine Pass LNG, L.P., as issuer, the guarantors as defined therein and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)
4.4
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

4.5	Form of 6.5% Senior Secured Note due 2020 (Included as Exhibit A1 to Exhibit 4.4 above)
4.6
Indenture, dated as of February 1, 2013, by and among Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.7	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.6 above)
4.8
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.9
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.10	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.12	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.14	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.16	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.15 above)

Exhibit No.	Description
4.17
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.18	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.17 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.14
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.15
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.16
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.	Description
10.17
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, by Sabine Pass LNG, L.P. to and for the benefit of The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.21
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.22
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.23
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, and The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM”), as the KEXIM Direct Facility Lender, Joint Lead Arranger and Joint Lead Bookrunner (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.24
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.25
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.26
Credit Agreement, dated as of May 28, 2013, among Cheniere Creole Trail Pipeline, L.P., as borrower, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, The Bank of New York Mellon, as collateral agent, and The Bank of New York Mellon, as depositary bank (Incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.27
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.28†
Form of Director Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

Exhibit No.	Description
10.29†
Form of Phantom Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.44 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.30†
Form of Phantom Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.45 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.31†
Form of Restricted Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.40 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.32†
Form of Restricted Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.39 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.33†
Form of Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.43 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.34†
Form of Units Option Agreement for employees and consultants (three-year) (Incorporated by reference to Exhibit 10.42 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.35†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.36†	Form of Phantom Units Agreement (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)
10.37†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.38†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.39†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.40†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2015)

10.41†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2015)

10.42ƒ†	Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC
10.43
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.44
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.45
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

Exhibit No.	Description
10.46
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

10.47
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0008 Delay in Full Placement of Insurance, dated July 27, 2012, (ii) the Change Order CO-0009 HAZOP Action Items, dated July 31, 2012, (iii) the Change Order CO-00010 Fuel Provisional Sum, dated August 8, 2012, (iv) the Change Order CO-00011 Currency Provisional Sum, dated August 8, 2012, (v) the Change Order CO-00012 Delay in NTP, dated August 8, 2012, and (vi) the Change Order CO-00013 Early EPC Work Credit, dated August 29, 2012 (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.48
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Bundle of Changes, dated September 5, 2012, (ii) the Change Order CO-00015 Static Mixer, Air Cooler Walkways, etc., dated November 8, 2012, (iii) the Change Order CO-0016 Delay in Full Placement of Insurance, dated October 29, 2012, (iv) the Change Order CO-00017 Condensate Header, dated December 3, 2012 and (v) the Change Order CO-00018 Increase in Power Requirements, dated January 17, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.49
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00019 Delete Tank 6 Scope of Work, dated February 27, 2013 and (ii) the Change Order CO-00020 Modification to Builder’s Risk Insurance Sum Insured Value, dated March 14, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.50
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-00022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-00023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-00024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-00025 Feed Gas Connection Modifications, dated June 11, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.51
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16” Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-00030 Soils Preparation Provisional Sum Transfer, dated August 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2013)

Exhibit No.	Description
10.52
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031 LNG Intank Pump Replacement Scope Reduction/OSBL Additional Piling for the Cathodic Protection Rectifier Platform and Drum Storage Shelter dated October 15, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to SPL’s Registration Statement on Form S-4/A (SEC File No. 333-192373), filed on January 28, 2014)

10.53
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.54
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.55
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.23 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.56
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

10.57
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.58
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.59
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Platform Design Modifications, Compressor Oil Fills, Additional Building Modifications, dated October 16, 2015, and (ii) the Change Order CO-00043 Soil Provisional Sum Closure, dated December 2, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 18, 2016)

Exhibit No.	Description
10.60
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.61
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Lines, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 29, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated May 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.62
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, dated July 26, 2013, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, and (v) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.63
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.64
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.28 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.65
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

10.66
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

Exhibit No.	Description
10.67
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.68
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.69
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.70
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.71
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.72
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 18, 2016)

10.73
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.74
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.75
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.76
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.77
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.78
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

Exhibit No.	Description
10.79
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.80
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.81
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.82
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.83
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.84
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.85
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.86
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.87
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.88
Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.89
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.90
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.91
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.92
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.93
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.94
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P., Cheniere LNG Terminals, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.95
Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.96
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.97
Waiver and Assignment of O&M Agreement; Amendment to Common Terms Agreement, dated November 20, 2013 (Incorporated by reference to Exhibit 10.77 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.98
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

10.99
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.100
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.101
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.102
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.103
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.104
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.105
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.106
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.107
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 6, 2012)

21.1ƒ	Subsidiaries of Cheniere Energy Partners, L.P.
23.1ƒ	Consent of KPMG LLP
23.2ƒ	Consent of Ernst & Young LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1ƒƒ	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ƒƒ	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INSƒ	XBRL Instance Document
101.SCHƒ	XBRL Taxonomy Extension Schema Document
101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document
101.LABƒ	XBRL Taxonomy Extension Labels Linkbase Document
101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
ƒ	Filed with Original Filing.
ƒƒ	Furnished with Original Filing.
†	Management contract or compensatory plan or arrangement.