Form 10-Q
period 2016-03-31
Cheniere Energy Partners, L.P.
filed 2016-05-05
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of April 29, 2016, the issuer had 57,102,848 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. (NYSE MKT: CQP) and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

References to “Blackstone Group” refer to The Blackstone Group, L.P. References to “Blackstone CQP Holdco” refer to Blackstone CQP Holdco LP. References to “Blackstone” refer to Blackstone Group and Blackstone CQP Holdco.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$9,815	$146,221
Restricted cash	401,972	274,557
Accounts receivable—affiliate	14,544	1,271
Advances to affiliate	29,356	39,836
Inventory	28,543	16,667
Other current assets	17,986	14,923
Total current assets	502,216	493,475

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	12,713,379	11,931,602
Debt issuance costs, net	172,959	132,091
Non-current derivative assets	28,210	30,304
Other non-current assets	220,631	232,031
Total assets	$13,651,045	$12,833,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$17,131	$16,407
Accrued liabilities	332,288	224,292
Current debt, net	1,785,318	1,673,379
Due to affiliates	78,159	115,123
Deferred revenue	26,669	26,669
Deferred revenue—affiliate	717	717
Derivative liabilities	11,818	6,430
Other current liabilities	93	—
Total current liabilities	2,252,193	2,063,017

Long-term debt, net	10,734,069	10,018,325
Non-current deferred revenue	8,500	9,500
Non-current derivative liabilities	16,210	2,884
Other non-current liabilities	172	175
Other non-current liabilities—affiliate	26,632	26,321

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at March 31, 2016 and December 31, 2015)	259,168	305,747
Class B unitholders’ interest (145.3 million units issued and outstanding at March 31, 2016 and December 31, 2015)	(35,588)	(37,429)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at March 31, 2016 and December 31, 2015)	375,104	428,035
General partner’s interest (2% interest with 6.9 million units issued and outstanding at March 31, 2016 and December 31, 2015)	14,585	16,578
Total partners’ equity	613,269	712,931
Total liabilities and partners’ equity	$13,651,045	$12,833,153

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Regasification revenues	$65,384	$66,718
Regasification revenues—affiliate	1,635	812
LNG revenues	—	—
Other revenues	28	—
Total revenues	67,047	67,530

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,904	693
Operating and maintenance expense	17,385	30,540
Operating and maintenance expense—affiliate	10,830	4,773
Development expense	66	1,151
Development expense—affiliate	129	204
General and administrative expense	2,610	3,515
General and administrative expense—affiliate	22,198	21,597
Depreciation and amortization expense	19,388	14,879
Total operating costs and expenses	76,510	77,352

Loss from operations	(9,463)	(9,822)

Other income (expense)
Interest expense, net of amounts capitalized	(43,452)	(42,845)
Loss on early extinguishment of debt	(1,457)	(88,992)
Derivative loss, net	(20,808)	(37,138)
Other income	274	121
Total other expense	(65,443)	(168,854)

Net loss	$(74,906)	$(178,676)

Basic and diluted net loss per common unit	$(0.08)	$(0.61)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	57,084	57,080

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	57,084	$305,747	145,333	$(37,429)	135,384	$428,035	6,894	$16,578	$712,931
Net loss	—	(21,772)	—	—	—	(51,636)	—	(1,498)	(74,906)
Distributions	—	(24,261)	—	—	—	—	—	(495)	(24,756)
Amortization of beneficial conversion feature of Class B units	—	(546)	—	1,841	—	(1,295)	—	—	—
Balance at March 31, 2016	57,084	$259,168	145,333	$(35,588)	135,384	$375,104	6,894	$14,585	$613,269

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(74,906)	$(178,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash LNG inventory write-downs	216	17,502
Depreciation and amortization expense	19,388	14,879
Amortization of debt issuance costs and discount	3,617	2,504
Loss on early extinguishment of debt	1,457	88,992
Total losses on derivatives, net	24,200	36,384
Net cash used for settlement of derivative instruments	(2,838)	(37,015)
Changes in restricted cash for certain operating activities	13,659	6,244
Changes in operating assets and liabilities:
Accounts and interest receivable	(26)	(25,928)
Accounts receivable—affiliate	904	(1,544)
Advances to affiliate	(1,237)	5,519
Inventory	(290)	(29,676)
Accounts payable and accrued liabilities	34,184	47,945
Due to affiliates	(7,669)	(3,971)
Deferred revenue	(1,000)	(1,003)
Other, net	(2,225)	(5,542)
Other, net—affiliate	(373)	10,962
Net cash provided by (used in) operating activities	7,061	(52,424)

Cash flows from investing activities
Property, plant and equipment, net	(714,616)	(542,114)
Use of restricted cash for the acquisition of property, plant and equipment	744,098	572,434
Other	(34,369)	(30,508)
Net cash used in investing activities	(4,887)	(188)

Cash flows from financing activities
Proceeds from issuances of debt	1,235,000	2,000,000
Repayments of debt	(415,000)	—
Debt issuance and deferred financing costs	(48,652)	(50,662)
Investment in restricted cash	(885,172)	(1,949,338)
Distributions to owners	(24,756)	(24,754)
Net cash used in financing activities	(138,580)	(24,754)

Net decrease in cash and cash equivalents	(136,406)	(77,366)
Cash and cash equivalents—beginning of period	146,221	248,830
Cash and cash equivalents—end of period	$9,815	$171,464

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, operating results or cash flows.

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “Liquefaction Project”). As a result, we introduced a new line item entitled “Cost of sales” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made in the prior period into this new line item. Cost of sales includes costs incurred directly for the production of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense, which now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we distinguished and reclassified our historical “revenues” line item into “regasification revenues” and “LNG revenues.” Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG. LNG revenues include fees that will be received pursuant to our SPAs and related LNG marketing activities.

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

cash from operating surplus after the initial quarterly distributions have been achieved and as additional target levels are met. The higher percentages range from 15% to 50%.

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the “Liquefaction Project”). In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 1.68 and 1.65, respectively, as of March 31, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$115,469	$77,415
Liquefaction project	177,609	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	108,894	—
Total current restricted cash	$401,972	$274,557

Non-current restricted cash
SPLNG debt service	$13,650	$13,650

Under the indentures governing the senior notes issued by SPLNG (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the SPLNG Indentures. During the three months ended March 31, 2016 and 2015, SPLNG made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

In February 2016, we entered into a $2.8 billion credit facility (the “2016 CQP Credit Facilities”). Under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to us, we, and Cheniere Investments and CTPL as our guarantor subsidiaries, are subject to limitations on the use of cash. Specifically, we, Cheniere Investments and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Natural gas	$3,333	$5,724
LNG	2,847	3,690
Materials and other	22,363	7,253
Total inventory	$28,543	$16,667

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$2,736,918	$2,478,036
LNG terminal construction-in-process (1)	10,399,834	9,859,836
LNG site and related costs, net	133	135
Accumulated depreciation	(429,060)	(411,907)
Total LNG terminal costs, net	12,707,825	11,926,100
Fixed assets
Computer and office equipment	1,126	1,126
Furniture and fixtures	1,475	1,375
Computer software	4,198	4,238
Vehicles	2,484	2,081
Machinery and equipment	1,938	1,906
Other	95	93
Accumulated depreciation	(5,762)	(5,317)
Total fixed assets, net	5,554	5,502
Property, plant and equipment, net	$12,713,379	$11,931,602

(1)
As of March 31, 2016, LNG terminal construction-in-process is presented net of amounts received from the sale of commissioning cargoes because the related costs were capitalized as testing costs for the construction of the Liquefaction Project.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain of our credit facilities (“Interest Rate Derivatives”);

•
commodity derivatives consisting of natural gas purchase agreements for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives”, and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”); and

•
commodity derivatives to hedge the exposure to price risk attributable to future: (1) sales of our LNG inventory and (2) purchases of natural gas to operate the Sabine Pass LNG terminal (“Natural Gas Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

SPLNG has elected to account for a portion of the Natural Gas Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

of Operations until the period of delivery. SPLNG had not posted collateral for such forward contracts as of March 31, 2016 and December 31, 2015.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or other non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(18,009)	$—	$(18,009)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives liability	—	(9,490)	—	(9,490)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	—	(151)	30,054	29,903	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	39	—	39

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of March 31, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. In the absence of infrastructure to accommodate marketable physical gas flow, our internal fair value models are based on a market price that equates to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

There were no transfers into or out of Level 3 Physical Liquefaction Supply Derivatives for the three months ended March 31, 2016 and 2015. As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2016:

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$30,054	Income Approach	Basis Spread	$ (0.350) - $0.020

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(2,653)	—
Purchases and settlements:
Purchases	215	—
Settlements (1)	—	—
Balance, end of period	$30,054	$342
Change in unrealized gains relating to instruments still held at end of period	$(2,194)	$—

(1)	Does not include the decrease in fair value of $0.5 million related to the realized gains capitalized during the three months ended March 31, 2016.

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

Interest Rate Derivatives

SPL Interest Rate Derivatives

SPL has entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the $4.6 billion credit facilities (the “2015 SPL Credit Facilities”). The SPL Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities.

In March 2015, SPL settled a portion of the SPL Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the previous credit facilities.

CQP Interest Rate Derivatives

In March 2016, we entered into interest rate swaps (“CQP Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2016 CQP Credit Facilities. The CQP Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2016 CQP Credit Facilities.

As of March 31, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	March 31, 2016			December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Derivative liabilities	$(6,759)	$(4,530)	$(11,289)	$(5,940)	$—	$(5,940)
Non-current derivative liabilities	(11,250)	(4,960)	(16,210)	(2,800)	—	(2,800)
Total derivative liabilities	(18,009)	(9,490)	(27,499)	(8,740)	—	(8,740)

Derivative liability, net	$(18,009)	$(9,490)	$(27,499)	$(8,740)	$—	$(8,740)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
SPL Interest Rates Derivatives loss	$(11,278)	$(37,138)
CQP Interest Rate Derivatives loss	(9,530)	—

Commodity Derivatives

We recognize all commodity derivative instruments that qualify for derivative accounting treatment, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	March 31, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$2,222	$—	$2,222	$2,737	$39	$2,776
Non-current derivative assets	28,210	—	28,210	30,304	—	30,304
Total derivative assets	30,432	—	30,432	33,041	39	33,080

Derivative liabilities	(529)	—	(529)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(529)	—	(529)	(574)	—	(574)

Derivative asset, net	$29,903	$—	$29,903	$32,467	$39	$32,506

(1)	Does not include collateral of $1.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of March 31, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
	Statement of Operations Location	2016	2015
Liquefaction Supply Derivatives gain	Revenues	$28	$—
Liquefaction Supply Derivatives loss (1)	Cost of sales	(3,594)	—
Natural Gas Derivatives gain	Operating and maintenance expense	174	754

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of March 31, 2016, SPL has secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,134.9 million MMBtu as of March 31, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

 Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of March 31, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

Balance Sheet Presentation

Our Interest Rate Derivatives and Commodity Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2016
SPL Interest Rate Derivatives	$(18,009)	$—	$(18,009)
CQP Interest Rate Derivatives	(9,490)	—	(9,490)
Liquefaction Supply Derivatives	30,618	(186)	30,432
Liquefaction Supply Derivatives	(1,668)	1,139	(529)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	188	(149)	39

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$19,766	$32,049
Advances made to municipalities for water system enhancements	88,151	89,953
Tax-related payments and receivables	25,197	27,615
Information technology service assets	30,156	30,371
Other	57,361	52,043
Total other non-current assets	$220,631	$232,031

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Interest expense and related debt fees	$167,400	$150,336
Liquefaction Project costs	158,264	66,223
LNG terminal costs	4,230	3,918
Other accrued liabilities	2,394	3,815
Total accrued liabilities	$332,288	$224,292

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—DEBT

As of March 31, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”) (1)	$420,000	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $8,341 and $8,718	2,008,341	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $6,212 and $6,392	1,506,212	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
2015 SPL Credit Facilities	1,505,000	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	450,000	—
Unamortized debt issuance costs (2)	(155,484)	(160,356)
Total long-term debt, net	10,734,069	10,018,325

Current debt
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of $3,130 and $4,303 (3)	1,662,370	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	125,000	15,000
Unamortized debt issuance costs (2)	(2,052)	(2,818)
Total current debt, net	1,785,318	1,673,379

Total debt, net	$12,519,387	$11,691,704

(1)
Must be redeemed or repaid concurrently with the 2016 Senior Notes under the terms of the 2016 CQP Credit Facilities if the obligations under the 2016 Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities.

(2)
Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, which require debt issuance costs related to term notes to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset, retrospectively for each reporting period presented. As a result, we reclassified $160.4 million and $2.8 million from debt issuance costs, net to long-term debt, net and current debt, net, respectively, as of December 31, 2015.

(3)	Matures on November 30, 2016. We currently anticipate satisfying this obligation with borrowings under the 2016 CQP Credit Facilities.

2016 Debt Issuances and Redemptions

2016 CQP Credit Facilities

In February 2016, we entered into the $2.8 billion 2016 CQP Credit Facilities, which consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The 2016 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and adjusted one month LIBOR plus 1.0%), plus the applicable margin. The applicable margin for LIBOR loans is 2.25% per annum, and the applicable margin for base rate loans is 1.25% per annum, in each case with a 0.50% step-up beginning on February 25, 2019. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

We incurred $48.7 million of debt issuance costs during the three months ended March 31, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. The prepayment of the CTPL Term Loan resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the three months ended March 31, 2016. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

The 2016 CQP Credit Facilities mature on February 25, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit our ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the terms of the 2016 CQP Credit Facilities, we are required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than: (1) SPL, (2) SPLNG until funding of its tranche term loan and (3) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities
Total facility size	$4,600,000	$1,200,000	$2,800,000
Outstanding balance	1,505,000	125,000	450,000
Letters of credit issued	—	236,459	7,500
Available commitment	$3,095,000	$838,541	$2,342,500

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Total interest cost	$192,620	$160,086
Capitalized interest	(149,168)	(117,241)
Total interest expense, net	$43,452	$42,845

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$10,596,923	$10,299,660	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	2,080,000	2,080,000	860,000	860,000

(1)
Includes 2016 SPLNG Senior Notes, net of discount; 2020 SPLNG Senior Notes; 2021 SPL Senior Notes, net of premium; 2022 SPL Senior Notes; 2023 SPL Senior Notes, net of premium; 2024 SPL Senior Notes and 2025 SPL Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of our Senior Notes and other similar instruments.

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(3)	Includes 2015 SPL Credit Facilities, SPL Working Capital Facility and 2016 CQP Credit Facilities.

NOTE 10—RELATED PARTY TRANSACTIONS

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

In connection with this TUA, SPL is required to pay for a portion of the cost (primarily LNG inventory) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. During the three months ended March 31, 2016 and 2015, we recorded $0.3 million and $17.8 million, respectively, as operating and maintenance expense related to this obligation.

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. We recorded no revenues—affiliate from Cheniere Marketing during the three months ended March 31, 2016 and 2015, respectively, related to the Amended and Restated VCRA.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commissioning Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC.

Services Agreements
As of March 31, 2016 and December 31, 2015, we had $29.4 million and $39.8 million of advances to affiliates, respectively, under the services agreements described below. During the three months ended March 31, 2016 and 2015, we recorded general and administrative expense—affiliate of $22.2 million and $21.6 million, respectively, and operating and maintenance expense—affiliate of $10.8 million and $4.8 million, respectively, under the services agreements described below.

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

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has entered into an information technology services agreement with Cheniere, pursuant to which Cheniere Investments’ subsidiaries receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

SPL O&M Agreement

SPL has entered into an operation and maintenance agreement (the “SPL O&M Agreement”) with Cheniere Investments pursuant to which SPL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of SPL, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, SPL is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, SPL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the SPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPL O&M Agreement are required to be remitted to such subsidiary.
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

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the “LNG Lease Agreement”) with Cheniere Marketing that enables Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of the LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities. As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, any LNG inventory purchased by Cheniere Marketing under this arrangement is

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

classified as inventory—affiliate on our Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, we had no LNG inventory—affiliate recorded on our Consolidated Balance Sheets under the LNG Lease Agreement.

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of up to $25.0 million in order to aid in their reconstruction efforts following Hurricane Rita. As of March 31, 2016, SPLNG has fulfilled its aggregate commitment obligations to the various Cameron Parish, Louisiana taxing authorities. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of March 31, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

SPLNG recorded operating and maintenance expense—affiliate of $0.7 million and $1.6 million in the three months ended March 31, 2016 and 2015, respectively, for natural gas purchased from Cheniere Marketing under these agreements. SPLNG recorded regasification revenues—affiliate of $0.9 million and $1.3 million in the three months ended March 31, 2016 and 2015, respectively, for natural gas sold to Cheniere Marketing under these agreements.

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of SPLNG, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. Tug Services recorded revenues—affiliate of $0.6 million and $0.7 million pursuant to this agreement in each of the three months ended March 31, 2016 and 2015, respectively.

LNG Terminal Export Agreement

In January 2010, SPLNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2016 and 2015.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 11—NET LOSS PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On April 22, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on May 13, 2016 to unitholders of record as of May 2, 2016 for the period from January 1, 2016 to March 31, 2016.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of June 2017 and August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three months ended March 31, 2016 and 2015.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following is a schedule by years, based on the capital structure as of March 31, 2016, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2016	$(29,565)	$99,685	$(70,119)
2017	(594,426)	2,004,209	(1,409,783)

Under our partnership agreement, the incentive distribution rights (“IDRs”) participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two-class method earnings per unit calculation for any of the periods presented. The following table (in thousands, except per unit data) provides a reconciliation of net loss and the allocation of net loss to the common units, the subordinated units and the general partner units for purposes of computing net loss per unit.

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Three Months Ended March 31, 2016
Net loss	$(74,906)
Declared distributions	24,756	24,261	—	—	495
Assumed allocation of undistributed net loss	$(99,662)	(28,967)	—	(68,702)	(1,993)
Assumed allocation of net loss		$(4,706)	$—	$(68,702)	$(1,498)

Weighted average units outstanding		57,084	145,333	135,384
Net loss per unit		$(0.08)	$—	$(0.51)

Three Months Ended March 31, 2015
Net loss	$(178,676)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(203,430)	(59,125)	—	(140,236)	(4,070)
Assumed allocation of net loss		$(34,866)	$—	$(140,236)	$(3,575)

Weighted average units outstanding		57,080	145,333	135,384
Net loss per unit		$(0.61)	$—	$(1.04)

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized and deferred	$23,903	$—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $307.3 million and $147.5 million, as of March 31, 2016 and 2015, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of March 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
		December 31, 2016	The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory
This standard requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance may be early adopted and must be adopted prospectively.
		January 1, 2017	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
		January 1, 2019	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of recent accounting standards that were adopted by the Partnership during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
These amendments primarily affect asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

These standards require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Debt issuance costs incurred in connection with line of credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line of credit arrangement. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 9—Debt for required disclosures for a change in accounting principle.

ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions
This standard requires a master limited partnership to allocate net income (losses) of a transferred business entirely to the general partner when computing earnings per unit for periods before the dropdown transaction occurred. This guidance also requires a master limited partnership to disclose the effects of the dropdown transaction on net income (losses) per unit for the periods before and after the dropdown transaction occurred. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements regarding any SPA or any other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Through our wholly owned subsidiary, SPLNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, SPL. We plan to construct up to six Trains, which are in various stages of development. Trains 1 and 2 are undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
In February 2016, we entered into a Credit and Guaranty Agreement for the incurrence of debt of up to an aggregate amount of approximately $2.8 billion (the “2016 CQP Credit Facilities”). The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 7.50% Senior Secured Notes due 2016 issued by SPLNG (the “2016 SPLNG Senior Notes”) and the 6.50% Senior Secured Notes due 2020 issued by SPLNG (the “2020 SPLNG Senior Notes” and collectively with the 2016 SPLNG Senior Notes, the “SPLNG Senior Notes”) (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

•	In February 2016, SPL commenced production and shipment of LNG commissioning cargoes from Train 1 of the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2016, we had $9.8 million of cash and cash equivalents and $415.6 million of current and non-current restricted cash (which included current and non-current restricted cash available to us and our subsidiaries) designated for the following purposes: $108.9 million for the 2016 CQP Credit Facilities, $177.6 million for the Liquefaction Project and $129.1 million for interest payments related to the SPLNG Senior Notes.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the Liquefaction Project. SPL entered into a partial TUA assignment agreement with Total, whereby SPL will progressively gain access to Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement will provide SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to accommodate the development of Trains 5 and 6, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of Train 3 and permit SPL to more flexibly manage its LNG storage capacity with the commencement of Train 1. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In June 2015, we commenced construction of Train 5 and the related facilities.

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal (1) to FTA countries for a 30-year term and (2) to non-FTA countries for a 20-year term with a 3-year makeup period for LNG volumes SPL was unable to export during the initial 20-year export period, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued an order authorizing SPL to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term up to the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing SPL to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term up to a combined total of 503.3 Bcf/yr of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries and the DOE has not yet issued a final ruling on the rehearing requests. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued. Furthermore, the DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016 up to 600 Bcf in total of natural gas.

As of March 31, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 98.3% and 83.8%, respectively.  As of March 31, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 28.8% with engineering, procurement, subcontract work and Bechtel direct hire construction approximately 59.1%, 45.1%, 24.2% and 0.4% complete, respectively.  As of March 31, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016. Based on our current construction schedule, we anticipate that Train 2 will produce LNG as early as mid-2016 and Trains 3 through 5 are expected to commence operations on a staggered basis thereafter.

Customers

SPL has entered into six fixed price, 20-year SPAs with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. For SPL’s natural gas storage requirements, SPL has entered into firm storage services agreements with third parties. The storage services agreements assist SPL in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2016, SPL has secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements.

Construction

SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL will begin generating cash flow from operations through the sale of LNG cargoes in 2016.

Senior Secured Notes

As of March 31, 2016, our subsidiaries had seven series of senior secured notes outstanding (collectively, the “Senior Notes”):

•	$1.7 billion of 2016 SPLNG Senior Notes;

•	$0.4 billion of 2020 SPLNG Senior Notes;

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 issued by SPL (the “2021 SPL Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 issued by SPL (the “2022 SPL Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 issued by SPL (the “2023 SPL Senior Notes”);

•	$2.0 billion of 5.75% Senior Secured Notes due 2024 issued by SPL (the “2024 SPL Senior Notes”); and

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes and the 2024 SPL Senior Notes, the “SPL Senior Notes”).

Interest on the SPL Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the SPLNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of SPLNG’s equity interests and substantially all of SPLNG’s operating assets. The SPL Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets.

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

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes, SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the SPL Senior Notes (the “SPL Indenture”), plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes, redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the SPL Indenture, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the three months ended March 31, 2016 and 2015, SPLNG made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

The SPL Indenture includes restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes, the 2015 SPL Credit Facilities and the SPL Working Capital Facility.

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of March 31, 2016, SPL had $3.1 billion of available commitments and $1.5 billion of outstanding borrowings under the 2015 SPL Credit Facilities.

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

Under the terms of the 2015 SPL Credit Facilities, SPL is required to hedge not less than 65% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. Additionally, SPL may not make any distributions until substantial completion of Trains 1 and 2 of the Liquefaction Project has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

2013 SPL Credit Facilities
 In May 2013, SPL entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 SPL Credit Facilities”) to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. In June 2015, the 2013 SPL Credit Facilities were replaced with the 2015 SPL Credit Facilities.

In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL terminated approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 SPL Credit Facilities of $89.0 million for the three months ended March 31, 2015.

CTPL Term Loan
In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Term Loan”), which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. In February 2016, CTPL prepaid the full amount of $400.0 million outstanding under the CTPL Term Loan with capital contributions from us, which we funded with borrowings under the 2016 CQP Credit Facilities. This prepayment resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the three months ended March 31, 2016.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of March 31, 2016, we had $2.3 billion of available commitments, $7.5 million aggregate amount of issued letters of credit and outstanding borrowings of $450.0 million under the 2016 CQP Credit Facilities.

The 2016 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and adjusted one month LIBOR plus 1.0%), plus the applicable margin. The applicable margin for LIBOR loans is 2.25% per annum, and the applicable margin for base rate loans is 1.25% per annum, in each case with a 0.50% step-up beginning on February 25, 2019. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

We incurred $48.7 million of debt issuance costs during the three months ended March 31, 2016 and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

The 2016 CQP Credit Facilities mature on February 25, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit our ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the terms of the 2016 CQP Credit Facilities, we are required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than: (1) SPL, (2) SPLNG until funding of its tranche term loan and (3) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “SPL LC Agreement”). The SPL Working Capital

Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2016, SPL had $838.5 million of available commitments, $236.5 million aggregate amount of issued letters of credit and $125.0 million outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million outstanding under the SPL Working Capital Facility.

The SPL Working Capital Facility accrues interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the SPL Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the SPL Working Capital Facility is 0.75% per annum. Interest on Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of March 31, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and the 2015 SPL Credit Facilities.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2016	2015
Sources of cash and cash equivalents
Proceeds from issuances of debt	$1,235,000	$2,000,000
Use of restricted cash for the acquisition of property, plant and equipment	744,098	572,434
Operating cash flow	7,061	—
Total sources of cash and cash equivalents	1,986,159	2,572,434

Uses of cash and cash equivalents
Investment in restricted cash	(885,172)	(1,949,338)
Repayments of debt	(415,000)	—
Property, plant and equipment, net	(714,616)	(542,114)
Debt issuance and deferred financing costs	(48,652)	(50,662)
Distributions to owners	(24,756)	(24,754)
Operating cash flow	—	(52,424)
Other	(34,369)	(30,508)
Total uses of cash and cash equivalents	(2,122,565)	(2,649,800)

Net decrease in cash and cash equivalents	(136,406)	(77,366)
Cash and cash equivalents—beginning of period	146,221	248,830
Cash and cash equivalents—end of period	$9,815	$171,464

Proceeds from Issuances of Debt, Debt Issuance and Deferred Financing Costs and Repayments of Debt

In February 2016, we entered into the 2016 CQP Credit Facilities and borrowed $450.0 million to prepay the $400.0 million CTPL Term Loan. Additionally, during the three months ended March 31, 2016, we borrowed $660.0 million under the 2015 SPL Credit Facilities and $125.0 million under the SPL Working Capital Facility, offset by a $15.0 million repayment of borrowings under the SPL Working Capital Facility. In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes. Debt issuance and deferred financing costs in the three months ended March 31, 2016 primarily related to the up-front fees paid upon the closing of the 2016 CQP Credit Facilities and in the three months ended March 31, 2015 related to the issuance of the 2025 SPL Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the three months ended March 31, 2016 and 2015, we used $744.1 million and $572.4 million, respectively, of restricted cash for investing activities to fund $714.6 million and $542.1 million, respectively, of construction costs for Trains 1 through 5 of the Liquefaction Project, which are capitalized as construction-in-process.

Operating Cash Flow

During the three months ended March 31, 2015, we used $52.4 million of cash in operating activities, compared to $7.1 million of cash provided by operating activities during the three months ended March 31, 2016. The higher operating cash outflows in the three months ended March 31, 2015 primarily related to additional cash paid to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which was not repeated in the three months ended March 31, 2016, and the timing of receivables due from third parties.

Investment in Restricted Cash

In the three months ended March 31, 2016, we invested $885.2 million in restricted cash primarily related to the borrowings under the 2016 CQP Credit Facilities, 2015 SPL Credit Facilities and SPL Working Capital Facility, net of deferred financing costs and repayment of the CTPL Term Loan. In the three months ended March 31, 2015, we invested $1,949.3 million in restricted cash primarily related to the net proceeds from the 2025 SPL Senior Notes, partially offset by the use of restricted cash related to the payment of commitment fees for the 2013 SPL Credit Facilities.

Other

During the three months ended March 31, 2016, we used $34.4 million of cash for other activities, which primarily related to payments made pursuant to the information technology services agreement for capital assets purchased on our behalf. During the three months ended March 31, 2015, we used $30.5 million of cash in other activities primarily as a result of payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2016 and 2015:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
February 12, 2016	October 1 - December 31, 2015	$0.425	—	$24,259	—	—	$495
February 13, 2015	October 1 - December 31, 2014	0.425	—	24,259	—	—	495

On April 22, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner will be paid on May 13, 2016 to owners of record as of May 2, 2016 for the period from January 1, 2016 to March 31, 2016.

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 1.68 and 1.65, respectively, as of March 31, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Our consolidated net loss decreased $103.8 million, from $178.7 million in the three months ended March 31, 2015, to $74.9 million in the three months ended March 31, 2016. The decrease in consolidated net loss was primarily a result of decreased loss on early extinguishment of debt, decreased derivative loss, net and decreased operating and maintenance expense.

Loss on early extinguishment of debt decreased $87.5 million, from $89.0 million in the three months ended March 31, 2015, to $1.5 million in the three months ended March 31, 2016. Loss on early extinguishment of debt during the three months ended March 31, 2016 was attributable to the write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan in February 2016. Loss on early extinguishment of debt during the three months ended March 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in March 2015.

Derivative loss, net decreased $16.3 million, from $37.1 million in the three months ended March 31, 2015, to $20.8 million in the three months ended March 31, 2016. The derivative loss recognized during the three months ended March 31, 2016 was attributable to a decrease in the forward LIBOR curve during that period. The $37.1 million derivative loss recognized during the three months ended March 31, 2015 was primarily attributable to the loss recognized in March 2015 upon the termination of interest rate swaps associated with the 2013 SPL Credit Facilities.

Operating and maintenance expense decreased $13.1 million in the three months ended March 31, 2016, from $30.5 million in the three months ended March 31, 2015, to $17.4 million in the three months ended March 31, 2016. This decrease was due to expenses incurred during the three months ended March 31, 2015 to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we did not incur during the three months ended March 31, 2016.

There was no significant change to interest expense, net of amounts capitalized in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first five Trains of the Liquefaction Project. For the three months ended March 31, 2016 and 2015, we incurred $192.6 million and $160.1 million of total interest cost, respectively, of which we capitalized and deferred $149.2 million and $117.2 million, respectively.

During the three months ended March 31, 2016, we did not have any LNG revenues related to amounts received from the sale of commissioning cargoes because amounts received were offset against LNG terminal construction-in-process. Amounts received relating to the commissioning cargoes, and the related costs incurred, are capitalized as testing costs for the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 13—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of March 31, 2016, we estimated the fair value of the Liquefaction Supply Derivatives to be $29.9 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis price would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $6.1 million as of March 31, 2016, compared to $0.9 million as of December 31, 2015. See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the SPL Interest Rate Derivatives to be $18.0 million. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $1.9 million as of March 31, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the three months ended March 31, 2016.

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CQP Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the CQP Interest Rate Derivatives to be $9.5 million. This 10% change in interest rates would have resulted in a change in the fair value of the CQP Interest Rate Derivatives of $4.2 million as of March 31, 2016.

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

LDEQ Matter

SPLNG, SPL and Sabine Pass Liquefaction Expansion, LLC (“SPLE”), are in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations arising from operation of the Sabine Pass LNG terminal and the commissioning of the natural gas liquefaction facilities at such terminal and relating to certain requirements under its operating permit issued under Title V of the Clean Air Act Title V permit conditions. The matter involves deviations self-reported to LDEQ pursuant to the Title V permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, SPLNG, SPL and SPLE received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. SPLNG, SPL and SPLE continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

On May 4, 2016, Cheniere entered into a letter agreement (the “Letter Agreement”) with Mr. Teague, its Executive Vice President, Asset Group and President and Chief Operating Officer of our general partner. Pursuant to the terms of the Letter Agreement, unless terminated earlier by either party, Mr. Teague’s employment with Cheniere will continue through the date that is seven days after the date of substantial completion of Train 2 of our liquefaction project under construction and development at the Sabine Pass LNG terminal in Louisiana (the “Continuation Period”), which we expect to be achieved in September 2016, based on the current construction schedule. Upon any termination of Mr. Teague’s employment with Cheniere, he has agreed to resign from any position he holds with our general partner. Mr. Teague has agreed in the Letter Agreement not to use or disclose any of Cheniere’s or its affiliates’ confidential or proprietary information.

The foregoing description of the Letter Agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.6 hereto and incorporated herein by reference.

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco, an affiliate of Blackstone Group, is a holder of more than 29% of our outstanding equity interests and has three representatives on the board of directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

We have received notice from Blackstone Group that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 have not been reported by Travelport. Blackstone Group informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

We have received notice from Blackstone Group that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from January 1, 2016 through March 31, 2016, NCR maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR has been winding down its past operations in Syria. NCR’s current license expired on April 30, 2016. NCR has also received licenses from OFAC to close the CBS account and terminate any guarantees.  NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Credit and Guaranty Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.2
Depositary Agreement, dated as of February 25, 2016, among the Partnership, certain subsidiaries of the Partnership, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Bank (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.5
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 & East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.6†
Letter agreement between R. Keith Teague and Cheniere Energy, Inc., dated May 4, 2016 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2016)

10.7*
Administrative Amendment, dated December 31, 2015, to the Second Amended and Restated Common Terms Agreement dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC and Société Générale, as the Common Security Trustee and Intercreditor Agent

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	May 5, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 5, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)