Form 10-Q
period 2016-06-30
Cheniere Energy Partners, L.P.
filed 2016-08-09
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 1, 2016, the issuer had 57,104,348 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$12,262	$146,221
Restricted cash	450,506	274,557
Accounts and other receivables	71,499	741
Accounts receivable—affiliate	176	1,271
Advances to affiliate	41,486	39,836
Inventory	48,331	16,667
Other current assets	21,726	14,182
Total current assets	645,986	493,475

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	13,223,191	11,931,602
Debt issuance costs, net	137,605	132,091
Non-current derivative assets	20,472	30,304
Other non-current assets	217,946	232,031
Total assets	$14,258,850	$12,833,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$35,581	$16,407
Accrued liabilities	336,316	224,292
Current debt, net	1,662,257	1,673,379
Due to affiliates	87,349	115,123
Deferred revenue	26,709	26,669
Deferred revenue—affiliate	717	717
Derivative liabilities	15,943	6,430
Other current liabilities	54	—
Total current liabilities	2,164,926	2,063,017

Long-term debt, net	11,543,524	10,018,325
Non-current deferred revenue	7,500	9,500
Non-current derivative liabilities	26,904	2,884
Other non-current liabilities	170	175
Other non-current liabilities—affiliate	27,404	26,321

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at June 30, 2016 and December 31, 2015)	204,009	305,747
Class B unitholders’ interest (145.3 million units issued and outstanding at June 30, 2016 and December 31, 2015)	(29,425)	(37,429)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at June 30, 2016 and December 31, 2015)	301,749	428,035
General partner’s interest (2% interest with 6.9 million units issued and outstanding at June 30, 2016 and December 31, 2015)	12,089	16,578
Total partners’ equity	488,422	712,931
Total liabilities and partners’ equity	$14,258,850	$12,833,153

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Regasification revenues	$65,122	$66,490	$130,506	$133,208
Regasification revenues—affiliate	717	1,199	2,352	2,011
LNG revenues	85,332	—	85,360	—
Total revenues	151,171	67,689	218,218	135,219

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	49,294	91	53,198	784
Operating and maintenance expense	24,717	9,298	42,102	39,838
Operating and maintenance expense—affiliate	11,156	7,501	21,986	12,274
Development expense	70	1,367	136	2,518
Development expense—affiliate	153	206	282	410
General and administrative expense	3,792	4,081	6,402	7,596
General and administrative expense—affiliate	21,211	33,472	43,409	55,069
Depreciation and amortization expense	28,184	15,991	47,572	30,870
Total operating costs and expenses	138,577	72,007	215,087	149,359

Income (loss) from operations	12,594	(4,318)	3,131	(14,140)

Other income (expense)
Interest expense, net of capitalized interest	(71,999)	(50,148)	(115,451)	(92,993)
Loss on early extinguishment of debt	(26,304)	(7,281)	(27,761)	(96,273)
Derivative gain (loss), net	(14,792)	1,469	(35,600)	(35,669)
Other income	376	235	650	356
Total other expense	(112,719)	(55,725)	(178,162)	(224,579)

Net loss	$(100,125)	$(60,043)	$(175,031)	$(238,719)

Basic and diluted net loss per common unit	$(0.21)	$(0.01)	$(0.29)	$(0.62)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	57,084	57,080	57,084	57,080

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	57,084	$305,747	145,333	$(37,429)	135,384	$428,035	6,894	$16,578	$712,931
Net loss	—	(50,875)	—	—	—	(120,656)	—	(3,500)	(175,031)
Distributions	—	(48,521)	—	—	—	—	—	(990)	(49,511)
Issuance of common units as compensation to non-management directors	1	32	—	—	—	—	—	1	33
Amortization of beneficial conversion feature of Class B units	—	(2,374)	—	8,004	—	(5,630)	—	—	—
Balance at June 30, 2016	57,085	$204,009	145,333	$(29,425)	135,384	$301,749	6,894	$12,089	$488,422

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(175,031)	$(238,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash LNG inventory write-downs	—	17,366
Depreciation and amortization expense	47,572	30,870
Amortization of debt issuance costs and discount	8,873	5,019
Loss on early extinguishment of debt	27,761	96,273
Total losses on derivatives, net	47,696	35,128
Net cash used for settlement of derivative instruments	(4,081)	(38,028)
Other	33	25
Changes in restricted cash for certain operating activities	110,089	15,954
Changes in operating assets and liabilities:
Accounts and other receivables	(70,757)	(77)
Accounts receivable—affiliate	1,206	1,441
Advances to affiliate	956	2,541
Inventory	(17,470)	(27,427)
Accounts payable and accrued liabilities	49,320	84,580
Due to affiliates	(2,955)	12,627
Deferred revenue	(1,960)	(1,985)
Other, net	(8,737)	(9,509)
Other, net—affiliate	(751)	16,501
Net cash provided by operating activities	11,764	2,580

Cash flows from investing activities
Property, plant and equipment, net	(1,223,969)	(1,427,603)
Use of restricted cash for the acquisition of property, plant and equipment	1,255,607	1,471,632
Other	(38,782)	(51,017)
Net cash used in investing activities	(7,144)	(6,988)

Cash flows from financing activities
Proceeds from issuances of debt	3,365,000	2,000,000
Repayments of debt	(1,842,305)	—
Debt issuance and deferred financing costs	(70,049)	(145,998)
Investment in restricted cash	(1,541,645)	(1,854,002)
Distributions to owners	(49,511)	(49,508)
Other	(69)	—
Net cash used in financing activities	(138,579)	(49,508)

Net decrease in cash and cash equivalents	(133,959)	(53,916)
Cash and cash equivalents—beginning of period	146,221	248,830
Cash and cash equivalents—end of period	$12,262	$194,914

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “Liquefaction Project”). As a result, we introduced a new line item entitled “Cost of sales” and modified the components of activity included in “Operating and maintenance expense” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we distinguished and reclassified our historical “revenues” line item into “regasification revenues” and “LNG revenues.” Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG. Substantially all of our regasification revenues are received from our two long-term TUA customers. LNG revenues include fees that are received pursuant to our SPAs and related LNG marketing activities. During the three and six months ended June 30, 2016, we received substantially all of our net LNG revenues from one SPA customer.

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 1.74 and 1.71, respectively, as of June 30, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$77,415	$77,415
Liquefaction Project	263,114	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	109,977	—
Total current restricted cash	$450,506	$274,557

Non-current restricted cash
SPLNG debt service	$13,650	$13,650

Under the indentures governing the senior notes issued by SPLNG (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the SPLNG Indentures. During the six months ended June 30, 2016 and 2015, SPLNG made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

In February 2016, we entered into a $2.8 billion credit facility (the “2016 CQP Credit Facilities”). We, and Cheniere Investments and CTPL as our guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to us. Specifically, we, Cheniere Investments and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2016 and December 31, 2015, accounts and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
SPL trade receivable	$67,266	$—
Interest receivable	116	23
Other accounts receivable	4,117	718
Total accounts and other receivables	$71,499	$741
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of June 30, 2016, the entire balance of the SPL trade receivable was from a single SPA customer.

NOTE 5—INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Natural gas	$5,338	$5,724
LNG	17,535	3,690
Materials and other	25,458	7,253
Total inventory	$48,331	$16,667

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$5,447,566	$2,478,036
LNG terminal construction-in-process	8,224,575	9,859,836
LNG site and related costs, net	131	135
Accumulated depreciation	(454,967)	(411,907)
Total LNG terminal costs, net	13,217,305	11,926,100
Fixed assets
Computer and office equipment	1,451	1,126
Furniture and fixtures	1,667	1,375
Computer software	4,457	4,238
Machinery and equipment	1,938	1,906
Vehicles	2,748	2,081
Other	95	93
Accumulated depreciation	(6,470)	(5,317)
Total fixed assets, net	5,886	5,502
Property, plant and equipment, net	$13,223,191	$11,931,602

During the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $128.1 million and $142.3 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the Liquefaction Project.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS

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

SPLNG has elected to account for a portion of the Natural Gas Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Operations until the period of delivery. SPLNG had not posted collateral for such forward contracts as of June 30, 2016 and December 31, 2015.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(20,666)	$—	$(20,666)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives liability	—	(19,148)	—	(19,148)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(2,850)	381	22,434	19,965	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	39	—	39

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$22,434	Income Approach	Basis Spread	$(0.35) - $(0.02)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$30,054	$342	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(7,855)	27	(10,204)	27
Purchases and settlements:
Purchases	(16)	71	31	71
Settlements (1)	(71)	—	(128)	—
Transfers out of Level 3 (2)	322	—	243	—
Balance, end of period	$22,434	$440	$22,434	$440
Change in unrealized gains relating to instruments still held at end of period	$(7,795)	$27	$(9,484)	$27

(1)	Does not include the decrease in fair value of $0.1 million and $0.7 million related to the realized gains capitalized during the three and six months ended June 30, 2016, respectively.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.
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

Interest Rate Derivatives

SPL Interest Rate Derivatives

SPL has entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”). The SPL Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities.

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

As of June 30, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	June 30, 2016			December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Derivative liabilities	$(7,340)	$(5,570)	$(12,910)	$(5,940)	$—	$(5,940)
Non-current derivative liabilities	(13,326)	(13,578)	(26,904)	(2,800)	—	(2,800)
Total derivative liabilities	$(20,666)	$(19,148)	$(39,814)	$(8,740)	$—	$(8,740)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SPL Interest Rate Derivatives gain (loss)	$(4,752)	$1,469	$(16,030)	$(35,669)
CQP Interest Rate Derivatives loss	(10,040)	—	(19,570)	—

Commodity Derivatives

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of June 30, 2016, SPL has secured up to approximately 2,027.5 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,114.5 million MMBtu as of June 30, 2016.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of June 30, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments that qualify for derivative accounting treatment, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	June 30, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$2,526	$—	$2,526	$2,737	$39	$2,776
Non-current derivative assets	20,472	—	20,472	30,304	—	30,304
Total derivative assets	22,998	—	22,998	33,041	39	33,080

Derivative liabilities	(3,033)	—	(3,033)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(3,033)	—	(3,033)	(574)	—	(574)

Derivative asset, net	$19,965	$—	$19,965	$32,467	$39	$32,506

(1)	Does not include collateral of $0.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of June 30, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
Liquefaction Supply Derivatives loss	LNG revenues	$(34)	$—	$(6)	$—
Liquefaction Supply Derivatives gain (loss) (1)	Cost of sales	(8,670)	81	(12,264)	81
Natural Gas Derivatives gain (loss)	Operating and maintenance expense	—	(294)	174	460

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2016
SPL Interest Rate Derivatives	$(20,666)	$—	$(20,666)
CQP Interest Rate Derivatives	(19,148)	—	(19,148)
Liquefaction Supply Derivatives	23,165	(167)	22,998
Liquefaction Supply Derivatives	(4,505)	1,472	(3,033)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	188	(149)	39

NOTE 8—OTHER NON-CURRENT ASSETS

As of June 30, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$14,000	$32,049
Advances made to municipalities for water system enhancements	95,584	89,953
Tax-related payments and receivables	25,751	27,615
Information technology service assets	29,532	30,371
Other	53,079	52,043
Total other non-current assets	$217,946	$232,031

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Interest costs and related debt fees	$155,222	$150,336
Liquefaction Project costs	174,645	67,006
LNG terminal costs	4,795	3,918
Other accrued liabilities	1,654	3,032
Total accrued liabilities	$336,316	$224,292

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt:
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”) (1)	$420,000	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7,959 and $8,718	2,007,959	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $6,029 and $6,392	1,506,029	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500,000	—
2015 SPL Credit Facilities	832,695	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	450,000	—
Unamortized debt issuance costs (2)	(173,159)	(160,356)
Total long-term debt, net	11,543,524	10,018,325

Current debt:
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of $1,956 and $4,303 (3)	1,663,544	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	15,000
Unamortized debt issuance costs (2)	(1,287)	(2,818)
Total current debt, net	1,662,257	1,673,379

Total debt, net	$13,205,781	$11,691,704

(1)
Must be redeemed or repaid concurrently with the 2016 SPLNG Senior Notes under the terms of the 2016 CQP Credit Facilities if the obligations under the 2016 SPLNG Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities.

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

2016 Debt Issuances and Redemptions

2026 SPL Senior Notes

In June 2016, SPL issued an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes. Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. The 2026 SPL Senior Notes accrue interest at a fixed rate of 5.875%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

and interest on the 2026 SPL Senior Notes is payable semi-annually in arrears. The terms of the 2026 SPL Senior Notes are governed by the same common indenture as SPL’s other senior notes, which contains customary terms and events of default, covenants and redemption terms.

In connection with the closing of the sale of the 2026 SPL Senior Notes, SPL entered into a Registration Rights Agreement dated June 14, 2016 (the “2026 SPL Registration Rights Agreement”). Under the terms of the 2026 SPL Registration Rights Agreement, SPL has agreed, and any future guarantors of the 2026 SPL Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after June 14, 2016 with respect to an offer to exchange any and all of the 2026 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the respective 2026 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2026 SPL Senior Notes. SPL will be obligated to pay additional interest if it fails to comply with its obligation to register the 2026 SPL Senior Notes within the specified time period.

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

We incurred $48.7 million of debt issuance costs during the six months ended June 30, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. The prepayment of the CTPL Term Loan resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the six months ended June 30, 2016. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$4,600,000	$1,200,000	$2,800,000
Outstanding balance	832,695	—	450,000
Commitments terminated	1,287,305	—	—
Letters of credit issued	—	237,270	7,500
Available commitment	$2,480,000	$962,730	$2,342,500

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total interest cost	$204,693	$174,825	$397,313	$334,911
Capitalized interest	(132,694)	(124,677)	(281,862)	(241,918)
Total interest expense, net	$71,999	$50,148	$115,451	$92,993

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$12,097,532	$12,163,254	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	1,282,695	1,282,695	860,000	860,000

(1)
Includes 2016 SPLNG Senior Notes, net of discount; 2020 SPLNG Senior Notes; 2021 SPL Senior Notes, net of premium; 2022 SPL Senior Notes; 2023 SPL Senior Notes, net of premium; 2024 SPL Senior Notes; 2025 SPL Senior Notes and 2026 SPL Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Regasification revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	$—	$—	$919	$—
Tug Boat Lease Sharing Agreement	717	708	1,433	1,417
Other agreements	—	491	—	594
Total regasification revenues—affiliate	717	1,199	2,352	2,011

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	607	—
Services Agreements	11,167	7,502	21,395	12,280
Other agreements	(11)	(1)	(16)	(6)
Total operating and maintenance expense—affiliate	11,156	7,501	21,986	12,274

Development expense—affiliate
Services Agreements	153	206	282	410

General and administrative expense—affiliate
Services Agreements	21,211	33,472	43,409	55,069

LNG Terminal Capacity Agreements

Terminal Use Agreements

SPL obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments (the “TUA Fees”) to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after SPL delivers its first commercial cargo at the Liquefaction Project.

In connection with this TUA, SPL is required to pay for a portion of the cost (primarily LNG inventory) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is recorded as operating and maintenance expense on our Consolidated Statements of Operations.

Cheniere Investments, SPL and SPLNG entered into the terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. However, the revenue earned by SPLNG from the TUA Fees and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our Financial Statements. We have guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three and six months ended June 30, 2016 and 2015, respectively, related to the Amended and Restated VCRA.

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

Services Agreements
As of June 30, 2016 and December 31, 2015, we had $41.5 million and $39.8 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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
SPL MSA

SPL has entered into a management services agreement (the “SPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the SPL O&M Agreement. The services include, among other services, exercising the day-to-day management of SPL’s affairs and business, managing SPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of SPL’s business and operations, entering into financial derivatives on SPL’s behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Under the SPL MSA, SPL pays a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, SPL will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

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

LNG Lease Agreement

In September 2011, Cheniere Investments entered into an agreement in the form of a lease (the “LNG Lease Agreement”) with Cheniere Marketing that enables Cheniere Investments to supply the Sabine Pass LNG terminal with LNG to maintain proper LNG inventory levels and temperature. The LNG Lease Agreement also enables Cheniere Investments to hedge the exposure to variability in expected future cash flows of the LNG inventory. Under the terms of the LNG Lease Agreement, Cheniere Marketing funds all activities related to the purchase and hedging of the LNG, and Cheniere Investments reimburses Cheniere Marketing for all costs and assumes full price risk associated with these activities. As a result of Cheniere Investments assuming full price risk associated with the LNG Lease Agreement, any LNG inventory purchased by Cheniere Marketing under this arrangement is

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

classified as inventory—affiliate. As of June 30, 2016 and December 31, 2015, Cheniere Investments had no LNG inventory—affiliate recorded under the LNG Lease Agreement.

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of $24.5 million in order to aid in their reconstruction efforts following Hurricane Rita, which SPLNG fulfilled its obligations in the first quarter of 2016. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of June 30, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

In January 2010, SPLNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2016 and 2015.

State Tax Sharing Agreements

In November 2006, SPLNG entered into a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPLNG and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPLNG will pay to Cheniere an amount equal to the state and local tax that SPLNG would be required to pay if its state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPLNG under this agreement; therefore, Cheniere has not demanded any such payments from SPLNG. The agreement is effective for tax returns due on or after January 1, 2008.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 12—NET LOSS PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On July 22, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on August 12, 2016 to unitholders of record as of August 1, 2016 for the period from April 1, 2016 to June 30, 2016.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount totaling $2,130.0 million represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of June 2017 and August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and six months ended June 30, 2016 and 2015.

The following is a schedule by years, based on the capital structure as of June 30, 2016, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2016	$(29,566)	$99,685	$(70,119)
2017	(594,434)	2,004,209	(1,409,775)

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

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Three Months Ended June 30, 2016
Net loss	$(100,125)
Declared distributions	24,755	24,260	—	—	495
Assumed allocation of undistributed net loss	$(124,880)	(36,298)	—	(86,085)	(2,497)
Assumed allocation of net loss		$(12,038)	$—	$(86,085)	$(2,002)

Weighted average units outstanding		57,084	145,333	135,384
Net loss per unit		$(0.21)	$—	$(0.64)

Three Months Ended June 30, 2015
Net loss	$(60,043)
Declared distributions	24,754	24,259	—	—	495
Assumed allocation of undistributed net loss	$(84,797)	(24,646)	—	(58,455)	(1,696)
Assumed allocation of net loss		$(387)	$—	$(58,455)	$(1,201)

Weighted average units outstanding		57,080	145,333	135,384
Net loss per unit		$(0.01)	$—	$(0.43)

Six Months Ended June 30, 2016
Net loss	$(175,031)
Declared distributions	49,511	48,521	—	—	990
Assumed allocation of undistributed net loss	$(224,542)	(65,265)	—	(154,787)	(4,490)
Assumed allocation of net loss		$(16,744)	$—	$(154,787)	$(3,500)

Weighted average units outstanding		57,084	145,333	135,384
Net loss per unit		$(0.29)	$—	$(1.14)

Six Months Ended June 30, 2015
Net loss	$(238,719)
Declared distributions	49,508	48,518	—	—	990
Assumed allocation of undistributed net loss	$(288,227)	(83,771)	—	(198,691)	(5,765)
Assumed allocation of net loss		$(35,253)	$—	$(198,691)	$(4,775)

Weighted average units outstanding		57,080	145,333	135,384
Net loss per unit		$(0.62)	$—	$(1.47)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$100,357	$55,516

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $314.8 million and $236.5 million as of June 30, 2016 and 2015, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of June 30, 2016:

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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 10—Debt for additional disclosures.

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Through our wholly owned subsidiary, SPLNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, SPL. We plan to construct up to six Trains, which are in various stages of development and construction. Train 1 has commenced commercial operations, Train 2 is undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
In February 2016, we entered into a Credit and Guaranty Agreement for the incurrence of debt of up to an aggregate amount of approximately $2.8 billion (the “2016 CQP Credit Facilities”). The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 7.50% Senior Secured Notes due 2016 issued by SPLNG (the “2016 SPLNG Senior Notes”) and the 6.50% Senior Secured Notes due 2020 issued by SPLNG (the “2020 SPLNG Senior Notes” and collectively with the 2016 SPLNG Senior Notes, the “SPLNG Senior Notes”) (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

•	In February 2016, SPL commenced production and shipment of LNG commissioning cargoes from Train 1 of the Liquefaction Project.

•
In May 2016, the board of directors of Cheniere Energy Partners GP, LLC (“Cheniere GP”), our general partner, appointed Jack Fusco as the Chief Executive Officer of Cheniere GP, effective as of May 12, 2016.

•	In May 2016, Train 1 of the Liquefaction Project achieved substantial completion and initiated operating activities.

•
In June 2016, SPL issued an aggregate principal amount of $1.5 billion of 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”). Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2016, we had $12.3 million of cash and cash equivalents and $464.2 million of current and non-current restricted cash (which included current and non-current restricted cash available to us and our subsidiaries) designated for the following purposes: $110.0 million for the 2016 CQP Credit Facilities, $263.1 million for the Liquefaction Project and $91.1 million for interest payments related to the SPLNG Senior Notes.

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

The DOE has authorized the export of domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued orders authorizing SPL to export domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG by vessel from Trains 5 and 6 of the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr (approximately 10 mtpa) of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders related to 803 Bcf/yr and 503.3 Bcf/yr but has not yet issued a final ruling on the rehearing request related to the 203 Bcf/yr. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we have a 3-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during the initial 20-year export period of such order. Furthermore, in January 2016, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

As of June 30, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 99.4% and 87.4%, respectively.  As of June 30, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 38.3% with engineering, procurement, subcontract work and construction approximately 77.0%, 58.0%, 37.8% and 2.0% complete, respectively.  As of June 30, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016 and achieved substantial completion in May 2016. We produced our first LNG from Train 2 of the Liquefaction Project in late July 2016.  Based on our current construction schedule, we anticipate that Train 2 will achieve substantial completion in late September 2016, Trains 3 and 4 are expected to achieve substantial completion in 2017 and Train 5 is expected to achieve substantial completion in 2019.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2016, SPL has secured up to approximately 2,027.5 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

Construction

SPL entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through June 30, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $128.1 million and $142.3 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the Liquefaction Project.

Senior Secured Notes

As of June 30, 2016, our subsidiaries had eight series of senior secured notes outstanding:

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

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes, the 2024 SPL Senior Notes and the 2026 SPL Senior Notes, the “SPL Senior Notes”); and

•	$1.5 billion of 2026 SPL Senior Notes.

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

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the SPL Indenture, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 of the Liquefaction Project has occurred, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the six months ended June 30, 2016 and 2015, SPLNG made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

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

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. In June 2016, in conjunction with the issuance of the 2026 SPL Senior Notes, SPL prepaid approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities. This prepayment resulted in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. As of June 30, 2016, SPL had $2.5 billion of available commitments and $0.8 billion of outstanding borrowings under the 2015 SPL Credit Facilities.

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

CTPL Term Loan
In May 2013, CTPL entered into the CTPL Term Loan, which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. In February 2016, CTPL prepaid the full amount of $400.0 million outstanding under the CTPL Term Loan with capital contributions from us, which we funded with borrowings under the 2016 CQP Credit Facilities. This prepayment resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the six months ended June 30, 2016.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) the $125.0 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of June 30, 2016, we had $2.3 billion of available commitments, $7.5 million aggregate amount of issued letters of credit and $450.0 million of outstanding borrowings under the 2016 CQP Credit Facilities.

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

We incurred $48.7 million of debt issuance costs during the six months ended June 30, 2016 and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014. The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2016, SPL had $962.7 million of available commitments, $237.3 million aggregate amount of issued letters of credit and no loans outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the SPL Working Capital Facility.

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

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of June 30, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2016	2015
Operating cash flows
Net cash provided by operating activities	$11,764	$2,580
Changes in restricted cash for certain operating activities	(110,089)	(15,954)
Cash, cash equivalents and restricted cash used in operating activities	(98,325)	(13,374)

Investing cash flows
Net cash used in investing activities	(7,144)	(6,988)
Use of restricted cash for the acquisition of property, plant and equipment	(1,255,607)	(1,471,632)
Cash, cash equivalents and restricted cash used in investing activities	(1,262,751)	(1,478,620)

Financing cash flows
Net cash used in financing activities	(138,579)	(49,508)
Investment in restricted cash	1,541,645	1,854,002
Cash, cash equivalents and restricted cash used in financing activities	1,403,066	1,804,494

Net increase in cash, cash equivalents and restricted cash	41,990	312,500
Cash, cash equivalents and restricted cash—beginning of period	434,428	988,998
Cash, cash equivalents and restricted cash—end of period	$476,418	$1,301,498

Operating Cash Flows

Operating cash flows during the six months ended June 30, 2016 and 2015 were $98.3 million and $13.4 million, respectively. The increase in operating cash outflows in 2016 compared to 2015 primarily related to increased operating costs and expenses as a result of the commencement of operations of Train 1 of the Liquefaction Project in May 2016, partially offset by cash receipts from the sale of LNG cargoes and a decrease in the amounts paid under our services agreements with affiliates.

Investing Cash Flows

Investing cash flows during the six months ended June 30, 2016 and 2015 were $1.3 billion and $1.5 billion, respectively, and are primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the six months ended June 30, 2016 and 2015, we used $38.8 million and $51.0 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash flows during the six months ended June 30, 2016 were $1.4 billion, primarily as a result of:

•	$450.0 million of borrowings under the 2016 CQP Credit Facilities, which was entered into in February 2016 to prepay the $400.0 million CTPL Term Loan;

•	$1.3 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•	$140.0 million borrowings, net of $155.0 million repayment, made under the SPL Working Capital Facility;

•	$70.0 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$49.5 million of distributions to unitholders.

Financing cash flows during the six months ended June 30, 2015 were $1.8 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes in March 2015;

•	entering into the 2015 SPL Credit Facilities aggregating $4.6 billion in June 2015, which terminated and replaced the 2013 SPL Credit Facilities;

•	$146.0 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$49.5 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2016 and 2015:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
May 13, 2016	January 1 - March 31, 2016	$0.425	$—	$24,261	$—	$—	$495
February 12, 2016	October 1 - December 31, 2015	0.425	—	24,261	—	—	495

May 15, 2015	January 1 - March 31, 2015	$0.425	$—	$24,259	$—	$—	$495
February 13, 2015	October 1 - December 31, 2014	0.425	—	24,259	—	—	495

On July 22, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner will be paid on August 12, 2016 to owners of record as of August 1, 2016 for the period from April 1, 2016 to June 30, 2016.

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 1.74 and 1.71, respectively, as of June 30, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets.

Results of Operations

Our consolidated net loss was $100.1 million, or $0.21 per share (basic and diluted), in the three months ended June 30, 2016, compared to a net loss of $60.0 million, or $0.01 per share (basic and diluted), in the three months ended June 30, 2015. This $40.1 million increase in net loss in 2016 was primarily a result of increased operating costs and expenses, interest expense, net of amounts capitalized, loss on early extinguishment of debt and derivative loss, net, which were partially offset by increased LNG revenues.

Our consolidated net loss was $175.0 million, or $0.29 per share (basic and diluted), in the six months ended June 30, 2016, compared to a net loss of $238.7 million, or $0.62 per share (basic and diluted), in the six months ended June 30, 2015. This $63.7 million decrease in net loss in 2016 was primarily a result of increased LNG revenues and decreased loss on early extinguishment of debt, which was partially offset by increased operating costs and expenses and interest expense, net of amounts capitalized.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Regasification revenues	$65,122	$66,490	$(1,368)	$130,506	$133,208	$(2,702)
Regasification revenues—affiliate	717	1,199	(482)	2,352	2,011	341
LNG revenues	85,332	—	85,332	85,360	—	85,360
Total revenues	$151,171	$67,689	$83,482	$218,218	$135,219	$82,999

During the three and six months ended June 30, 2016, we began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Train 1 in May 2016. Prior to this date, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of Train 1 of the Liquefaction Project. We loaded a total of 38.9 million MMBtu and 53.4 million MMBtu of LNG during the three and six months ended June 30, 2016, respectively, of which 18.2 million MMBtu was loaded after substantial completion of Train 1 of the Liquefaction Project in May 2016, resulting in the recognition of revenues related to this volume.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Cost of sales	$49,294	$91	$49,203	$53,198	$784	$52,414
Operating and maintenance expense	24,717	9,298	15,419	42,102	39,838	2,264
Operating and maintenance expense—affiliate	11,156	7,501	3,655	21,986	12,274	9,712
Development expense	70	1,367	(1,297)	136	2,518	(2,382)
Development expense—affiliate	153	206	(53)	282	410	(128)
General and administrative expense	3,792	4,081	(289)	6,402	7,596	(1,194)
General and administrative expense—affiliate	21,211	33,472	(12,261)	43,409	55,069	(11,660)
Depreciation and amortization expense	28,184	15,991	12,193	47,572	30,870	16,702
Total operating costs and expenses	$138,577	$72,007	$66,570	$215,087	$149,359	$65,728

Our total operating costs and expenses increased $66.6 million and $65.7 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, generally as a result of the commencement of operations of Train 1 of the Liquefaction Project in May 2016. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three and six months ended June 30,

2016 as we began depreciation of our assets related to Train 1 of the Liquefaction Project upon reaching substantial completion.

Offsetting the increases described above was a decrease in general and administrative expense—affiliate, which was partially due to a decrease in the amount payable under our service agreements with affiliates and partially due to a reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$71,999	$50,148	$21,851	$115,451	$92,993	$22,458
Loss on early extinguishment of debt	26,304	7,281	19,023	27,761	96,273	(68,512)
Derivative loss (gain), net	14,792	(1,469)	16,261	35,600	35,669	(69)
Other income	(376)	(235)	(141)	(650)	(356)	(294)
Total other expense	$112,719	$55,725	$56,994	$178,162	$224,579	$(46,417)

Interest expense, net of capitalized interest, increased $21.9 million and $22.5 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, due to an increase in our indebtedness outstanding, from $11.7 billion as of June 30, 2015 to $13.2 billion as of June 30, 2016, and the decrease in the portion of total interest costs that could be capitalized as Train 1 of the Liquefaction Project is no longer in construction. For the three and six months ended June 30, 2016, we incurred $204.7 million and $397.3 million of total interest cost, respectively, of which we capitalized $132.7 million and $281.9 million, respectively. For the three and six months ended June 30, 2015, we incurred $174.8 million and $334.9 million of total interest cost, respectively, of which we capitalized $124.7 million and $241.9 million, respectively.

Loss on early extinguishment of debt increased by $19.0 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to the $26.0 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in June 2016 in connection with the issuance of the 2026 SPL Senior Notes, whereas the termination and replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees of $7.3 million. Loss on early extinguishment of debt was $68.5 million higher in the six months ended June 30, 2015, as compared to the six months ended June 30, 2016, due to $89.0 million write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in the first three months of 2015, compared to a $1.5 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan in the first three months of 2016.

Derivative loss, net increased by $16.3 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a decrease in the forward LIBOR curve during the period as well as an increase in the notional amount of interest rate swaps related to the 2016 CQP Credit Facilities entered in February 2016. There was no significant change to derivative loss, net in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the $34.7 million loss recognized in March 2015 upon the termination of interest rate swaps associated with the 2013 SPL Credit Facilities.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 14—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of June 30, 2016, we estimated the fair value of the Liquefaction Supply Derivatives to be $20.0 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis prices would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $1.5 million as of June 30, 2016, compared to $0.9 million as of December 31, 2015. See Note 7—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

SPL has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the SPL Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the SPL Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the SPL Interest Rate Derivatives to be a liability of $20.7 million. This 10% change in interest rates would have resulted in a change in the fair value of the SPL Interest Rate Derivatives of $1.4 million as of June 30, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the six months ended June 30, 2016.

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CQP Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the CQP Interest Rate Derivatives to be a liability of $19.1 million. This 10% change in interest rates would have resulted in a change in the fair value of the CQP Interest Rate Derivatives of $3.3 million as of June 30, 2016.

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

Please see Part II, Item 1, “Legal Proceedings - LDEQ Matter” in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco, an affiliate of Blackstone Group, is a holder of more than 29% of our outstanding equity interests and has three representatives on the board of directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. Blackstone Group included in its quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from April 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the Office of Foreign Assets Control (the “OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.1
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

10.4
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	August 8, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)