Form 10-Q
period 2016-09-30
Cheniere Energy Partners, L.P.
filed 2016-11-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 27, 2016, the issuer had 57,104,348 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

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

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$12,469	$146,221
Restricted cash	568,549	274,557
Accounts and other receivables	51,006	741
Accounts receivable—affiliate	56,739	1,271
Advances to affiliate	42,925	39,836
Inventory	60,520	16,667
Other current assets	16,184	14,182
Total current assets	808,392	493,475

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	13,788,657	11,931,602
Debt issuance costs, net	103,728	132,091
Non-current derivative assets	11,247	30,304
Other non-current assets	216,919	232,031
Total assets	$14,942,593	$12,833,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$20,333	$16,407
Accrued liabilities	387,348	224,292
Current debt, net	1,762,704	1,673,379
Due to affiliates	101,556	115,123
Deferred revenue	26,709	26,669
Deferred revenue—affiliate	717	717
Derivative liabilities	12,707	6,430
Other current liabilities	263	—
Total current liabilities	2,312,337	2,063,017

Long-term debt, net	12,195,743	10,018,325
Non-current deferred revenue	6,500	9,500
Non-current derivative liabilities	16,501	2,884
Other non-current liabilities	167	175
Other non-current liabilities—affiliate	29,083	26,321

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at September 30, 2016 and December 31, 2015)	149,958	305,747
Class B unitholders’ interest (145.3 million units issued and outstanding at September 30, 2016 and December 31, 2015)	(8,525)	(37,429)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at September 30, 2016 and December 31, 2015)	230,864	428,035
General partner’s interest (2% interest with 6.9 million units issued and outstanding at September 30, 2016 and December 31, 2015)	9,965	16,578
Total partners’ equity	382,262	712,931
Total liabilities and partners’ equity	$14,942,593	$12,833,153

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Regasification revenues	$66,262	$66,596	$196,768	$199,804
Regasification revenues—affiliate	716	941	3,068	2,952
LNG revenues	248,195	—	333,555	—
LNG revenues—affiliate	16,236	—	16,236	—
Total revenues	331,409	67,537	549,627	202,756

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	158,663	(31,774)	211,861	(30,990)
Cost of sales—affiliate	1,430	—	1,430	—
Operating and maintenance expense	37,613	8,992	79,556	48,830
Operating and maintenance expense—affiliate	13,756	8,081	35,901	20,355
Development expense	1	113	137	2,631
Development expense—affiliate	87	152	369	562
General and administrative expense	2,978	3,673	9,378	11,269
General and administrative expense—affiliate	24,454	25,692	67,865	80,761
Depreciation and amortization expense	44,529	16,687	92,101	47,557
Total operating costs and expenses	283,511	31,616	498,598	180,975

Income from operations	47,898	35,921	51,029	21,781

Other income (expense)
Interest expense, net of capitalized interest	(113,227)	(49,360)	(228,678)	(142,353)
Loss on early extinguishment of debt	(25,765)	—	(53,526)	(96,273)
Derivative gain (loss), net	9,183	(10,872)	(26,417)	(46,541)
Other income	402	179	1,052	535
Total other expense	(129,407)	(60,053)	(307,569)	(284,632)

Net loss	$(81,509)	$(24,132)	$(256,540)	$(262,851)

Basic and diluted net income (loss) per common unit	$(0.27)	$0.18	$(0.56)	$(0.44)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	57,086	57,081	57,085	57,081

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	57,084	$305,747	145,333	$(37,429)	135,384	$428,035	6,894	$16,578	$712,931
Net loss	—	(74,569)	—	—	—	(176,840)	—	(5,131)	(256,540)
Distributions	—	(72,783)	—	—	—	—	—	(1,485)	(74,268)
Issuance of common units as compensation to non-management directors	5	136	—	—	—	—	—	3	139
Amortization of beneficial conversion feature of Class B units	—	(8,573)	—	28,904	—	(20,331)	—	—	—
Balance at September 30, 2016	57,089	$149,958	145,333	$(8,525)	135,384	$230,864	6,894	$9,965	$382,262

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(256,540)	$(262,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash LNG inventory write-downs	—	17,826
Depreciation and amortization expense	92,101	47,557
Amortization of debt issuance costs and discount	14,176	7,546
Loss on early extinguishment of debt	53,526	96,273
Total losses on derivatives, net	48,555	13,040
Net cash used for settlement of derivative instruments	(8,775)	(40,796)
Other	136	92
Changes in restricted cash for certain operating activities	54,551	167,083
Changes in operating assets and liabilities:
Accounts and other receivables	(30,897)	238
Accounts receivable—affiliate	(36,274)	(48)
Advances to affiliate	(398)	(27,672)
Inventory	(26,175)	(24,080)
Accounts payable and accrued liabilities	107,047	558
Due to affiliates	9,217	(8,154)
Deferred revenue	(2,960)	(3,003)
Other, net	(4,865)	(6,754)
Other, net—affiliate	430	22,198
Net cash provided by (used in) operating activities	12,855	(947)

Cash flows from investing activities
Property, plant and equipment, net	(1,884,238)	(2,130,959)
Use of restricted cash for the acquisition of property, plant and equipment	1,914,532	2,178,481
Other	(38,319)	(50,711)
Net cash used in investing activities	(8,025)	(3,189)

Cash flows from financing activities
Proceeds from issuances of debt	5,418,500	2,250,000
Repayments of debt	(3,130,000)	—
Debt issuance and deferred financing costs	(89,433)	(177,001)
Investment in restricted cash	(2,263,075)	(2,072,999)
Distributions to owners	(74,268)	(74,261)
Other	(306)	—
Net cash used in financing activities	(138,582)	(74,261)

Net decrease in cash and cash equivalents	(133,752)	(78,397)
Cash and cash equivalents—beginning of period	146,221	248,830
Cash and cash equivalents—end of period	$12,469	$170,433

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana (the “Liquefaction Project”). As a result, we introduced a new line item entitled “cost of sales” and modified the components of activity included in “operating and maintenance expense” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we distinguished and reclassified our historical “revenues” line item into “regasification revenues” and “LNG revenues.” Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG. Substantially all of our regasification revenues are received from our two long-term TUA customers. LNG revenues include fees that are received pursuant to our SPAs and related LNG marketing activities. During the three and nine months ended September 30, 2016, we received 70% and 77%, respectively, of our net LNG revenues from one SPA customer.

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The general partner interest is entitled to at least 2% of all distributions made by us. In addition, the general partner holds incentive distribution rights (“IDRs”), which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus after the initial quarterly distributions have been achieved and as additional target levels are met. The higher percentages range from 15% to 50%.

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 1.80 and 1.77, respectively, as of September 30, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$115,490	$77,415
Liquefaction Project	325,630	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	127,429	—
Total current restricted cash	$568,549	$274,557

Non-current restricted cash
SPLNG debt service	$13,650	$13,650

Under the indentures governing the senior notes issued by SPLNG (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the SPLNG Indentures. During the nine months ended September 30, 2016 and 2015, SPLNG made distributions of $230.4 million and $267.9 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2016 and December 31, 2015, accounts and other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
SPL trade receivable	$38,432	$—
Interest receivable	93	23
Other accounts receivable	12,481	718
Total accounts and other receivables	$51,006	$741
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of September 30, 2016, the entire balance of the SPL trade receivable was from a single SPA customer.

NOTE 5—INVENTORY

As of September 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Natural gas	$4,181	$5,724
LNG	25,778	3,690
Materials and other	30,561	7,253
Total inventory	$60,520	$16,667

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$7,976,532	$2,478,036
LNG terminal construction-in-process	6,303,397	9,859,836
LNG site and related costs, net	129	135
Accumulated depreciation	(497,097)	(411,907)
Total LNG terminal costs, net	13,782,961	11,926,100
Fixed assets
Computer and office equipment	1,451	1,126
Furniture and fixtures	1,667	1,375
Computer software	4,498	4,238
Machinery and equipment	1,973	1,906
Vehicles	3,124	2,081
Other	99	93
Accumulated depreciation	(7,116)	(5,317)
Total fixed assets, net	5,696	5,502
Property, plant and equipment, net	$13,788,657	$11,931,602

During the three and nine months ended September 30, 2016, we realized offsets to LNG terminal costs of $58.7 million and $201.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

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

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives”, and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”); and

•
commodity derivatives to hedge the exposure to price risk attributable to future: (1) sales of our LNG inventory and (2) purchases of natural gas to operate the Sabine Pass LNG terminal (“Natural Gas Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

SPLNG has elected to account for a portion of the Natural Gas Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Operations until the period of delivery. SPLNG had not posted collateral for such forward contracts as of September 30, 2016 and December 31, 2015.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(15,948)	$—	$(15,948)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives liability	—	(12,166)	—	(12,166)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(105)	(275)	12,480	12,100	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	39	—	39

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of September 30, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$12,480	Income Approach	Basis Spread	$(0.35) - $(0.03)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$22,434	$440	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(10,567)	32,177	(20,482)	32,204
Purchases and settlements:
Purchases	968	—	968	—
Settlements (1)	(308)	(71)	(741)	—
Transfers out of Level 3 (2)	(47)	—	243	—
Balance, end of period	$12,480	$32,546	$12,480	$32,546
Change in unrealized gains relating to instruments still held at end of period	$(10,567)	$—	$(19,763)	$—

(1)	Does not include the decrease in fair value of $0.7 million related to the realized gains capitalized during the nine months ended September 30, 2016.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas supply contracts.
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

As of September 30, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	September 30, 2016			December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Derivative liabilities	$(6,376)	$(5,248)	$(11,624)	$(5,940)	$—	$(5,940)
Non-current derivative liabilities	(9,572)	(6,918)	(16,490)	(2,800)	—	(2,800)
Total derivative liabilities	$(15,948)	$(12,166)	$(28,114)	$(8,740)	$—	$(8,740)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SPL Interest Rate Derivatives gain (loss)	$2,557	$(10,872)	$(13,473)	$(46,541)
CQP Interest Rate Derivatives gain (loss)	6,626	—	(12,944)	—

Commodity Derivatives

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of September 30, 2016, SPL has secured up to approximately 1,982.0 million MMBtu of natural gas feedstock through natural gas supply contracts. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,069.0 million MMBtu as of September 30, 2016.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of September 30, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments that qualify for derivative accounting treatment, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	September 30, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$1,947	$—	$1,947	$2,737	$39	$2,776
Non-current derivative assets	11,247	—	11,247	30,304	—	30,304
Total derivative assets	13,194	—	13,194	33,041	39	33,080

Derivative liabilities	(1,083)	—	(1,083)	(490)	—	(490)
Non-current derivative liabilities	(11)	—	(11)	(84)	—	(84)
Total derivative liabilities	(1,094)	—	(1,094)	(574)	—	(574)

Derivative asset, net	$12,100	$—	$12,100	$32,467	$39	$32,506

(1)	Does not include collateral of $1.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of September 30, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2016	2015	2016	2015
Liquefaction Supply Derivatives gain	LNG revenues	$374	$—	$368	$—
Liquefaction Supply Derivatives gain (loss) (1)	Cost (cost recovery) of sales	(10,416)	32,103	(22,680)	32,184
Natural Gas Derivatives gain	Operating and maintenance expense	—	857	174	1,317

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2016
SPL Interest Rate Derivatives	$(15,948)	$—	$(15,948)
CQP Interest Rate Derivatives	(12,166)	—	(12,166)
Liquefaction Supply Derivatives	13,740	(546)	13,194
Liquefaction Supply Derivatives	(2,803)	1,709	(1,094)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	188	(149)	39

NOTE 8—OTHER NON-CURRENT ASSETS

As of September 30, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$13,678	$32,049
Advances made to municipalities for water system enhancements	95,551	89,953
Tax-related payments and receivables	27,718	27,615
Information technology service assets	28,740	30,371
Other	51,232	52,043
Total other non-current assets	$216,919	$232,031

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Interest costs and related debt fees	$194,583	$150,336
Liquefaction Project costs	186,399	67,006
LNG terminal costs	4,430	3,918
Other accrued liabilities	1,936	3,032
Total accrued liabilities	$387,348	$224,292

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of September 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Long-term debt:
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”) (1)	$420,000	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7,573 and $8,718	2,007,573	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5,844 and $6,392	1,505,844	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500,000	—
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500,000	—
2015 SPL Credit Facilities	—	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	450,000	—
Unamortized debt issuance costs (2)	(187,674)	(160,356)
Total long-term debt, net	12,195,743	10,018,325

Current debt:
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of $782 and $4,303 (3)	1,664,718	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	98,500	15,000
Unamortized debt issuance costs (2)	(514)	(2,818)
Total current debt, net	1,762,704	1,673,379

Total debt, net	$13,958,447	$11,691,704

(1)
Must be redeemed or repaid concurrently with the 2016 SPLNG Senior Notes under the terms of the 2016 CQP Credit Facilities if the obligations under the 2016 SPLNG Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities. See Note 15—Subsequent Events for additional details about the redemption of the 2020 SPLNG Senior Notes.

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

(3)
Matures on November 30, 2016. We currently anticipate satisfying this obligation with borrowings under the 2016 CQP Credit Facilities. See Note 15—Subsequent Events for additional details about the intended repayment of the 2016 SPLNG Senior Notes.

2016 Debt Issuances and Redemptions

Senior Notes

In June and September 2016, SPL issued the 2026 SPL Senior Notes and the 2027 SPL Senior Notes, respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 SPL Senior Notes and 2027 SPL Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 SPL Senior Notes) or all (for the 2027 SPL Senior Notes) of the outstanding borrowings and terminate commitments under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $25.8 million and $51.8 million during the three and nine months ended September 30, 2016, respectively. The remaining proceeds from the 2027 SPL Senior Notes are being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities. The 2026 SPL Senior Notes and 2027 SPL Senior Notes accrue interest at fixed rates of 5.875% and 5.00%, respectively, and interest is payable semi-annually in arrears. The terms of the 2026 SPL Senior Notes and 2027 SPL Senior Notes are governed by the same common indenture as the other senior notes of SPL, which contains customary terms and events of default, covenants and redemption terms.

In connection with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes, SPL entered into registration rights agreements (the “SPL Registration Rights Agreements”). Under the terms of the SPL Registration Rights Agreements, SPL has agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to offers to exchange any and all of the 2026 SPL Senior Notes and 2027 SPL Senior Notes for like aggregate principal amounts of debt securities of SPL with terms identical in all material respects to the respective senior notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after June 14, 2016 and September 23, 2016, respectively. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective shelf registration statements relating to resales of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes. SPL will be obligated to pay additional interest on these senior notes if it fails to comply with its obligation to register them within the specified time period.

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

We incurred $48.7 million of debt issuance costs as of September 30, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. The prepayment of the CTPL Term Loan resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the nine months ended September 30, 2016. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$4,600,000	$1,200,000	$2,800,000
Outstanding balance	—	98,500	450,000
Commitments prepaid or terminated	2,643,867	—	—
Letters of credit issued	—	337,044	7,500
Available commitment	$1,956,133	$764,456	$2,342,500

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total interest cost	$220,165	$185,167	$618,626	$520,078
Capitalized interest	(106,938)	(135,807)	(389,948)	(377,725)
Total interest expense, net	$113,227	$49,360	$228,678	$142,353

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$13,598,135	$14,395,545	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	548,500	548,500	860,000	860,000

(1)
Includes 2016 SPLNG Senior Notes, net of discount; 2020 SPLNG Senior Notes; 2021 SPL Senior Notes, net of premium; 2022 SPL Senior Notes; 2023 SPL Senior Notes, net of premium; 2024 SPL Senior Notes; 2025 SPL Senior Notes; 2026 SPL Senior Notes; and 2027 SPL Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Regasification revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	$—	$—	$918	$—
Tug Boat Lease Sharing Agreement	716	708	2,150	2,125
Other agreements	—	233	—	827
Total regasification revenues—affiliate	716	941	3,068	2,952

LNG revenues—affiliate
Cheniere Marketing Master SPA	16,236	—	16,236	—

Cost of sales—affiliate
Fees under the Pre-commercial LNG Marketing Agreement	1,430	—	1,430	—

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	734	607	734
Services Agreements	13,770	7,349	35,324	19,629
Other agreements	(14)	(2)	(30)	(8)
Total operating and maintenance expense—affiliate	13,756	8,081	35,901	20,355

Development expense—affiliate
Services Agreements	87	152	369	562

General and administrative expense—affiliate
Services Agreements	24,454	25,692	67,865	80,761

LNG Terminal Capacity Agreements

Terminal Use Agreements

SPL obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after SPL delivers its first commercial cargo at the Liquefaction Project.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three and nine months ended September 30, 2016 and 2015, respectively, related to the Amended and Restated VCRA.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

In May 2015, SPL entered into an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement.

Commissioning Confirmation

In May 2015, under the Cheniere Marketing Master SPA, SPL executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of SPL’s SPA customers. SPL pays a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Services Agreements
As of September 30, 2016 and December 31, 2015, we had $42.9 million and $39.8 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of September 30, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

In January 2010, SPLNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2016 and 2015.

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

NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On October 21, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on November 11, 2016 to unitholders of record as of November 1, 2016 for the period from July 1, 2016 to September 30, 2016.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount, totaling $2,130.0 million, represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and nine months ended September 30, 2016 and 2015.

The following is a schedule by years, based on the capital structure as of September 30, 2016, of the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature (in thousands):

	Common Units	Class B Units	Subordinated Units
2016	$(29,567)	$99,685	$(70,118)
2017	(594,462)	2,004,209	(1,409,747)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two-class method earnings per unit calculation for any of the periods presented. The following table (in thousands, except per unit data) provides a reconciliation of net loss and the allocation of net loss to the common units, the subordinated units and the general partner units for purposes of computing net loss per unit.

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Three Months Ended September 30, 2016
Net loss	$(81,509)
Declared distributions	24,758	24,263	—	—	495
Amortization of beneficial conversion feature of Class B units	—	(8,806)	29,691	(20,885)	—
Assumed allocation of undistributed net loss	$(106,267)	(30,890)	—	(73,252)	(2,125)
Assumed allocation of net income (loss)		$(15,433)	$29,691	$(94,137)	$(1,630)

Weighted average units outstanding		57,086	145,333	135,384
Net income (loss) per unit		$(0.27)	$0.20	$(0.70)

Three Months Ended September 30, 2015
Net loss	$(24,132)
Declared distributions	24,755	24,260	—	—	495
Assumed allocation of undistributed net loss	$(48,887)	(14,209)	—	(33,700)	(978)
Assumed allocation of net income (loss)		$10,051	$—	$(33,700)	$(483)

Weighted average units outstanding		57,081	145,333	135,384
Net income (loss) per unit		$0.18	$—	$(0.25)

Nine Months Ended September 30, 2016
Net loss	$(256,540)
Declared distributions	74,268	72,783	—	—	1,485
Amortization of beneficial conversion feature of Class B units	—	(8,806)	29,691	(20,885)	—
Assumed allocation of undistributed net loss	$(330,808)	(96,158)	—	(228,034)	(6,616)
Assumed allocation of net income (loss)		$(32,181)	$29,691	$(248,919)	$(5,131)

Weighted average units outstanding		57,085	145,333	135,384
Net income (loss) per unit		$(0.56)	$0.20	$(1.84)

Nine Months Ended September 30, 2015
Net loss	$(262,851)
Declared distributions	74,266	72,781	—	—	1,485
Assumed allocation of undistributed net loss	$(337,117)	(97,984)	—	(232,389)	(6,744)
Assumed allocation of net loss		$(25,203)	$—	$(232,389)	$(5,259)

Weighted average units outstanding		57,081	145,333	135,384
Net loss per unit		$(0.44)	$—	$(1.72)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$138,939	$80,150
Non-cash conveyance of assets	—	13,169

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $295.2 million and $362.4 million as of September 30, 2016 and 2015, respectively.

NOTE 14—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of September 30, 2016:

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
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—SUBSEQUENT EVENTS

On October 14, 2016, SPLNG issued a notice of redemption to redeem all of its outstanding 2020 SPLNG Senior Notes. The redemption date will be November 30, 2016 (the “Redemption Date”) and the price will be equal to 103.250% of the principal amount of the 2020 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2020 SPLNG Senior Notes to, but not including, the Redemption Date. Concurrently with the redemption of the 2020 SPLNG Senior Notes, SPLNG intends to repay all of its outstanding 2016 SPLNG Senior Notes, which mature on the Redemption Date, at a price equal to 100% of the principal amount of the 2016 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2016 SPLNG Senior Notes to, but not including, the Redemption Date.

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

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. Through our wholly owned subsidiary, SPLNG, we own and operate the regasification facilities at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We are developing and constructing natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through our wholly owned subsidiary, SPL. We plan to construct up to six Trains, which are in various stages of development and construction. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
SPL commenced production and shipment of LNG commissioning cargoes from Trains 1 and 2 of the Liquefaction Project in February and August 2016, respectively, and achieved substantial completion and commenced operating activities in May and September 2016, respectively.

•	In September 2016, SPL initiated the commissioning process for Train 3 of the Liquefaction Project.

•
In October 2016, the previously announced planned outage to improve performance of the flare systems at the Liquefaction Project, as well as to perform scheduled maintenance to Train 1 and other facilities, was completed on schedule and budget.

•	In May 2016, the board of directors of Cheniere Partners GP appointed Jack Fusco as the Chief Executive Officer of Cheniere Partners GP.

•
In August and September 2016, the board of directors of Cheniere Partners GP accepted the resignations of Meg A. Gentle and R. Keith Teague and Cheniere Partners GP Holding Company, LLC appointed Eric Bensuade and Doug Shanda to the board of directors of Cheniere Partners GP.

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

•
In June and September 2016, SPL issued 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 SPL Senior Notes and 2027 SPL Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 SPL Senior Notes) or all (for the 2027 SPL Senior Notes) of the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 SPL Credit Facilities”). The remaining proceeds from the 2027 SPL Senior Notes are being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•
In October 2016, SPLNG issued a notice of redemption to redeem all of its outstanding 2020 SPLNG Senior Notes. The redemption date will be November 30, 2016 (the “Redemption Date”) and the price will be equal to 103.250% of the principal amount of the 2020 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2020 SPLNG Senior Notes to, but not including, the Redemption Date. Concurrently with the redemption of the 2020 SPLNG Senior Notes, SPLNG intends to repay all of its outstanding 2016 SPLNG Senior Notes, which mature on the Redemption Date, at a price equal to 100% of the principal amount of the 2016 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2016 SPLNG Senior Notes to, but not including, the Redemption Date.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2016, we had $12.5 million of cash and cash equivalents and $582.2 million of current and non-current restricted cash (which included current and non-current restricted cash available to us and our subsidiaries) designated for the following purposes: $127.5 million for the 2016 CQP Credit Facilities, $325.6 million for the Liquefaction Project and $129.1 million for interest payments related to the SPLNG Senior Notes.

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

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. In May 2016 and September 2016, Trains 1 and 2 achieved substantial completion, respectively. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In June 2015, we commenced construction of Train 5 and the related facilities. In October 2016, the previously announced planned outage to improve performance of the flare systems at the Liquefaction Project, as well as to perform scheduled maintenance to Train 1 and other facilities, was completed on schedule and budget.

The DOE has authorized the export of domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 30-year term, which commenced on May 15, 2016, and to non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued orders authorizing SPL to export domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG by vessel from Trains 5 and 6 of the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa). A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders related to 803 Bcf/yr and 503.3 Bcf/yr but has not yet issued a final ruling on the rehearing request related to the 203 Bcf/yr. In July 2016, the same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order related to the export of 503.3 Bcf/yr to non-FTA countries and the order denying the request for rehearing of the same. The appeal is pending. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we have a 3-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during the initial 20-year export period of such order. Furthermore, in January 2016, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

As of September 30, 2016, Trains 1 and 2 of the Liquefaction Project had achieved substantial completion. As of September 30, 2016, the overall project completion percentage for Trains 3 and 4 of the Liquefaction Project was approximately 91.8%.  As of September 30, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 42.8% with engineering, procurement, subcontract work and construction approximately 90.8%, 62.0%, 41.9% and 4.6% complete, respectively.  As of September 30, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016 and achieved substantial completion in May 2016. We produced our first LNG from Train 2 of the Liquefaction Project in August 2016 and achieved substantial completion in September 2016. Based on our current construction schedule, Trains 3 and 4 are expected to achieve substantial completion in 2017 and Train 5 is expected to achieve substantial completion in 2019.

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

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2016, SPL has secured up to approximately 1,982.0 million MMBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through September 30, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the three and nine months ended September 30, 2016, we realized offsets to LNG terminal costs of $58.7 million and $201.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

Senior Secured Notes

As of September 30, 2016, our subsidiaries had nine series of senior secured notes outstanding:

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

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes, the 2024 SPL Senior Notes, the 2026 SPL Senior Notes and the 2027 SPL Senior Notes, the “SPL Senior Notes”);

•	$1.5 billion of 2026 SPL Senior Notes; and

•	$1.5 billion of 2027 SPL Senior Notes.
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

On October 14, 2016, SPLNG issued a notice of redemption to redeem all of its outstanding 2020 SPLNG Senior Notes. The redemption date will be November 30, 2016 (the “Redemption Date”) and the price will be equal to 103.250% of the principal amount of the 2020 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2020 SPLNG Senior Notes to, but not including, the Redemption Date. Concurrently with the redemption of the 2020 SPLNG Senior Notes, SPLNG intends to repay all of its outstanding 2016 SPLNG Senior Notes, which mature on the Redemption Date, at a price equal to 100% of the principal amount of the 2016 SPLNG Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2016 SPLNG Senior Notes to, but not including, the Redemption Date. The redemption of the 2020 SPLNG Senior Notes and the repayment of the 2016 SPLNG Senior Notes will be funded with borrowings under the 2016 CQP Credit Facilities we entered into in February 2016, as further described below.

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the nine months ended September 30, 2016 and 2015, SPLNG made distributions of $230.4 million and $267.9 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

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

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. During 2016, in conjunction with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes, SPL prepaid outstanding borrowings and terminated commitments under the 2015 SPL Credit Facilities for approximately $2.6 billion. These prepayments and termination of commitments resulted in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $25.8 million and $51.8 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, SPL had $2.0 billion of available commitments and no outstanding borrowings under the 2015 SPL Credit Facilities.

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

Under the terms of the 2015 SPL Credit Facilities, SPL is required to hedge not less than 65% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. Additionally, SPL may not make any distributions until certain conditions have been met, including that deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

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

CTPL Term Loan
In May 2013, CTPL entered into the CTPL Term Loan, which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. In February 2016, CTPL prepaid the full amount of $400.0 million outstanding under the CTPL Term Loan with capital contributions from us, which we funded with borrowings under the 2016 CQP Credit Facilities. This prepayment resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the nine months ended September 30, 2016.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) the $125.0 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of September 30, 2016, we had $2.3 billion of available commitments, $7.5 million aggregate amount of issued letters of credit and $450.0 million of outstanding borrowings under the 2016 CQP Credit Facilities.

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

We incurred $48.7 million of debt issuance costs during the nine months ended September 30, 2016 and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014. The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2016, SPL had $764.5 million of available commitments, $337.0 million aggregate amount of issued letters of credit and $98.5 million loans outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the SPL Working Capital Facility.

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

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2016	2015
Operating cash flows
Net cash provided by (used in) operating activities	$12,855	$(947)
Changes in restricted cash for certain operating activities	(54,551)	(167,083)
Cash, cash equivalents and restricted cash used in operating activities	(41,696)	(168,030)

Investing cash flows
Net cash used in investing activities	(8,025)	(3,189)
Use of restricted cash for the acquisition of property, plant and equipment	(1,914,532)	(2,178,481)
Cash, cash equivalents and restricted cash used in investing activities	(1,922,557)	(2,181,670)

Financing cash flows
Net cash used in financing activities	(138,582)	(74,261)
Investment in restricted cash	2,263,075	2,072,999
Cash, cash equivalents and restricted cash provided by financing activities	2,124,493	1,998,738

Net increase (decrease) in cash, cash equivalents and restricted cash	160,240	(350,962)
Cash, cash equivalents and restricted cash—beginning of period	434,428	988,997
Cash, cash equivalents and restricted cash—end of period	$594,668	$638,035

Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2016 and 2015 were $41.7 million and $168.0 million, respectively. The decrease in operating cash outflows in 2016 compared to 2015 primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively.

Investing Cash Flows

Investing cash flows during the nine months ended September 30, 2016 and 2015 were $1.9 billion and $2.2 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the nine months ended September 30, 2016 and 2015, we used $38.3 million and $50.7 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash flows during the nine months ended September 30, 2016 were $2.1 billion, primarily as a result of:

•	$450.0 million of borrowings under the 2016 CQP Credit Facilities, which was entered into in February 2016 to prepay the $400.0 million CTPL Term Loan;

•	$1.7 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2027 SPL Senior Notes in September 2016, which was used to prepay $1.2 billion of the outstanding borrowings under the 2015 SPL Credit Facilities and pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project;

•	$313.5 million of borrowings and a $230.0 million repayment made under the SPL Working Capital Facility;

•	$89.4 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$74.3 million of distributions to unitholders.

Financing cash flows during the nine months ended September 30, 2015 were $2.0 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes in March 2015;

•	entering into the 2015 SPL Credit Facilities in June 2015 and borrowing $250.0 million under this facility during the nine months ended September 30, 2015;

•	$177.0 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$74.3 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2016 and 2015:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
August 12, 2016	April 1 - June 30, 2016	$0.425	$—	$24,261	$—	$—	$495
May 13, 2016	January 1 - March 31, 2016	0.425	—	24,261	—	—	495
February 12, 2016	October 1 - December 31, 2015	0.425	—	24,261	—	—	495

August 14, 2015	April 1 - June 30, 2015	$0.425	$—	$24,259	$—	$—	$495
May 15, 2015	January 1 - March 31, 2015	0.425	—	24,259	—	—	495
February 13, 2015	October 1 - December 31, 2014	0.425	—	24,259	—	—	495

On October 21, 2016, we declared a $0.425 distribution per common unit and the related distribution to our general partner will be paid on November 11, 2016 to owners of record as of November 1, 2016 for the period from July 1, 2016 to September 30, 2016.

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 1.80 and 1.77, respectively, as of September 30, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Liquefaction Project, which we currently expect to occur before June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets.

Results of Operations

Our consolidated net loss was $81.5 million, or $0.27 per share (basic and diluted), in the three months ended September 30, 2016, compared to a net loss of $24.1 million, or $0.18 per share (basic and diluted), in the three months ended September 30, 2015. This $57.4 million increase in net loss in 2016 was primarily a result of increased interest expense, net of amounts capitalized, and increased loss on early extinguishment of debt, which were partially offset by decreased derivative loss, net and increased income from operations.

Our consolidated net loss was $256.5 million, or $0.56 per share (basic and diluted), in the nine months ended September 30, 2016, compared to a net loss of $262.9 million, or $0.44 per share (basic and diluted), in the nine months ended September 30, 2015. This $6.3 million decrease in net loss in 2016 was primarily a result of decreased loss on early extinguishment of debt, increased income from operations and decreased derivative loss, net, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Regasification revenues	$66,262	$66,596	$(334)	$196,768	$199,804	$(3,036)
Regasification revenues—affiliate	716	941	(225)	3,068	2,952	116
LNG revenues	248,195	—	248,195	333,555	—	333,555
LNG revenues—affiliate	16,236	—	16,236	16,236	—	16,236
Total revenues	$331,409	$67,537	$263,872	$549,627	$202,756	$346,871

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Trains 1 and 2 in May and September 2016, respectively. Prior to these dates, amounts received from the sale of commissioning cargoes from the respective Trains were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the three and nine months ended September 30, 2016, we loaded a total of 60.3 million MMBtu and 113.8 million MMBtu of LNG, respectively, of which 50.8 million MMBtu and 69.0 million MMBtu, respectively, resulted in the recognition of revenues related to this volume. The remaining 9.5 million MMBtu and 44.8 million MMBtu of LNG loaded during the three and nine months ended September 30, 2016, respectively, were recognized as offsets to LNG terminal costs as they related to the sale of commissioning cargoes.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Cost (cost recovery) of sales	$158,663	$(31,774)	$190,437	$211,861	$(30,990)	$242,851
Cost of sales—affiliate	1,430	—	1,430	1,430	—	1,430
Operating and maintenance expense	37,613	8,992	28,621	79,556	48,830	30,726
Operating and maintenance expense—affiliate	13,756	8,081	5,675	35,901	20,355	15,546
Development expense	1	113	(112)	137	2,631	(2,494)
Development expense—affiliate	87	152	(65)	369	562	(193)
General and administrative expense	2,978	3,673	(695)	9,378	11,269	(1,891)
General and administrative expense—affiliate	24,454	25,692	(1,238)	67,865	80,761	(12,896)
Depreciation and amortization expense	44,529	16,687	27,842	92,101	47,557	44,544
Total operating costs and expenses	$283,511	$31,616	$251,895	$498,598	$180,975	$317,623

Our total operating costs and expenses increased $251.9 million and $317.6 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively, compared to a significant cost recovery recorded during the three and nine months ended September 30, 2015. This cost recovery was due to a $32.2 million increase in fair value for our natural gas supply contracts recorded for the period, which we recognized following the completion and placement into service of certain modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas supply contracts. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three and nine months ended September 30, 2016 as we began depreciation of our assets related to Trains 1 and 2 of the Liquefaction Project upon reaching substantial completion.

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

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$113,227	$49,360	$63,867	$228,678	$142,353	$86,325
Loss on early extinguishment of debt	25,765	—	25,765	53,526	96,273	(42,747)
Derivative loss (gain), net	(9,183)	10,872	(20,055)	26,417	46,541	(20,124)
Other income	(402)	(179)	(223)	(1,052)	(535)	(517)
Total other expense	$129,407	$60,053	$69,354	$307,569	$284,632	$22,937

Interest expense, net of capitalized interest, increased $63.9 million and $86.3 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, due to an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $11.2 billion as of September 30, 2015 to $14.1 billion as of September 30, 2016, and the decrease in the portion of total interest costs that could be capitalized as Trains 1 and 2 of the Liquefaction Project are no longer in construction. For the three and nine months ended September 30, 2016, we incurred $220.2 million and $618.6 million of total interest cost, respectively, of which we capitalized $106.9 million and $389.9 million, respectively. For the three and nine months ended September 30, 2015, we incurred $185.2 million and $520.1 million of total interest cost, respectively, of which we capitalized $135.8 million and $377.7 million, respectively.

Loss on early extinguishment of debt increased by $25.8 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, whereas it decreased $42.7 million in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Loss on early extinguishment of debt during the three months ended September 30, 2016 was attributable to a $25.8 million write-off of debt issuance costs related to the prepayment of outstanding borrowings and termination of commitments under the 2015 SPL Credit Facilities of approximately $1.4 billion in September 2016 in connection with the issuance of the 2027 SPL Senior Notes. Loss on early extinguishment of debt during the nine months ended September 30, 2016 further included a $26.0 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in June 2016 in connection with the issuance of the 2026 SPL Senior Notes and a $1.5 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan in February 2016. Loss on early extinguishment of debt during the nine months ended September 30, 2015 was attributable to the $7.3 million write-off of debt issuance costs and deferred commitment fees related to the termination and replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015 and a $89.0 million write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in March 2015.

Derivative loss (gain), net decreased $20.1 million from a loss of $10.9 million in the three months ended September 30, 2015 to a gain of $9.2 million in the three months ended September 30, 2016, primarily due to a relative increase in the forward LIBOR curve in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Derivative loss, net decreased by $20.1 million in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the $34.7 million loss recognized in the nine months ended September 30, 2015 upon the termination of interest rate swaps associated with the 2013 Credit Facilities in March 2015, which was offset by a loss recognized in the nine months ended September 30, 2016 due to the increase in the notional amount of interest rate swaps related to the 2016 CQP Credit Facilities entered into in February 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of September 30, 2016, we estimated the fair value of the Liquefaction Supply Derivatives to be $12.1 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis prices would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $0.2 million as of September 30, 2016, compared to $0.9 million as of December 31, 2015. See Note 7—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

SPL has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the SPL Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the SPL Interest Rate Derivatives. As of September 30, 2016, we estimated the fair value of the SPL Interest Rate Derivatives to be a liability of $15.9 million. This 10% change in interest rates would have resulted in a change in the fair value of the SPL Interest Rate Derivatives of $1.6 million as of September 30, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the nine months ended September 30, 2016.

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CQP Interest Rate Derivatives. As of September 30, 2016, we estimated the fair value of the CQP Interest Rate Derivatives to be a liability of $12.2 million. This 10% change in interest rates would have resulted in a change in the fair value of the CQP Interest Rate Derivatives of $3.9 million as of September 30, 2016.

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended September 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.2
Ninth Supplemental Indenture, dated as of September 23 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.4
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	November 2, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)