Form 10-K
period 2016-12-31
Cheniere Energy Partners, L.P.
filed 2017-02-24
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $1.4 billion as of June 30, 2016.
The registrant had 57,109,223 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding as of February 17, 2017.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this annual report, the terms listed below have the following meanings:

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of December 31, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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

•
statements relating to the construction of our Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any such EPC or other contractor, and anticipated costs related thereto;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

General

We are a publicly traded Delaware limited partnership formed by Cheniere in 2006. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

The following diagram depicts our abbreviated capital structure as of December 31, 2016:

($ in millions)

Cheniere Partners
(NYSE MKT: CQP)
$2,800 Credit Facilities
SPLNG
SPL
CTPL
$1,956 Credit Facilities
$2,000 Senior Secured Notes due 2021 (5.625%)
$1,000 Senior Secured Notes due 2022 (6.250%)
$1,500 Senior Secured Notes due 2023 (5.625%)
$2,000 Senior Secured Notes due 2024 (5.750%)
$2,000 Senior Secured Notes due 2025 (5.625%)
$1,500 Senior Secured Notes due 2026 (5.875%)
$1,500 Senior Secured Notes due 2027 (5.000%)
$1,200 Working Capital Facility

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

•	completing construction and commencing operation of the first five Trains of the Liquefaction Project;

•	developing and operating our Trains safely, efficiently and reliably;

•	making LNG available to our long-term SPA customers to generate steady and reliable revenues and operating cash flows;

•	safely, efficiently and reliably maintaining and operating our assets;

•	obtaining the requisite long-term commercial contracts and financing to reach a final investment decision (“FID”) regarding Train 6 of the Liquefaction Project;

•	developing business relationships for the marketing of additional long-term and short-term agreements for additional LNG volumes at the Sabine Pass LNG terminal; and

•
expanding our existing asset base through acquisitions from Cheniere or third parties or our own development of the Liquefaction Project or complementary businesses or assets such as other LNG facilities, midstream assets, natural gas storage assets and natural gas pipelines.

Our Business

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of December 31, 2016:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		95.5%		52.4%
Completion percentage of:
Engineering	100%		100%		96.6%
Procurement	100%		100%		76.6%
Subcontract work	100%		78.6%		43.7%
Construction	100%		93.2%		11.3%
Date of expected substantial completion	Train 1	Operational	Train 3	1Q 2017	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively, and started the commissioning of Train 3 of the Liquefaction Project in September 2016. Substantially all of our long-lived assets are located in the United States.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced on May 15, 2016, and non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during any portion of the initial 20-year export period of such order.

In January 2016, the DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order and the order denying the request for rehearing related to the export of 503.3 Bcf/yr to non-FTA countries and the appeal is pending.

Customers

SPL has entered into six fixed price, 20-year SPAs with extension rights with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

As of December 31, 2016, SPL had the following third-party SPAs:

	BG Gulf Coast LNG, LLC (“BG”)	Gas Natural Fenosa LNG GOM, Limited (“Gas Natural Fenosa”)	Korea Gas Corporation	GAIL (India) Limited	Total Gas & Power North America, Inc. (“Total”)	Centrica plc
Annual contract quantity of LNG (in million MMBtu)	286.50 (1) (2)	182.50 (3)	182.50	182.50	104.75	91.25
Annual contract quantity of LNG (mtpa)	5.5	3.5	3.5	3.5	2.0	1.75
Expected annual fixed fees (in millions)	$723 (1)	$454	$548	$548	$314	$274
Fixed fees $/MMBtu	$2.25 - $3.00 (1)	$2.49	$3.00	$3.00	$3.00	$3.00
Variable fee per MMBtu	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub
Contract start (date of first commercial delivery for applicable Train)	Train 1 (1)	Train 2	Train 3	Train 4	Train 5	Train 5
Guarantor	BG Energy Holdings Limited	Gas Natural SDG S.A.	N/A	N/A	Total S.A.	N/A
Principal place of business of customer	United States	Republic of Ireland	Republic of Korea	India	United States	England and Wales

(1)
Includes an annual contract quantity of 182.5 million MMBtu of LNG upon the date of first commercial delivery of Train 1 with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36.5 million MMBtu, 34.0 million MMBtu and 33.5 million MMBtu upon the date of first commercial delivery for Trains 2, 3 and 4, respectively, with a fixed fee of $3.00 per MMBtu. Annual fixed fees of approximately $723 million are expected following the date of first commercial delivery of Train 4, consisting of approximately $520 million related to Trains 1 and 2 and approximately $203 million related to Trains 3 and 4.

(2)	Does not include 500,000 MMBtu/d of LNG at a fixed fee of $2.25 per MMBtu of LNG that was available upon Train 1 becoming commercially operable prior to the beginning of its first delivery window.

(3)	Does not include 285,000 MMBtu/d of LNG at a fixed fee of $2.49 per MMBtu of LNG that is available upon Train 2 becoming commercially operable prior to the beginning of its first delivery window.
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

During the year ended December 31, 2016, LNG revenues from external customers that were derived from domestic customers was $414.6 million and from customers outside of the United States was $124.9 million. We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2016, SPL has secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

SPL entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 5 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through December 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

During the third quarter of 2015, CTPL completed construction of modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal.

Final Investment Decision on Train 6

We will contemplate making an FID to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

Governmental Regulation

The Sabine Pass LNG terminal is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory requirement increases the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

Federal Energy Regulatory Commission

The design, construction and operation of our liquefaction facilities, the export of LNG and the transportation of natural gas through the Creole Trail Pipeline are highly regulated activities. In order to site, construct and operate the Sabine Pass LNG terminal, we received and are required to maintain authorizations from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits.

The Energy Policy Act of 2005 (the “EPAct”) amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in the EPAct, nothing in the EPAct is intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals. The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to review.

In order to construct, own, operate and maintain the Creole Trail Pipeline, CTPL received a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC’s approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, may be required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. The FERC also approved CTPL’s application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 dekatherms per day (“Dthd”) of feed gas to the Liquefaction Project. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality (“LDEQ”) for the proposed modifications and, with subsequent final FERC clearance, construction was completed in 2015.

Several other material governmental and regulatory approvals and permits will be required throughout the life of our Liquefaction Project. In addition, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses. To date, we have been able to obtain these approvals as needed and the need for these approvals has not materially affected our construction progress. Throughout the life of our LNG terminals, we will be subject to regular reporting requirements to the FERC, the U.S. Department of Transportation’s

(“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal state regulatory agencies regarding the operation and maintenance of our facilities.

In 2002, the FERC concluded that it would apply light-handed regulation over the rates, terms and conditions agreed to by parties for LNG terminalling services, such that LNG terminal owners would not be required to provide open-access service at non-discriminatory rates or maintain a tariff or rate schedule on file with the FERC, as distinguished from the requirements applied to our FERC-regulated natural gas pipelines. The EPAct codified the FERC’s policy, but those provisions expired on January 1, 2015. Nonetheless, we see no indication that the FERC intends to modify its longstanding policy of light-handed regulation of LNG terminals.

The FERC has authority to approve, and if necessary, set “just and reasonable rates” for the transportation or sale of natural gas in interstate commerce. In addition, under the NGA, our pipelines are not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. The FERC has the authority to grant certificates allowing construction and operation of facilities used in interstate gas transportation and authorizing the provision of services. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale in interstate commerce of natural gas for resale for ultimate consumption for domestic, commercial, industrial or any other use and to natural gas companies engaged in such transportation or sale. However, the FERC’s jurisdiction does not extend to the production, gathering, local distribution or export of natural gas.

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
The FERC’s Standards of Conduct apply to interstate pipelines that conduct transmission transactions with an affiliate that engages in marketing functions. Interstate pipelines must treat all transmission customers on a not unduly discriminatory basis. The general principles of the Standards of Conduct are: (1) independent functioning, which requires transmission function employees to function independently of marketing function employees; (2) no-conduit rule, which prohibits passing transmission function information to marketing function employees; and (3) transparency, which imposes posting requirements to detect undue preference. CTPL has established the required policies and procedures to comply with the FERC’s Standards of Conduct and is subject to audit by the FERC to review compliance, policies and its training programs.

The EPAct amended the NGA to strengthen the prohibition of manipulation in the natural gas markets under the FERC’s jurisdiction and increased civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to $1.0 million per day per violation (increased civil penalties were also provided for under the Natural Gas Policy Act of 1978 (the “NGPA”)). In accordance with the EPAct, the FERC issued a final rule under the NGA making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement of material fact or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud or deceit upon any entity.

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which import LNG now or will do so by the end of 2017 include Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican

Republic. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Pipelines

The Creole Trail Pipeline is also subject to regulation by the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.

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

In 2009, the PHMSA issued a final rule (known as “Control Room Management/Human Factors Rule”) that became effective in 2010 requiring pipeline operators to write and institute certain control room procedures that address human factors and fatigue management.

In March 2015, PHMSA issued a final rule amending the pipeline safety regulations to update and clarify certain regulatory requirements, including who can perform post-construction inspections on transmission pipelines. In September 2015, PHMSA issued a rule indefinitely delaying the effective date for the amendment to the regulation regarding post-construction inspections.
In May 2015, PHMSA issued a notice of proposed rulemaking proposing to amend gas pipeline safety regulations regarding plastic piping systems used in gas services, including the installation of plastic pipe used for gas transmission lines.

In July 2015, PHMSA issued a notice of proposed rulemaking proposing to add a specific timeframe for operators’ notification of accidents or incidents, as well as amending the safety regulations regarding operator qualification requirements by expanding the requirements to include new construction and certain previously excluded operation and maintenance tasks, requiring a program effectiveness review and adding new recordkeeping requirements. In January 2017, PHMSA issued a final rule adding a specific time frame for operators’ notification of accidents or incidents but delayed final action on the proposed operator qualification requirements until a later date. The final rule will be effective March 24, 2017.
In April 2016, the PHMSA issued a notice of proposed rulemaking addressing changes to the regulations governing the safety of gas transmission pipelines. Specifically, PHMSA is considering certain integrity management requirements for “moderate consequence areas,” requiring an integrity verification process for specific categories of pipelines, and mandating more explicit requirements for the integration of data from integrity assessments to an operator’s compliance procedures. The PHMSA is also considering whether to revise requirements for corrosion control issues and expanding the definition of regulated gathering lines. These notices of proposed rulemaking are still pending at the PHMSA.

Natural Gas Pipeline Safety Act of 1968 (“NGPSA”)

Louisiana and Texas administer federal pipeline safety standards under the NGPSA, which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal sanctions.

Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011

The Creole Trail Pipeline is also subject to the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. Under the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, PHMSA has civil penalty authority up to approximately $200,000 per day per violation (increased from the prior $100,000), with a maximum of approximately $2 million in civil penalties for any related series of violations (increased from the prior $1 million).

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Sabine Pass LNG terminal are subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including the DOT, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

Three significant permits are the USACE Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit (the “Section 10/404 Permit”), the Clean Air Act Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”), of which the latter two permits are issued by the LDEQ.

The application for revision of the Sabine Pass LNG terminal’s Section 10/404 Permit to authorize construction of Trains 1 through 4 was submitted in January 2011. The process included a public comment period which commenced in March 2011 and closed in April 2011. The revised Section 10/404 Permit was received from the USACE in March 2012. A modification to the Section 10/404 Permit, to address wetlands impacted by the construction of Trains 5 and 6, was issued by the USACE in June 2015. The USACE acted in the capacity as a cooperating agency in the review process under the National Environmental Policy Act of 1969. In addition, a Section 10/404 Permit application is pending with respect to the expansion of the Creole Trail Pipeline. These permits will require us to provide mitigation to compensate for the wetlands impacted by the respective projects. The application to amend the Sabine Pass LNG terminal’s existing Title V and PSD Permits to authorize construction of Trains 1 through 4 was initially submitted in December 2010 and revised in March 2011. The process included a public comment period from June 2011 to August 2011 and a public hearing in August 2011. The final revised Title V and PSD Permits were issued by the LDEQ in December 2011. Although these permits are final, a petition with the EPA has been filed pursuant to the Clean Air Act requesting that the EPA object to the Title V Permit. The EPA has not ruled on this petition. In June 2012, SPL applied to the LDEQ for a further amendment to the Title V and PSD Permits to reflect proposed modifications to the Liquefaction Project that were filed with the FERC in October 2012. The LDEQ issued the amended PSD and Title V Permits in March 2013. These permits are final. In September 2013, SPL applied to the LDEQ for another amendment to its PSD and Title V Permits seeking approval to, among other things, construct and operate Trains 5 and 6. The LDEQ issued the amended PSD and Title V Permits in June 2015. These permits are final.

CTPL was issued new Title V and PSD Permits for the proposed modifications to the Creole Trail Pipeline system by the LDEQ in November 2013.

In August 2014, the Sabine Pass LNG terminal’s existing wastewater discharge permit was modified by LDEQ to authorize the discharge of wastewaters from the liquefaction facilities. We intend to apply for a modification of this permit in mid-2017 to include wastewaters generated with respect to the anticipated operations of Trains 5 and 6.

The Sabine Pass LNG terminal is subject to PHMSA safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate, and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the regulatory provisions of the Dodd-Frank Act, although neither the CFTC nor the SEC has yet adopted or implemented all of the rules required by the Dodd-Frank Act. In addition, the CFTC and its staff regularly issue rule amendments and guidance, policy statements and letters interpreting or taking no-action positions, including time-limited no action positions, regarding the derivatives provisions of the Dodd-Frank Act and the rules of the CFTC under these provisions.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain physical commodity futures contracts and options thereon, as well as economically equivalent swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has proposed position limits rules that would modify and expand the applicability of limits on the speculative positions in certain physical commodity futures contracts, and economically equivalent futures, options and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Pursuant to rules adopted by the CFTC, four classes of interest rate swaps (e.g., fixed-to-float, basis swaps, forward rate agreements and overnight index swaps) denominated in several currencies and two classes of index credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate swaps in any other asset classes, including swaps relating to physical commodities, for mandatory clearing and trade execution, but could do so in the future. Although we expect to qualify for the end-user exception from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules, which, as to the collection of initial margin, are being phased in, do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks. The Dodd-Frank Act’s swaps regulatory provisions and the related rules may adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, increase the costs of entering into and maintaining swaps, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

Under the Commodity Exchange Act as amended by the Dodd-Frank Act, the CFTC is directed generally to prevent manipulation, including by fraudulent or deceptive practices, in two markets: (1) physical commodities traded in interstate commerce, including physical energy and other commodities, as well as (2) financial instruments, such as futures, options and swaps, on any commodity. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative or deceptive schemes in the physical commodities, futures, options and swaps markets. In addition, separate from the Dodd-Frank Act, our use of futures and options on commodities is subject to the Commodity Exchange Act and CFTC regulations, as well as the rules of futures exchanges on which any of these instruments are executed. Should we violate any of these laws and regulations, we could be subject to a CFTC or an exchange enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

Environmental Regulation

The Sabine Pass LNG terminal is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations require significant expenditures for compliance, can affect the cost and output of operations and may impose substantial penalties for non-compliance and substantial liabilities for pollution. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary sources, including fuel combustion sources. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. In June 2013, the Obama Administration issued its Climate Action Plan, which announced a wide-ranging set of executive actions to be implemented to cut carbon emissions in the United States. The Obama Administration has also issued regulations limiting GHG emissions from new and existing electrical generating stations (the latter is known as the Clean Power Plan). These rules are currently subject to court challenge and the timing, extent and impact of these initiatives remain uncertain. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, operating results and cash flows.

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Sabine Pass LNG terminal within the coastal zone may be subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the General Land Office). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act (“CWA”)

The Sabine Pass LNG terminal is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Louisiana, by the LDEQ).

Resource Conservation and Recovery Act (“RCRA”)

The federal RCRA and comparable state statutes govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. In the event such wastes are generated in connection with our facilities, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

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

If and when SPL needs to replace any existing SPA or enter into new SPAs, SPL will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently developing a natural gas liquefaction facility near Corpus Christi, Texas and has entered into eight fixed price, 20-year third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

SPLNG currently does not experience competition for its terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at the Sabine Pass LNG terminal has been fully contracted. If and when SPLNG has to replace any TUAs, it will compete with other then-existing LNG terminals for customers.

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sell any quantities of LNG available under the SPAs with Cheniere Marketing, or develop new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and economic growth in developing countries. In addition, Cheniere’s ability to obtain additional funding to execute its business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and Cheniere’s ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 21 trillion cubic feet (“Tcf”) between 2014 and 2025, with LNG maintaining its current share of approximately 10% of the global market.  Wood Mackenzie forecasts that global demand for LNG will increase by 67%, from approximately 255 mtpa, or 12.2 Tcf, in 2016, to 425 mtpa, or 20.4 Tcf, in 2025, and that LNG production from existing facilities and new facilities already under construction will be able to supply the market with 368 mtpa in 2025, resulting in a market need for construction of additional facilities capable of producing an incremental 57 mtpa of LNG.  We believe our new project that does not already have capacity sold under long-term contracts is competitive with new proposed projects globally and is well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  To date, we have contracted approximately 19.75 mtpa of aggregate production capacity for Trains 1 through 5 of the Liquefaction Project with third-party customers. Train 6 has not been contracted to date. As of January 12, 2017, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term, medium-term and short-term contracting of LNG from our terminal.

Subsidiaries

Our assets are generally held by or under our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2017, Cheniere and its subsidiaries had 911 full-time employees, including 320 employees who directly supported the Sabine Pass LNG terminal operations. See Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

Available Information

Our common units have been publicly traded since March 21, 2007 and are traded on the NYSE MKT under the symbol “CQP.” Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC under the Exchange Act of 1934, as amended (the “Exchange Act”). These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

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

As of December 31, 2016, we had zero cash and cash equivalents, $604.9 million of current restricted cash and $14.6 billion of total debt outstanding on a consolidated basis (before debt discounts, debt premiums and unamortized debt issuance costs), excluding $368.7 million aggregate outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Sabine Pass LNG terminal and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the re-

pricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We have not been profitable historically. We may not achieve profitability or generate positive operating cash flow in the future.

We had net losses of $171.2 million, $318.9 million and $410.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues, or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

We will continue to incur significant capital and operating expenditures while we develop and construct the Liquefaction Project. Any delays beyond the expected development period for our Trains could cause, and could increase the level of, our operating losses and negative cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate any significant positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete the applicable Train.

We may sell equity or equity-related securities, including additional common units. Such sales could dilute our unitholders’ proportionate indirect interests in our assets, business operations, Liquefaction Project and other projects, and could adversely affect the market price of our common units.

We have pursued and are pursuing a number of alternatives in order to finance the construction of Train 6, including potential issuances and sales of additional equity or equity-related securities. Such sales, in one or more transactions, could dilute our unitholders’ proportionate indirect interests in our assets, business operations and proposed projects, including the Liquefaction Project. In addition, such sales, or the anticipation of such sales, could adversely affect the market price of our common units.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by Chevron and Total, each of which has entered into a TUA with SPLNG and agreed to pay SPLNG approximately $125 million annually, and on the performance, upon satisfaction of the conditions precedent to payment thereunder, by six third-party customers that have entered into SPAs with SPL and agreed to pay SPL an aggregate of $2.9 billion annually in fixed fees. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective TUA or SPA in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA or SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA or SPA.

Each of our customer contracts is subject to termination under certain circumstances.

Each of SPLNG’s long-term TUAs contains various termination rights. For example, each customer may terminate its TUA if the Sabine Pass LNG terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations or fails to accept and unload a specified number of the customer’s proposed LNG cargoes. SPLNG may not be able to replace these TUAs on desirable terms, or at all, if they are terminated.

Each of SPL’s SPAs contains various termination rights allowing our customers to terminate their SPAs, including, without limitation: (1) upon the occurrence of certain events of force majeure; (2) if we fail to make available specified scheduled cargo quantities; and (3) delays in the commencement of commercial operations. We may not be able to replace these SPAs on desirable terms, or at all, if they are terminated.

Our use of hedging arrangements may adversely affect our future operating results or liquidity.

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

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of the Dodd-Frank Act and the rules adopted and to be adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminals and to secure natural gas feedstock for our liquefaction facilities.

The CFTC has proposed position limits rules that would modify and expand the applicability of position limits on the amounts of certain speculative futures contracts, as well as economically equivalent options, futures and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging positions and other types of transactions. The CFTC also has adopted final rules regarding aggregation of positions, under which a party that controls the trading for the account of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions in all such controlled accounts and of all such controlled or owned parties with their own positions for purposes of determining compliance with position limits rules unless an exemption applies. Upon the adoption and effectiveness of final CFTC position limits rules, and the effectiveness of the final aggregation rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms or exchanges. The CFTC has designated four classes of interest rate swaps (denominated in numerous currencies) and two classes of index credit default swaps for mandatory clearing, but has not yet proposed rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require certain market participants to collect and post initial and variation margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. The requirements of those rules as to the collection of initial margin are being phased in. Although we believe we will not be required to post margin with respect to any uncleared swaps we enter into in the future, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, contractually require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

The Dodd-Frank Act also imposes other regulatory requirements on swaps market participants, including end users of swaps, such as regulations relating to swap documentation, reporting and recordkeeping, and certain business conduct rules applicable to swap dealers and major swap participants. Together with the Basel III capital requirements on certain swaps market participants, the regulatory requirements of the Dodd-Frank Act and the rules thereunder relating to swaps and derivatives market participants could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter and reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.

We expect that our hedging activities will remain subject to significant and developing regulations and regulatory oversight. However, the full impact of the various U.S. (and non-U.S.) regulatory developments in connection with these activities will not be known with certainty until such derivatives market regulations are fully implemented and related market practices and structures are fully developed.

In making our investment decisions for the Liquefaction Project, we have relied on several economic development programs in Louisiana, including Industrial Tax Exemption (“ITE”) contracts.  If we were to lose significant tax incentives through the economic development programs or if the ITE contracts were declared void, the loss of such tax incentives and/or exemptions could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

SPL has utilized the ITE program, which is available for a “new” manufacturing establishment or an “addition” to an existing manufacturing establishment.  SPL has entered into a total of eight ITE contracts, which exempt from ad valorem property taxes all of SPL’s assets when placed in service.

On October 12, 2016, a lawsuit was filed by JMCB, LLC (“JMCB”) against SPL, the Louisiana Department of Economic Development (“LED”) and the Louisiana Board of Commerce and Industry (“BCI”) (the “Pending Matter”).  In the Pending Matter, JMCB contends that one of SPL’s ITE contracts should be declared an improper and unauthorized act of BCI.  JMCB asks the court to declare the contract null and void and without legal effect, as well as for incidental damages in the form of any taxes not paid in reliance on the exemption granted under the ITE contract.  JMCB’s petition is filed as a class action that seeks declaratory relief for all similarly situated taxpayers in Cameron Parish and for the governmental agencies that would have received the ad valorem property taxes, but for the ITE contract.  SPL believes that the likelihood that the resolution of the Pending Matter will have a material adverse effect on our business, financial condition, operating results, liquidity or prospects is remote.  If we do not prevail in the Pending Matter, the loss of such tax exemption could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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
We may not be successful in fully implementing our proposed business strategy to provide liquefaction capabilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities.

It will take several years to construct the Liquefaction Project, and even if successfully constructed, the Liquefaction Project would be subject to the operating risks described herein. Accordingly, there are many risks associated with the Liquefaction Project, and if we are not successful in implementing our business strategy, we may not be able to generate cash flows, which could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the completion of one or more Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of the Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give Bechtel the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. We do not have any prior experience in constructing liquefaction facilities, and other than Trains 1 and 2 of the Liquefaction Project, no liquefaction facilities have been constructed and placed in service in the United States in over 40 years. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to the EPC contracts with Bechtel or any future EPC contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the Liquefaction Project is fully constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Delays in the completion of one or more Trains could lead to reduced revenues or termination of one or more of the SPAs by our counterparties.

Any delay in completion of a Train could cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. In particular, each of our SPAs provides that the counterparty may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development of Train 6 will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our business strategy.

We will require significant additional funding to be able to commence construction of Train 6, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development of Train 6, and we may not be able to complete our business plan. Even if we are able to obtain funding, the funding may be inadequate to cover any increases in costs or delays in completion of Train 6, which may cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more future customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

SPLNG may be required to purchase natural gas to provide fuel at the Sabine Pass LNG terminal, which would increase operating costs and could have a material adverse effect on our operating results.

SPLNG’s TUAs provide for an in-kind deduction of 2% of the LNG delivered to the Sabine Pass LNG terminal, which it uses primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that SPLNG will have to purchase additional natural gas from third parties. SPLNG will bear the cost and risk of changing prices for any such fuel.

Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of the Liquefaction Project, higher construction costs and the deferral of the dates on which payments are due to SPL under the SPAs, all of which could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita, respectively, damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama, resulting in the temporary suspension of construction of the Sabine Pass LNG terminal. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and the Sabine Pass LNG terminal experienced minor damage.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project and related infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our coastal operations.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of interstate natural gas pipelines, LNG terminals, including the Liquefaction Project, and other facilities, and the import and export of LNG and the transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG. Although the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of six Trains, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional approvals in conjunction with ongoing construction and operations of the Liquefaction Project. We also have a pending application with the DOE for authorization to export LNG to non-FTA countries in addition to the orders previously granted to us by the DOE. We will be required to obtain similar approvals and permits with respect to any expansion or modification of our liquefaction and pipeline facilities. We cannot control the outcome of the FERC’s or the DOE’s review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in our projects. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our general partner’s senior management or other key personnel could affect our business results.

As of January 31, 2017, Cheniere and its subsidiaries had 911 full-time employees, including 320 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal, the Creole Trail Pipeline and construction of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity, and prospects.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Cheniere Investments has entered into an amended and restated variable capacity rights agreement (the “Amended and Restated VCRA”) with Cheniere Marketing, under which Cheniere Marketing will be able to derive economic benefits to the extent it assists Cheniere Investments in commercializing Cheniere Investments’ access to capacity at the Sabine Pass LNG terminal through its agreement with SPL, which has a TUA with SPLNG. In addition, Cheniere Marketing has entered into an SPA to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently developing and constructing a natural gas liquefaction facility near Corpus Christi, Texas and has entered into eight third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6.

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

We are dependent on Cheniere and its affiliates to provide services to us. If Cheniere or its affiliates are unable or unwilling to perform according to the negotiated terms and timetable of their respective agreement for any reason or terminate their agreement, we would be required to engage a substitute service provider. This could result in a significant interference with operations and increased costs.

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
Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the Liquefaction Project, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of Bechtel and our other contractors to pay liquidated damages under their agreements are subject to caps on liability, as set forth therein.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the Liquefaction Project or result in a contractor’s unwillingness to perform further work on the Liquefaction Project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are relying on third-party engineers to estimate the future capacity ratings and performance capabilities of the Liquefaction Project, and these estimates may prove to be inaccurate.

We are relying on third parties, principally Bechtel, for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Liquefaction Project. If any Train, when actually constructed, fails to have the capacity ratings and performance capabilities that we intend, our estimates may not be accurate. Failure of any of our Trains to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. However, we may not be able to purchase or receive physical delivery of sufficient quantities of natural gas to satisfy those obligations, which may provide affected SPA customers with the right to terminate their SPAs. Our failure to purchase or receive physical delivery of sufficient quantities of natural gas could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Sabine Pass LNG terminal and the Liquefaction Project is and will be subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG terminal;

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;

•	cost improvements that allow competitors to offer LNG regasification services or provide natural gas liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Failure of imported or exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Liquefaction Project will be dependent upon the ability of our SPA customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources.

Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Operations at the Sabine Pass LNG terminal are dependent, in part, upon the ability of our TUA customers to import LNG supplies into the United States, which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG purchasers or suppliers and merchants in such countries to import or export LNG from or to the United States. Furthermore, some foreign purchasers or suppliers of LNG may have economic or other reasons to obtain their LNG from, or direct their LNG to, non-U.S. markets or from or to our competitors’ liquefaction or regasification facilities in the United States.

In addition to natural gas, LNG also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy. LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.

As a result of these and other factors, LNG may not be a competitive source of energy in the United States or internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the United States or to the United States on a commercial basis. Any significant impediment to the ability to deliver LNG to or from the United States generally, or to the Sabine Pass LNG terminal or from the Liquefaction Project specifically, could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Various economic and political factors could negatively affect the development, construction and operation of LNG facilities, including the Liquefaction Project, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our business and our customers because of:

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

We have contracted for firm capacity for our natural gas feedstock transportation requirements for Trains 1 through 5 of the Liquefaction Project.  We cannot control the regulatory and permitting approvals or third parties’ construction times. If and when we need to replace one or more of our agreements with these interconnecting pipelines, we may not be able to do so on commercially reasonable terms or at all, which could impair our ability to fulfill our obligations under certain of our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

A terrorist, including a cyberterrorist, or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including one or more of the Trains, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal or the Creole Trail Pipeline, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment and natural resources; the use, handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and investigation and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and submit filings and reports related to our compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties and/or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Federal and state laws can impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs.  Such initiatives could affect the demand for or cost of natural gas, which we consume at the Sabine Pass LNG terminal, or could increase compliance costs for our operations. The future of the Clean Power Plan and other GHG-related initiatives of the federal government may change under the Trump Administration.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG terminal could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The Creole Trail Pipeline and its FERC gas tariff are subject to FERC regulation.

The Creole Trail Pipeline is subject to regulation by the FERC under the NGA and the NGPA. The FERC regulates the transportation of natural gas in interstate commerce, including the construction and operation of pipelines, the rates, terms and conditions of service and abandonment of facilities. Under the NGA, the rates charged by CTPL must be just and reasonable, and CTPL is prohibited from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

CTPL’s FERC gas tariff (the “Tariff”), including the pro forma transportation agreements, must be filed with and approved by the FERC. Before we enter into a transportation agreement with a shipper that contains terms that deviate in any material aspect from our filed Tariff, referred to as non-confirming terms, we must seek FERC’s approval. The FERC may approve the non-conforming terms in the transportation agreement; however, in that case, the non-conforming terms must be made available to our other similarly-situated customers. If CTPL fails to seek FERC’s approval of a transportation agreement with non-conforming terms, or if the FERC audits our contracts and finds deviations that appear to be unduly discriminatory, the FERC could conduct a formal enforcement investigation, resulting in serious penalties and/or onerous ongoing compliance obligations.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the EPAct, the FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1.0 million per day for each violation.
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

The PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As an operator, we are required to:

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

Substantially all of our anticipated revenue in 2016 will be dependent upon one facility, the Sabine Pass LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, including the related pipeline, or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

We intend to pursue acquisitions of additional LNG terminals, natural gas pipelines and related assets in the future, either directly from Cheniere or from third parties. However, Cheniere is not obligated to offer us any of these assets other than, in certain circumstances under an investors rights agreement with Blackstone CQP Holdco, its liquefaction project at Corpus Christi, Texas. If Cheniere does offer us the opportunity to purchase assets, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing for such purchase and we may not be able to obtain any required governmental and third-party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by the conflicts committee of our general partner, which may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would not result in an increase, or a sufficient increase, in our adjusted operating surplus per unit within an appropriate timeframe.

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
If we consummate any future acquisitions, our capitalization and operating results may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, if we issue additional units in connection with future growth, our existing unitholders’ interest in us will be diluted, and distributions to our unitholders may be reduced.

We may incur impairments to long-lived assets.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, reduced estimates of future cash flows for our business or disruptions to our business could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our Consolidated Financial Statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

Risks Relating to Our Cash Distributions

We may not be successful in our efforts to maintain or increase our cash available for distribution to cover the distributions on our common units.

We are currently paying the initial quarterly distribution of $0.425 on each of our common units and the related distribution on the general partner units. We are currently not paying any distributions on the subordinated units. The Class B units are not entitled to receive distributions until they convert into common units. As of December 31, 2016, we had 57.1 million common units outstanding. The aggregate initial quarterly distribution on these common units and the related general partner units is approximately $99 million per year. We are not currently generating sufficient operating surplus each quarter to pay the initial quarterly distribution on all of these units and therefore intend to use a portion of our accumulated operating surplus each quarter to enable us to make this distribution. When the outstanding Class B units convert into common units, we may not have sufficient operating surplus to be able to pay the initial quarterly distribution on all common units then outstanding.

The amount of cash that we can distribute on our common units principally will depend upon the amount of cash that we generate from our existing operations, which will be based on, among other things:

•	performance by counterparties of their obligations under the SPAs;

•	performance by SPL of its obligations under the SPAs;

•	performance by counterparties of their obligations under the TUAs;

•	performance by SPLNG of its obligations under the TUAs;

•	performance by, and the level of cash receipts received from, Cheniere Marketing under the Amended and Restated VCRA; and

•	the level of our operating costs, including payments to our general partner and its affiliates.
In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•
the restrictions contained in our debt agreements and our debt service requirements, including the our ability to pay distributions under our credit facilities and the ability of SPL to pay distributions to us under its credit facilities and its senior notes;

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

As of December 31, 2016, we had $14.6 billion of total consolidated indebtedness (before debt discounts, debt premiums and unamortized debt issuance costs). We anticipate incurring additional consolidated indebtedness in the future, including by issuing additional notes of our subsidiaries, including SPL. Any additional indebtedness incurred could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness. Approximately $0.2 billion of our indebtedness will mature in 2017, $2.6 billion will mature in 2020, $2.0 billion will mature in 2021 and $9.5 billion will mature between 2022 and 2027. In addition, SPL’s $4.6 billion credit facilities, which we had $0.3 billion outstanding as of December 31, 2016, will mature on the earlier of December 31, 2020 or the second anniversary of the Train 5 completion date, as defined in SPL’s credit facilities. We are not generally required to make principal payments on any of our long-term indebtedness prior to maturity other than SPL’s credit facilities. Our ability to refinance, extend or otherwise satisfy our indebtedness, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend among other things on our then contracted or otherwise anticipated future cash flows available for debt service. Our TUAs with Total and Chevron will expire in 2029 unless extended. Our SPA with BG will expire in 2036 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness. If we are unable to refinance, extend or otherwise satisfy our debt as it matures, that would have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.
Our subsidiaries may be restricted under the terms of their indebtedness from making distributions to us under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders and could materially and adversely affect the market price of our common units.

The agreements governing our indebtedness restrict payments that our subsidiaries can make to us in certain events and limit the indebtedness that our subsidiaries can incur. For example, SPL is restricted from making distributions under the agreements governing its indebtedness generally until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

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

In addition to restrictions on the ability of SPL to make distributions or incur additional indebtedness, the agreements governing their indebtedness also contain various other covenants that may prevent them from engaging in beneficial transactions, including limitations on their ability to:

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

We pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which reduces our cash available for distribution to our unitholders. See Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements for a description of these fees and expenses. Our general partner and its affiliates will also be entitled to reimbursement for all other direct expenses that they incur on our behalf. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

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

We may not be able to make accretive acquisitions or implement accretive capital expansion projects, including our liquefaction facilities, that would result in sufficient cash flow to fully pay distributions to the subordinated unitholder and allow us to maintain or increase common unitholder distributions. To fund acquisitions or capital expansion projects, we will need to pursue a variety of sources of funding, including debt and/or equity financings. Our ability to obtain these or other types of financing will depend, in part, on factors beyond our control, such as our ability to obtain commitments from users of the facilities to be acquired or constructed, the status of various debt and equity markets at the time financing is sought and such markets’ view of our industry and prospects at such time. Any restrictive lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain such financing at all. Accordingly, we may not be able to obtain financing for acquisitions or capital expansion projects on terms that are acceptable to us, if at all.

Risks Relating to an Investment in Us and Our Common Units

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of us and our unitholders.

Cheniere owns and, indirectly through Cheniere Holdings, controls our general partner, which has sole responsibility for conducting our business and managing our operations. Some of our general partner’s directors are also directors of Cheniere, and certain of our general partner’s officers are officers of Cheniere. Therefore, conflicts of interest may arise between Cheniere and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our unitholders. These conflicts include, among others, the following situations:

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

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its liquefaction project at Corpus Christi, Texas, its pipelines or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets, other than, in certain circumstances under an investors rights agreement with Blackstone CQP Holdco, its liquefaction project at Corpus Christi, Texas. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, they may take advantage of such opportunities themselves, and they may enter into commercial arrangements with respect to the liquefaction project at Corpus Christi, Texas that might otherwise have been entered into with respect to Train 6. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

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
The market price of our common units has fluctuated significantly in the past and is likely to fluctuate in the future. Our unitholders could lose all or part of their investment.

The market price of our common units has historically experienced and may continue to experience volatility. For example, between January 1, 2016 and December 31, 2016, the market price of our common units ranged between $19.22 and $31.49. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	domestic and worldwide supply of and demand for natural gas and corresponding fluctuations in the price of natural gas;

•	fluctuations in our quarterly or annual financial results or those of other companies in our industry;

•	issuance of additional equity securities which causes further dilution to our unitholders;

•	sales of a high volume of units of our common units by our unitholders;

•	operating and unit price performance of companies that investors deem comparable to us;

•	events affecting other companies that the market deems comparable to us;

•	changes in government regulation or proposals applicable to us;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements made by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general conditions in the industries in which we operate;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial or other estimates by analysts; and

•	other factors described in these “Risk Factors.”
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

Sales by us or any of our affiliated unitholders of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Cheniere Holdings owns 11,963,488 common units, 135,383,831 subordinated units and 45,333,334 Class B units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. Additionally, Blackstone CQP Holdco owns 100,000,000 Class B units. It is expected that all Class B units will convert into common units. We are required to provide a registration statement for the resale of these common units. Any sales of these units could have an adverse impact on the price of our common units.

Risks Relating to Tax Matters

Our tax treatment depends on our status as a partnership for federal income tax purposes. If we were treated as a corporation for federal income tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, then the initial quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for state or local income tax purposes, the initial quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any changes, or other proposals, will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred.  Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

LDEQ Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve self-reported deviations arising from operation of the Sabine Pass LNG terminal and the commissioning of the Liquefaction Project, and relating to certain requirements under its Title V Permit. The matter involves deviations self-reported to LDEQ pursuant to the Title V Permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, certain of our subsidiaries received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. Certain of our subsidiaries continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE MKT under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low sales prices per common unit, as reported by the NYSE MKT, and cash distributions to common unitholders for each quarter during 2016 and 2015.

	High	Low	Cash Distributions Per Common Unit (1)	Cash Distributions Per Subordinated Unit (2)	Cash Distributions Per Class B Unit (3)
2016
First Quarter	$30.78	$19.22	$0.425	$—	$—
Second Quarter	31.49	26.82	0.425	—	—
Third Quarter	30.12	25.87	0.425	—	—
Fourth Quarter	29.87	25.97	0.425	—	—

2015
First Quarter	$32.70	$28.36	$0.425	$—	$—
Second Quarter	34.55	29.77	0.425	—	—
Third Quarter	32.54	20.53	0.425	—	—
Fourth Quarter	29.59	20.15	0.425	—	—

(1)	We also paid cash distributions to our general partner with respect to its 2% general partner interest.

(2)	We have not paid distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010. See “Subordination Period” below.

(3)	Class B units are not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of our assets). See “Class B Units” below.

A distribution for the quarter ended December 31, 2016 of $0.425 per common unit was paid on February 13, 2017. In addition, we paid cash distributions to our general partner with respect to its 2% general partner interest.

As of February 17, 2017, we had (1) 57.1 million common units outstanding held by approximately 11 record owners and (2) 145.3 million Class B units outstanding, of which 100.0 million Class B units were held by Blackstone CQP Holdco and 45.3 million Class B units were held by Cheniere Holdings.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The 2016 CQP Credit Facilities described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” may limit our ability to make distributions.

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

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere Holdings owns all of the 135,383,831 subordinated units, representing 39.3% of the limited partner interests in us as of December 31, 2016. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

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

•
excludes revenues and expenses attributable to the portion of payments made under the SPAs related to the final settlement price for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which the relevant cargo’s delivery window is scheduled.

Class B Units

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of Class B units for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings are being used to fund a portion of the costs of developing, constructing and placing into service the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of Cheniere’s ownership interests in CTPL and Cheniere Pipeline GP Interests, LLC. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The holders of Class B units have a preference over the holders of the subordinated units in the event of a liquidation (or merger, combination or sale of substantially all of our assets).

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

Selected financial data set forth below (in thousands, except per unit data) are derived from our audited Consolidated Financial Statements for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues (including transactions with affiliates)	$1,100,240	$270,028	$268,698	$268,191	$264,498
Income (loss) from operations	250,436	3,042	515	(32,029)	37,623
Interest expense, net of capitalized interest	(356,900)	(184,600)	(177,032)	(178,400)	(171,646)
Net loss	(171,195)	(318,891)	(410,036)	(258,117)	(175,431)
Net income (loss) per common unit	$(0.20)	$(0.43)	$(0.89)	$(0.03)	$0.27
Weighted average units outstanding	57,086	57,081	57,079	54,235	33,470

	December 31,
	2016	2015	2014	2013	2012
Property, plant and equipment, net	$14,158,187	$11,931,602	$8,978,356	$6,383,939	$3,219,592
Total assets	15,542,340	12,833,153	10,247,028	8,414,363	4,244,905
Current debt, net	223,500	1,673,379	—	—	—
Long-term debt, net	14,209,229	10,018,325	8,850,846	6,473,853	2,146,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-K include the following:

•
SPL commenced production and shipment of LNG commissioning cargoes from Trains 1 and 2 of the Liquefaction Project in February and August 2016, respectively, and achieved substantial completion and commenced operating activities in May and September 2016, respectively.

•	In September 2016, SPL initiated the commissioning process for Train 3 of the Liquefaction Project.

•	In November 2016, the date of first commercial delivery was reached under SPL’s fixed price, 20-year SPA with BG Gulf Coast LNG, LLC relating to the first train of the Liquefaction Project.

•	The board of directors of Cheniere Partners GP appointed Jack A. Fusco as the Chief Executive Officer of Cheniere Partners GP in May 2016.

•	Cheniere Partners GP Holding Company, LLC appointed Eric Bensaude and Doug Shanda to the board of directors of Cheniere Partners GP in September 2016.

•
In February 2016, we entered into a Credit and Guaranty Agreement for the incurrence of debt of up to an aggregate amount of approximately $2.8 billion (the “2016 CQP Credit Facilities”). The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the 7.50% Senior Secured Notes due 2016 issued by SPLNG (the “2016 SPLNG Senior Notes”) and the 6.50% Senior Secured Notes due 2020 issued by SPLNG (the “2020 SPLNG Senior Notes” and collectively with the 2016 SPLNG Senior Notes, the “SPLNG Senior Notes”) in November 2016, (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

•
In June and September 2016, SPL issued 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 SPL Senior Notes and 2027 SPL Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 SPL Senior Notes) and all (for the 2027 SPL Senior Notes) of the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 SPL Credit Facilities”). The remaining proceeds from the 2027 SPL Senior Notes were used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•
Standard & Poor’s (“S&P”) upgraded SPL’s senior secured rating to BBB- from BB+ in September 2016. Additionally, Moody’s Investors Service upgraded SPL’s senior secured rating to Ba2 from Ba3 in April 2016, and further upgraded it to Ba1 in December 2016. In January 2017, Fitch Ratings assigned SPL a senior secured investment grade rating of BBB-.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$—	$146,221
Restricted cash designated for the following purposes:
SPLNG debt service and interest payment	—	91,065
Liquefaction Project	357,953	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	246,991	—
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	1,642,133	3,755,000
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	652,823	1,049,785
2016 CQP Credit Facilities	195,000	—

For additional information regarding our debt agreements, see Note 11—Debt of our Notes to Consolidated Financial Statements.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes in November 2016, (3) a $125.0 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of December 31, 2016, we had $2.8 billion of available commitments, $45.0 million aggregate amount of issued letters of credit and $2,560.0 million of outstanding borrowings under the 2016 CQP Credit Facilities.

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

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than SPL and certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of December 31, 2016:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		95.5%		52.4%
Completion percentage of:
Engineering	100%		100%		96.6%
Procurement	100%		100%		76.6%
Subcontract work	100%		78.6%		43.7%
Construction	100%		93.2%		11.3%
Date of expected substantial completion	Train 1	Operational	Train 3	1Q 2017	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively, and started the commissioning of Train 3 of the Liquefaction Project in September 2016.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced on May 15, 2016, and non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during any portion of the initial 20-year export period of such order.

In January 2016, the DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order and the order denying the request for rehearing related to the export of 503.3 Bcf/yr to non-FTA countries and the appeal is pending.

Customers

SPL has entered into six fixed price, 20-year SPAs with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2016, SPL has secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

SPL entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 5 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through December 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

During the third quarter of 2015, CTPL completed construction of modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal.

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

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the year ended December 31, 2016, we realized offsets to LNG terminal costs of $201.0 million that was related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

The following table provides a summary of our capital resources for the Sabine Pass LNG Terminal, excluding equity contributions from us, at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Senior Notes (1)	$11,500,000	$10,585,500
CTPL Term Loan	—	400,000
Credit facilities outstanding balance (2)	3,097,500	860,000
Letters of credit issued (3)	323,677	135,215
Available commitments under credit facilities (3)	2,294,956	4,804,785
Total capital resources from borrowings and available commitments	$17,216,133	$16,785,500

(1)
Includes 2016 SPLNG Senior Notes and 2020 SPLNG Senior Notes, and SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023 (the “2023 SPL Senior Notes”), 5.75%

Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”), 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”), 2026 SPL Senior Notes and 2027 SPL Senior Notes (collectively, the “SPL Senior Notes”).

(2)	Includes 2015 SPL Credit Facilities, SPL Working Capital Facility and CTPL and SPLNG term loans outstanding under the 2016 CQP Credit Facilities.

(3)
Includes 2015 SPL Credit Facilities and SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the 2016 CQP Credit Facilities, which are not specifically for the Liquefaction Project.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 11—Debt of our Notes to Consolidated Financial Statements.

Senior Secured Notes

The SPL Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes and 2027 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the SPL Senior Notes (the “SPL Indenture”), plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes and 2027 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. SPL had $1.6 billion and $3.8 billion of available commitments and $314.0 million and $845.0 million of outstanding borrowings under the 2015 SPL Credit Facilities as of December 31, 2016 and 2015, respectively.

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

The 2015 SPL Credit Facilities contain conditions precedent for borrowings, as well as customary affirmative and negative covenants. The obligations of SPL under the 2015 SPL Credit Facilities are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and the SPL Working Capital Facility.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of December 31, 2016, SPL had $652.8 million of available commitments, $323.7 million aggregate amount of issued letters of credit and $223.5 million of loans outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the SPL Working Capital Facility.

The SPL Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. Loans deemed made in connection with a draw upon a letter of credit have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the SPL Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. SPL is required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and the 2015 SPL Credit Facilities.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2016, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2016	2015	2014
Operating cash flows	$(249)	$(171,099)	$(137,044)
Investing cash flows	(2,353,399)	(2,974,528)	(2,684,433)
Financing cash flows	2,524,164	2,591,058	2,206,734

Net increase (decrease) in cash, cash equivalents and restricted cash	170,516	(554,569)	(614,743)
Cash, cash equivalents and restricted cash—beginning of period	434,428	988,997	1,603,740
Cash, cash equivalents and restricted cash—end of period	$604,944	$434,428	$988,997

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2016, 2015 and 2014 were $0.2 million, $171.1 million and $137.0 million, respectively. The $170.9 million increase in operating cash inflows in 2016 compared to 2015 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively. The decrease in cash provided by operating activities from 2014 to 2015 was primarily related to the timing of amounts paid to third parties for operating costs.

Investing Cash Flows

Investing cash outflows during the years ended December 31, 2016, 2015 and 2014 were $2.4 billion, $3.0 billion and $2.7 billion respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the years ended December 31, 2016, 2015 and 2014, we used $38.3 million, $62.4 million and $38.9 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the year ended December 31, 2016 were $2.5 billion, primarily as a result of:

•	$2.6 billion of borrowings under the 2016 CQP Credit Facilities used to prepay the $400.0 million CTPL Term Loan and redeem and repay approximately $2.1 billion of the SPLNG Senior Notes;

•	$2.0 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuances of aggregate principal amounts of $1.5 billion of each of the 2026 SPL Senior Notes in June 2016 and the 2027 SPL Senior Notes in September 2016, which were used to prepay $2.5 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•	$473.5 million of borrowings and a $265.0 million repayment made under the SPL Working Capital Facility;

•	$114.7 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$14.1 million of debt extinguishment costs paid in connection with redemptions and prepayments of outstanding borrowings; and

•	$99.0 million of distributions to unitholders.

Financing cash inflows during the year ended December 31, 2015 were $2.6 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes in March 2015;

•	entering into the 2015 SPL Credit Facilities in June 2015 and borrowing $860.0 million under this facility during the year ended December 31, 2015;

•	$169.9 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$99.0 million of distributions to unitholders.

Financing cash flows during the year ended December 31, 2014 were $2.2 billion, primarily as a result of:

•	$77.0 million of borrowings under the previous SPL credit facilities;

•
issuance of an aggregate principal amount of $2.0 billion of the 2024 SPL Senior Notes and $0.5 billion of the 2023 SPL Senior Notes in May 2014, a portion of which was used to prepay $177.0 million of outstanding borrowings under the previous SPL credit facilities;

•	$101.8 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$99.0 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the years ended December 31, 2016 and 2015:

				Total Distribution (in thousands)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Class B Units	Subordinated Units	General Partner Units
November 11, 2016	July 1 - September 30, 2016	$0.425	$—	$24,262	$—	$—	$495
August 12, 2016	April 1 - June 30, 2016	0.425	—	24,261	—	—	495
May 13, 2016	January 1 - March 31, 2016	0.425	—	24,261	—	—	495
February 12, 2016	October 1 - December 31, 2015	0.425	—	24,261	—	—	495

November 13, 2015	July 1 - September 30, 2015	$0.425	$—	$24,260	$—	$—	$495
August 14, 2015	April 1 - June 30, 2015	0.425	—	24,260	—	—	495
May 15, 2015	January 1 - March 31, 2015	0.425	—	24,259	—	—	495
February 13, 2015	October 1 - December 31, 2014	0.425	—	24,259	—	—	495

On January 20, 2017, we declared a $0.425 distribution per common unit and the related distribution to our general partner will be paid on February 13, 2017 to owners of record as of February 2, 2017 for the period from October 1, 2016 to December 31, 2016.

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 1.86 and 1.83, respectively, as of December 31, 2016. The Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution after the substantial completion date of Train 3 of the Liquefaction Project, but in any case no earlier than the first business day following the record date of our distribution with respect to the quarter ended June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The holders of Class B units have a preference over the holders of the subordinated units in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2016:

	Payments Due By Period (1)
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Construction obligations (2)	$1,134,743	$740,124	$394,619	$—	$—
Purchase obligations (3)	7,986,354	1,645,421	2,212,099	1,958,922	2,169,912
Debt (4)	14,597,500	223,500	—	4,874,000	9,500,000
Interest payments (4)	5,120,591	766,080	1,569,122	1,246,821	1,538,568
Operating lease obligations (5)	56,705	2,308	4,524	4,501	45,372
Obligations to affiliates (6)	565,221	51,895	63,380	63,380	386,566
Total	$29,461,114	$3,429,328	$4,243,744	$8,147,624	$13,640,418

(1)	Agreements in force as of December 31, 2016 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2016.

(2)
Construction obligations primarily relate to the EPC contracts for Trains 3 through 5 of the Liquefaction Project. The estimated remaining cost pursuant to our EPC contracts as of December 31, 2016 is included. A discussion of these obligations can be found at Note 14—Commitments and Contingencies of our Notes to Consolidated Financial Statements.

(3)
Purchase obligations consist of contracts for which conditions precedent have been met, and primarily relate to natural gas supply, transportation and storage services, as well as maintenance contracts for the Liquefaction Project. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly.

(4)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2016. See Note 11—Debt of our Notes to Consolidated Financial Statements.

(5)
Operating lease obligations primarily relate to land sites related to the Sabine Pass LNG terminal. A discussion of these obligations can be found in Note 13—Leases of our Notes to Consolidated Financial Statements.

(6)
Obligations arising through intercompany service agreements include only fixed fees and do not include variable fees. A discussion of these obligations can be found in Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements.

In addition, in the ordinary course of business, we maintain letters of credit and have certain cash restricted in support of certain performance obligations of our subsidiaries. As of December 31, 2016, we had $368.7 million aggregate amount of issued letters of credit under the SPL Working Capital Facility and $604.9 million of current restricted cash. For more information, see Note 4—Restricted Cash of our Notes to Consolidated Financial Statements.

Results of Operations

Our consolidated net loss was $171.2 million, or $0.20 per share (basic and diluted), in the year ended December 31, 2016, compared to a net loss of $318.9 million, or $0.43 per share (basic and diluted), in the year ended December 31, 2015. This $147.7 million decrease in net loss in 2016 was primarily a result of increased income from operations, decreased derivative loss, net and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net loss was $410.0 million, or $0.89 per share (basic and diluted), in the year ended December 31, 2014. This $91.1 million decrease in net loss in 2015 compared to 2014 was primarily a result of decreased derivative loss, net, increased cost recovery of sales and decreased loss on early extinguishment of debt, partially offset by increased general and administrative expense (“G&A” Expense) (including affiliate amounts).

Revenues

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
LNG revenues	$539,468	$—	$539,468	$—	$—
LNG revenues—affiliate	293,957	—	293,957	—	—
Regasification revenues	263,030	265,637	(2,607)	265,740	(103)
Regasification revenues—affiliate	3,785	4,391	(606)	2,958	1,433
Total revenues	$1,100,240	$270,028	$830,212	$268,698	$1,330

2016 vs. 2015

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Trains 1 and 2 and commencement of operating activities in May and September 2016, respectively. Prior to these dates, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the year ended December 31, 2016, we loaded a total of 195.7 million MMBtu of LNG, of which 150.9 million MMBtu resulted in the recognition of revenues related to this volume. The remaining 44.8 million MMBtu of LNG loaded during the year ended December 31, 2016 was recognized as an offset to LNG terminal costs as it related to the sale of commissioning cargoes. As additional Trains become operational, we expect our LNG revenues to increase in the future.

2015 vs. 2014

There was no significant change to total revenues during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Operating costs and expenses

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
Cost (cost recovery) of sales	$410,433	$(31,466)	$441,899	$(342)	$(31,124)
Cost of sales—affiliate	1,490	—	1,490	—	—
Operating and maintenance expense	126,878	62,406	64,472	63,161	(755)
Operating and maintenance expense—affiliate	52,137	29,379	22,758	21,115	8,264
Development expense	126	2,850	(2,724)	9,319	(6,469)
Development expense—affiliate	396	722	(326)	1,153	(431)
General and administrative expense	13,200	15,079	(1,879)	13,807	1,272
General and administrative expense—affiliate	89,523	122,312	(32,789)	101,369	20,943
Depreciation and amortization expense	155,621	65,704	89,917	58,601	7,103
Total operating costs and expenses	$849,804	$266,986	$582,818	$268,183	$(1,197)

2016 vs. 2015

Our total operating costs and expenses increased $582.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively.

Cost of sales increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project compared to a cost recovery recognized during the year ended December 31, 2015. This cost recovery was due to a $32.2 million increase in fair value for our natural gas supply contracts recorded for the period, which we recognized following the completion and placement into service of modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas supply contracts. Similarly, during the year ended December 31, 2016, we recognized a $67.5 million increase in fair value of a natural gas supply contract due to the satisfaction of conditions precedent, including completion of relevant pipeline infrastructure, for that contract. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process.

Operating and maintenance expense (including affiliate amounts) increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the year ended December 31, 2016 as we began depreciation of our assets related to Trains 1 and 2 of the Liquefaction Project upon reaching substantial completion.

Partially offsetting the increases described above was a decrease in G&A Expense—affiliate, which was primarily due to a decrease in the amount payable under our service agreements with affiliates and a reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project.

As additional Trains become operational, we expect our operating costs and expenses to increase in the future, including higher depreciation and amortization expense as the related assets begin to be depreciated upon reaching substantial completion.

2015 vs. 2014

There was no significant change to total operating costs and expenses during the year ended December 31, 2015 compared to the year ended December 31, 2014. However, cost recovery of sales increased during the year ended December 31, 2015 due to the $32.2 million cost recovery, as described above. Offsetting this increase was an increase in G&A Expense (including affiliate amounts), primarily due to costs of services provided by Cheniere pursuant to an information technology services agreement.

Other expense (income)

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
Interest expense, net of capitalized interest	$356,900	$184,600	$172,300	$177,032	$7,568
Loss on early extinguishment of debt	71,824	96,273	(24,449)	114,335	(18,062)
Derivative loss (gain), net	(5,544)	41,722	(47,266)	119,401	(77,679)
Other income	(1,549)	(662)	(887)	(217)	(445)
Total other expense	$421,631	$321,933	$99,698	$410,551	$(88,618)

2016 vs. 2015

Interest expense, net of capitalized interest, increased $172.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $11.8 billion as of December 31, 2015 to $14.6 billion as of December 31, 2016, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 and 2 of the Liquefaction Project were no longer in construction. For the year ended December 31, 2016, we incurred $841.0 million of total interest cost, of which we capitalized $484.1 million, which was directly related to the construction of the Liquefaction Project. For the year ended December 31, 2015, we incurred $707.7 million of total interest cost, of which we capitalized $523.1 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased $24.4 million in the year ended December 31, 2016, as compared to the year ended December 31, 2015. Loss on early extinguishment of debt in the year ended December 31, 2016 was attributable to (1) $52.2 million write-off of debt issuance costs and payment of fees related to the $2.6 billion prepayment of outstanding borrowings and termination of commitments under the 2015 SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes and (2) $19.6 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan and the redemption of the 2020 SPLNG Senior Notes. Loss on early extinguishment of debt during the year ended December 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under our previous credit facilities in March 2015 and the replacement of our previous credit facilities with the 2015 SPL Credit Facilities in June 2015.

Derivative loss (gain), net decreased $47.3 million from a $41.7 million loss in the year ended December 31, 2015 to a $5.5 million gain in the year ended December 31, 2016. The derivative gain, net recognized in the year ended December 31, 2016 was primarily due to the interest rate derivatives entered into in March 2016 related to the 2016 CQP Credit Facilities, which increased in fair value due to the increase in forward LIBOR curve during the period. Derivative loss, net recognized during the year ended December 31, 2015 was primarily due to a $34.7 million loss recognized upon the termination of interest rate swaps associated with the previous SPL credit facilities in March 2015.

2015 vs. 2014

There was no significant change to interest expense, net of amounts capitalized, in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first five Trains of the Liquefaction Project. For the years ended December 31, 2015 and 2014, we incurred $707.7 million and $580.2 million of total interest cost, respectively, of which we capitalized and deferred $523.1 million and $403.2 million, respectively.

Loss on early extinguishment of debt decreased $18.1 million in the year ended December 31, 2015, as compared to the year ended December 31, 2014. Loss on early extinguishment of debt during the year ended December 31, 2015 was discussed above. Loss on early extinguishment of debt during the year ended December 31, 2014 was attributable to a write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the previous SPL credit facilities in May 2014.

Derivative loss, net decreased $77.7 million in the year ended December 31, 2015, as compared to the year ended December 31, 2014. The higher derivative loss recognized during the year ended December 31, 2014 was attributable to a decrease in long-term LIBOR during that period, whereas the movement in long-term LIBOR had a minimal effect on derivative loss for the year ended December 31, 2015 as a result of a lower notional amount of interest rate derivatives. Instead of movement in long-term LIBOR rates, the $41.7 million derivative loss recognized during the year ended December 31, 2015 was primarily attributable to a loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the previous SPL credit facilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Fair Value

When necessary or required by GAAP, we estimate fair value for derivatives, long-lived assets for impairment testing, initial measurements of AROs and financial instruments that require fair value disclosure, including debt. When we are required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, we use the cost, income or market valuation approaches depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. Such evaluations involve significant judgment and the results are based on expected future events or conditions, such as sales prices, estimates of future LNG production, development, construction and operating costs and the timing thereof, future net cash flows, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

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

Our derivative instruments consist of interest rate swaps, financial commodity derivative contracts transacted in an over-the-counter market and index-based physical commodity contracts. We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data. Valuation of our index-based physical commodity contracts is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace, market transactions and other relevant data.

Gains and losses on derivative instruments are recognized currently in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

Impairment of Long-Lived Assets

A long-lived asset, including an intangible asset, is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We use a variety of fair value measurement techniques when market information for the same or similar assets does not exist. Projections of future operating results and cash flows may vary significantly from results. Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 17—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

 Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$73,065	$6,071	$32,467	$895

See Note 8—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”), the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives” and collectively, with the SPL Interest Rate Derivatives, the “Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$(6,224)	$2,310	$(8,740)	$(3,058)
CQP Interest Rate Derivatives	13,108	5,811	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners, L.P. (“Cheniere Partners”) and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cheniere Partners’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Partners’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2016, which is contained in this Form 10-K.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of Cheniere Partners’ general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Partners’ Form 10-K.

Cheniere Energy Partners, L.P.

By:	Cheniere Energy Partners GP, LLC,
Its general partner

By:	/s/ Jack A. Fusco	By:	/s/ Michael J. Wortley
	Jack A. Fusco		Michael J. Wortley
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC and
Unitholders of Cheniere Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule I. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 17 to the consolidated financial statements, the Partnership has changed its method of accounting for debt issuance costs in 2016 and 2015 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements and the Partnership has also changed the presentation of cash flows in its consolidated statements of cash flows in 2016, 2015, and 2014 due to the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Cheniere Energy Partners GP, LLC and
Unitholders of Cheniere Energy Partners, L.P.:

We have audited Cheniere Energy Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cheniere Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Cheniere Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2017

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$—	$146,221
Restricted cash	604,944	274,557
Accounts and other receivables	90,196	741
Accounts receivable—affiliate	99,336	1,271
Advances to affiliate	37,697	39,836
Inventory	97,431	16,667
Other current assets	28,656	14,182
Total current assets	958,260	493,475

Non-current restricted cash	—	13,650
Property, plant and equipment, net	14,158,187	11,931,602
Debt issuance costs, net	120,704	132,091
Non-current derivative assets	82,861	30,304
Other non-current assets, net	222,328	232,031
Total assets	$15,542,340	$12,833,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$27,162	$16,407
Accrued liabilities	417,502	224,292
Current debt, net	223,500	1,673,379
Due to affiliates	99,529	115,123
Deferred revenue	72,631	26,669
Deferred revenue—affiliate	717	717
Derivative liabilities	14,446	6,430
Other current liabilities	224	—
Total current liabilities	855,711	2,063,017

Long-term debt, net	14,209,229	10,018,325
Non-current deferred revenue	5,500	9,500
Non-current derivative liabilities	2,001	2,884
Other non-current liabilities	165	175
Other non-current liabilities—affiliate	26,680	26,321

Commitments and contingencies (see Note 14)

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at December 31, 2016 and 2015)	129,712	305,747
Class B unitholders’ interest (145.3 million units issued and outstanding at December 31, 2016 and 2015)	62,256	(37,429)
Subordinated unitholders’ interest (135.4 million units issued and outstanding at December 31, 2016 and 2015)	239,909	428,035
General partner’s interest (2% interest with 6.9 million units issued and outstanding at December 31, 2016 and 2015)	11,177	16,578
Total partners’ equity	443,054	712,931
Total liabilities and partners’ equity	$15,542,340	$12,833,153

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues
LNG revenues	$539,468	$—	$—
LNG revenues—affiliate	293,957	—	—
Regasification revenues	263,030	265,637	265,740
Regasification revenues—affiliate	3,785	4,391	2,958
Total revenues	1,100,240	270,028	268,698

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	410,433	(31,466)	(342)
Cost of sales—affiliate	1,490	—	—
Operating and maintenance expense	126,878	62,406	63,161
Operating and maintenance expense—affiliate	52,137	29,379	21,115
Development expense	126	2,850	9,319
Development expense—affiliate	396	722	1,153
General and administrative expense	13,200	15,079	13,807
General and administrative expense—affiliate	89,523	122,312	101,369
Depreciation and amortization expense	155,621	65,704	58,601
Total operating costs and expenses	849,804	266,986	268,183

Income from operations	250,436	3,042	515

Other income (expense)
Interest expense, net of capitalized interest	(356,900)	(184,600)	(177,032)
Loss on early extinguishment of debt	(71,824)	(96,273)	(114,335)
Derivative gain (loss), net	5,544	(41,722)	(119,401)
Other income	1,549	662	217
Total other expense	(421,631)	(321,933)	(410,551)

Net loss	$(171,195)	$(318,891)	$(410,036)

Basic and diluted net loss per common unit	$(0.20)	$(0.43)	$(0.89)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	57,086	57,081	57,079

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2013	57,078	$711,771	145,333	$(38,216)	135,384	$931,074	6,894	$35,115	$1,639,744
Net loss	—	(119,175)	—	—	—	(282,660)	—	(8,201)	(410,036)
Distributions	—	(97,035)	—	—	—	—	—	(1,980)	(99,015)
Issuance of common units as compensation to non-management directors	2	36	—	—	—	—	—	—	36
Balance at December 31, 2014	57,080	495,597	145,333	(38,216)	135,384	648,414	6,894	24,934	1,130,729
Net loss	—	(92,688)	—	—	—	(219,825)	—	(6,378)	(318,891)
Distributions	—	(97,038)	—	—	—	—	—	(1,980)	(99,018)
Issuance of common units as compensation to non-management directors	4	109	—	—	—	—	—	2	111
Amortization of beneficial conversion feature of Class B units	—	(233)	—	787	—	(554)	—	—	—
Balance at December 31, 2015	57,084	305,747	145,333	(37,429)	135,384	428,035	6,894	16,578	712,931
Net loss	—	(49,763)	—	—	—	(118,008)	—	(3,424)	(171,195)
Distributions	—	(97,045)	—	—	—	—	—	(1,980)	(99,025)
Issuance of common units as compensation to non-management directors	25	340	—	—	—	—	—	3	343
Amortization of beneficial conversion feature of Class B units	—	(29,567)	—	99,685	—	(70,118)	—	—	—
Balance at December 31, 2016	57,109	$129,712	145,333	$62,256	135,384	$239,909	6,894	$11,177	$443,054

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(171,195)	$(318,891)	$(410,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash LNG inventory write-downs	—	17,537	24,461
Depreciation and amortization expense	155,621	65,704	58,601
Amortization of debt issuance costs, deferred commitment fees, premium and discount	29,774	12,174	14,264
Loss on early extinguishment of debt	71,824	96,273	114,335
Total (gains) losses on derivatives, net	(47,882)	7,154	117,701
Net cash used for settlement of derivative instruments	(8,301)	(41,398)	(21,581)
Other	772	85	15
Changes in operating assets and liabilities:
Accounts and other receivables	(90,122)	259	(293)
Accounts receivable—affiliate	(98,032)	1,248	(503)
Advances to affiliate	442	(12,513)	(12,586)
Inventory	(58,030)	(25,037)	(19,008)
Accounts payable and accrued liabilities	166,710	(996)	3,949
Due to affiliates	11,288	14,882	(15,842)
Deferred revenue	41,961	(3,986)	(3,938)
Other, net	(6,324)	(12,010)	(4,236)
Other, net—affiliate	1,245	28,416	17,653
Net cash used in operating activities	(249)	(171,099)	(137,044)

Cash flows from investing activities
Property, plant and equipment, net	(2,315,081)	(2,912,080)	(2,645,553)
Other	(38,318)	(62,448)	(38,880)
Net cash used in investing activities	(2,353,399)	(2,974,528)	(2,684,433)

Cash flows from financing activities
Proceeds from issuances of debt	8,002,500	2,860,000	2,584,500
Repayments of debt	(5,250,500)	—	(177,000)
Debt issuance and deferred financing costs	(114,724)	(169,924)	(101,787)
Debt extinguishment costs	(14,087)	—	—
Distributions to owners	(99,025)	(99,018)	(98,979)
Net cash provided by financing activities	2,524,164	2,591,058	2,206,734

Net increase (decrease) in cash, cash equivalents and restricted cash	170,516	(554,569)	(614,743)
Cash, cash equivalents and restricted cash—beginning of period	434,428	988,997	1,603,740
Cash, cash equivalents and restricted cash—end of period	$604,944	$434,428	$988,997

Balances per Consolidated Balance Sheets:

	December 31
	2016	2015	2014
Cash and cash equivalents	$—	$146,221	$248,830
Restricted cash	604,944	274,557	195,702
Non-current restricted cash	—	13,650	544,465
Total cash, cash equivalents and restricted cash	$604,944	$434,428	$988,997

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a publicly traded Delaware limited partnership (NYSE MKT: CQP) formed by Cheniere. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

As of December 31, 2016, Cheniere owned 100% of our general partner interest and 82.6% of Cheniere Holdings, which owned 12.0 million of our common units, 45.3 million of our Class B units and 135.4 million of our subordinated units.

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

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500.0 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180.0 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 1.86 and 1.83, respectively, as of December 31, 2016. The Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution after the substantial completion date of Train 3 of the Liquefaction Project, but in any case no earlier than the first business day following the record date of our distribution with respect to the quarter ended

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of Cheniere Energy Partners, L.P. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, operating results or cash flows.

In 2016, we started production at the Liquefaction Project. As a result, we introduced a new line item entitled “cost of sales” and modified the components of activity included in “operating and maintenance expense” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other costs related to converting natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we distinguished and reclassified our historical “revenues” line item into “LNG revenues” and “regasification revenues.” LNG revenues include fees that are received pursuant to our SPAs and related LNG marketing activities. Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of SPLNG.

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

Recurring fair-value measurements are performed for derivative instruments as disclosed in Note 8—Derivative Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 11—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs. Non-financial assets and liabilities initially measured at fair value include intangible assets and AROs.

Revenue Recognition

Fees received pursuant to SPAs are recognized as LNG revenues after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use. LNG revenues are recognized when LNG is delivered to the counterparty, either at the Sabine Pass LNG terminal or at the counterparty’s LNG receiving terminal, based on the terms of the contract.

LNG regasification capacity reservation fees are recognized as regasification revenues over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA. Under each of these TUAs, SPLNG is entitled to retain 2% of LNG delivered for each customer’s account at the Sabine Pass LNG terminal, which is recognized as revenue as SPLNG performs the services set forth in each customer’s TUA.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable is reported net of allowances for doubtful accounts. Impaired receivables are specifically identified and evaluated for expected losses.  The expected loss on impaired receivables is primarily determined based on the debtor’s ability to pay and the estimated value of any collateral.  We did not recognize any bad debt expense related to accounts receivable during the years ended December 31, 2016, 2015 and 2014.

Inventory

LNG and natural gas inventory are recorded at weighted average cost and materials and other inventory are recorded at cost. Inventory is subject to lower of cost or market (“LCM”) adjustments at the end of each period. Our LCM adjustments primarily related to LNG inventory purchased to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal that are recorded in operating and maintenance expense on our Consolidated Statements of Operations. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year. These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.

During the years ended December 31, 2016, 2015 and 2014, we recognized zero, $17.5 million, and $24.5 million, respectively, as operating and maintenance expense as a result of LCM adjustments primarily related to LNG inventory purchased to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of our LNG terminals and related pipelines once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

necessary regulatory approvals and other preliminary investigation and development activities related to our LNG terminals and related pipelines.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as other non-current assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed.

We capitalize interest and other related debt costs during the construction period of our LNG terminal and related pipeline. Upon commencement of operations, capitalized interest, as a component of the total cost, is amortized over the estimated useful life of the asset.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in other operating costs and expenses.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We recorded $0.4 million, zero and zero impairments related to property, plant and equipment during the years ended December 31, 2016, 2015 and 2014, respectively.

Regulated Natural Gas Pipelines

The Creole Trail Pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in our Consolidated Balance Sheets as other assets and other liabilities. We periodically evaluate their applicability under GAAP and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities.

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

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from interest rate and commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria and we elect the normal purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in current earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges during the years ended December 31, 2016, 2015 and 2014. See Note 8—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our interest rate derivative instruments are placed with investment grade financial institutions whom we believe are acceptable credit risks. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded as other current asset. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

SPL has entered into six fixed price 20-year SPAs with six unaffiliated third parties. SPL is dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective SPAs. During the year ended December 31, 2016, we received 77% of our net LNG revenues from one SPA customer.

SPLNG has entered into two long-term TUAs with unaffiliated third parties for regasification capacity at the Sabine Pass LNG terminal, which accounts for substantially all of our regasification revenues. SPLNG is dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. SPLNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Debt

Our debt consists of current and long-term secured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment of debt are recorded in gains and losses on the extinguishment of debt on our Consolidated Statements of Operations.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as a direct deduction from the debt liability unless incurred in connection with a line of credit arrangement, in which case they are presented as an asset on our Consolidated Balance Sheet. Debt issuance costs are amortized to interest expense or property, plant and equipment over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to loss on early extinguishment of debt.

Asset Retirement Obligations

We recognize AROs for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our assessment of AROs is described below.

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

We have not recorded an ARO associated with the Creole Trail Pipeline. We believe that it is not feasible to predict when the natural gas transportation services provided by the Creole Trail Pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Creole Trail Pipeline have no stipulated termination dates. We intend to operate the Creole Trail Pipeline as long as supply and demand for natural gas exists in the United States and intend to maintain it regularly.

Income Taxes

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2016, the tax basis of our assets and liabilities was $329.8 million less than the reported amounts of our assets and liabilities. See Note 12—Related Party Transactions for details about income taxes under our tax sharing agreements.

Business Segment

Our liquefaction and regasification operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of Cheniere Partners in total when evaluating financial performance and for purposes of allocating resources.

NOTE 4—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2016 and 2015, restricted cash consisted of the following (in thousands):

	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$—	$77,415
Liquefaction Project	357,953	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	246,991	—
Total current restricted cash	$604,944	$274,557

Non-current restricted cash
SPLNG debt service	$—	$13,650

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In February 2016, we entered into a $2.8 billion credit facility (the “2016 CQP Credit Facilities”). We, and Cheniere Investments, SPLNG and CTPL as our guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to us. Specifically, we, Cheniere Investments, SPLNG and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2016 and 2015, accounts and other receivables consisted of the following (in thousands):

	December 31,
	2016	2015
SPL trade receivable	$87,555	$—
SPLNG trade receivable	396	—
Other accounts receivable	2,245	741
Total accounts and other receivables	$90,196	$741
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of December 31, 2016, approximately 99% of our trade receivable balance was from two SPA customers.

NOTE 6—INVENTORY

As of December 31, 2016 and 2015, inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Natural gas	$14,755	$5,724
LNG	45,410	3,690
Materials and other	37,266	7,253
Total inventory	$97,431	$16,667

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$7,975,814	$2,478,036
LNG terminal construction-in-process	6,728,305	9,859,836
LNG site and related costs, net	128	135
Accumulated depreciation	(552,905)	(411,907)
Total LNG terminal costs, net	14,151,342	11,926,100
Fixed assets and other
Computer and office equipment	1,224	1,126
Furniture and fixtures	1,667	1,375
Computer software	9,608	4,238
Machinery and equipment	2,017	1,906
Vehicles	3,392	2,081
Other	2,024	93
Accumulated depreciation	(13,087)	(5,317)
Total fixed assets and other, net	6,845	5,502
Property, plant and equipment, net	$14,158,187	$11,931,602

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Depreciation expense during the years ended December 31, 2016, 2015 and 2014 was $147.9 million, $64.6 million and $58.6 million, respectively.

During the year ended December 31, 2016, we realized offsets to LNG terminal costs of $201.0 million that was related to the sale of commissioning cargoes because this amount was earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

LNG Terminal Costs

The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 6 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Regasification processing equipment	30
Sendout pumps	20
Liquefaction processing equipment	6-50
Other	15-30

Fixed Assets and Other

Our fixed assets and other are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

NOTE 8—DERIVATIVE INSTRUMENTS

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

SPLNG has elected to account for a portion of the Natural Gas Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Operations until the period of delivery. SPLNG had not posted collateral for such forward contracts as of December 31, 2016 and 2015.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(6,224)	$—	$(6,224)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives asset	—	13,108	—	13,108	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(4,483)	(1,474)	79,022	73,065	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	39	—	39

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of December 31, 2016 and 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$79,022	Income Approach	Basis Spread	$(0.260) - $(0.003)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$32,492	$342
Realized and mark-to-market gains:
Included in cost of sales (1)	48,218	32,150
Purchases and settlements:
Purchases	538	—
Settlements (1)	(2,226)	—
Transfers out of Level 3	—	—
Balance, end of period	$79,022	$32,492
Change in unrealized gains relating to instruments still held at end of period	$48,938	$32,150

(1)	Does not include the decrease in fair value of $0.7 million related to the realized gains capitalized during the year ended December 31, 2016.
Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position.  Our derivative instruments are subject to contractual provisions which provide for the unconditional right of set-off for all derivative assets and liabilities with a given counterparty in the event of default.

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

As of December 31, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	December 31, 2016			December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Non-current derivative assets	$—	$16,073	$16,073	$—	$—	$—

Derivative liabilities	(4,223)	(2,965)	(7,188)	(5,940)	—	(5,940)
Non-current derivative liabilities	(2,001)	—	(2,001)	(2,800)	—	(2,800)
Total derivative liabilities	(6,224)	(2,965)	(9,189)	(8,740)	—	(8,740)

Derivative asset (liability), net	$(6,224)	$13,108	$6,884	$(8,740)	$—	$(8,740)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
SPL Interest Rate Derivatives loss	$(5,934)	$(41,722)	$(119,401)
CQP Interest Rate Derivatives gain	11,478	—	—

Commodity Derivatives

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial delivery of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of December 31, 2016, SPL has secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through natural gas supply contracts. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,111.4 million MMBtu as of December 31, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities. The notional natural gas position of our Financial Liquefaction Supply Derivatives was approximately 5.6 million MMBtu as of December 31, 2016.

 Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of December 31, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments that qualify for derivative accounting treatment, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	December 31, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$13,535	$—	$13,535	$2,737	$39	$2,776
Non-current derivative assets	66,788	—	66,788	30,304	—	30,304
Total derivative assets	80,323	—	80,323	33,041	39	33,080

Derivative liabilities	(7,258)	—	(7,258)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(7,258)	—	(7,258)	(574)	—	(574)

Derivative asset, net	$73,065	$—	$73,065	$32,467	$39	$32,506

(1)	Does not include collateral of $6.0 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the years ended December 31, 2016, 2015 and 2014:

		Year Ended December 31,
	Statement of Operations Location (1)	2016	2015	2014
Liquefaction Supply Derivatives loss	LNG revenues	$(8)	$—	$—
Liquefaction Supply Derivatives gain (2)	Cost (cost recovery) of sales	(42,172)	(32,503)	(342)
Natural Gas Derivatives loss	LNG revenues	—	—	(31)
Natural Gas Derivatives gain	Operating and maintenance expense	(174)	(2,065)	(1,389)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6,229)	$5	$(6,224)
CQP Interest Rate Derivatives	16,073	—	16,073
CQP Interest Rate Derivatives	(3,020)	55	(2,965)
Liquefaction Supply Derivatives	82,116	(1,793)	80,323
Liquefaction Supply Derivatives	(11,078)	3,820	(7,258)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	188	(149)	39

NOTE 9—OTHER NON-CURRENT ASSETS

As of December 31, 2016 and 2015, other non-current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$22,809	$32,049
Advances made to municipalities for water system enhancements	95,495	89,953
Advances and other asset conveyances to third parties to support LNG terminals	30,707	28,850
Tax-related payments and receivables	27,781	27,615
Information technology service assets	27,416	30,371
Other	18,120	23,193
Total other non-current assets, net	$222,328	$232,031

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2016 and 2015, accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Interest costs and related debt fees	$205,312	$150,336
Sabine Pass LNG terminal and related pipeline costs	210,670	70,924
Other accrued liabilities	1,520	3,032
Total accrued liabilities	$417,502	$224,292

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11—DEBT

As of December 31, 2016 and 2015, our debt consisted of the following (in thousands):

	December 31,
	2016	2015
Long-term debt:
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”)	$—	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7,181 and $8,718	2,007,181	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5,657 and $6,392	1,505,657	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500,000	—
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500,000	—
2015 SPL Credit Facilities	314,000	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	2,560,000	—
Unamortized debt issuance costs (1)	(177,609)	(160,356)
Total long-term debt, net	14,209,229	10,018,325

Current debt:
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of zero and $4,303	—	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	223,500	15,000
Unamortized debt issuance costs (1)	—	(2,818)
Total current debt, net	223,500	1,673,379

Total debt, net	$14,432,729	$11,691,704

(1)
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

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2016 (in thousands):

Years Ending December 31,	Principal Payments
2017	$223,500
2018	—
2019	—
2020	2,874,000
2021	2,000,000
Thereafter	9,500,000
Total	$14,597,500

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Senior Notes

SPLNG Senior Notes

In November 2016, SPLNG repaid the 2016 SPLNG Senior Notes and redeemed all of the outstanding 2020 SPLNG Senior Notes at a price equal to 103.250% of the principal amount of the 2020 SPLNG Senior Notes.

SPL Senior Notes

The terms of the 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes and the 2027 SPL Senior Notes (collectively, the “SPL Senior Notes”) are governed by a common indenture (the “SPL Indenture”), and interest on the SPL Senior Notes is payable semi-annually in arrears. The SPL Indenture contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to: incur additional indebtedness; issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness; purchase, redeem or retire capital stock; sell or transfer assets, including capital stock of SPL’s restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; incur liens; enter into transactions with affiliates; consolidate, merge, sell or lease all or substantially all of SPL’s assets; and enter into certain LNG sales contracts. See Note 18—Subsequent Events for additional information regarding covenants under the SPL Indenture. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes and 2027 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price set forth in the SPL Indenture, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes and 2027 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$4,600,000	$1,200,000	$2,800,000
Outstanding balance	314,000	223,500	2,560,000
Commitments prepaid or terminated	2,643,867	—	—
Letters of credit issued	—	323,677	45,000
Available commitment	$1,642,133	$652,823	$195,000

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

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

During 2016, in conjunction with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes, SPL prepaid outstanding borrowings and terminated commitments under the 2015 SPL Credit Facilities for approximately $2.6 billion. These prepayments and termination of commitments resulted in a write-off of debt issuance costs and payment of fees associated with the 2015 SPL Credit Facilities of $52.2 million during the year ended December 31, 2016.

Loans under the 2015 SPL Credit Facilities accrue interest at a variable rate per annum equal to, at SPL’s election, LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.30% to 1.75%, depending on the applicable 2015 SPL Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period and interest on base rate loans is due and payable at the end of each quarter. In addition, SPL is required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 SPL Credit Facilities. The 2015 SPL Credit Facilities also require SPL to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40%of the applicable margin, multiplied by the average daily amount of the undrawn commitment or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 SPL Credit Facility. The principal of the loans made under the 2015 SPL Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 SPL Credit Facilities.

The 2015 SPL Credit Facilities contain conditions precedent for borrowings, as well as customary affirmative and negative covenants. The obligations of SPL under the 2015 SPL Credit Facilities are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes and the SPL Working Capital Facility.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million.

Loans under the SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the SPL Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the SPL Working Capital Facility is 0.75% per annum. Interest on Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. However, if such base rate loan is converted into a LIBOR loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

2016 CQP Credit Facilities

In February 2016, we entered into the $2.8 billion 2016 CQP Credit Facilities, which consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes in November 2016, (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

We incurred $73.1 million of debt issuance costs related to the 2016 CQP Credit Facilities during the year ended December 31, 2016. The prepayment of the CTPL Term Loan and the redemption of the 2020 SPLNG Senior Notes resulted in a write-off of unamortized discount and debt issuance costs and redemption premium of $19.6 million during the year ended December 31, 2016. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than SPL and certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total interest cost	$841,022	$707,724	$580,236
Capitalized interest	(484,122)	(523,124)	(403,204)
Total interest expense, net	$356,900	$184,600	$177,032

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$11,512,838	$12,308,736	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	3,097,500	3,097,500	860,000	860,000

(1)
Includes 2016 SPLNG Senior Notes, 2020 SPLNG Senior Notes and SPL Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$293,957	$—	$—

Regasification revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	918	672	3
Tug Boat Lease Sharing Agreement	2,867	2,792	2,800
Other agreements	—	927	155
Total regasification revenues—affiliate	3,785	4,391	2,958

Cost of sales—affiliate
Fees under the Pre-commercial LNG Marketing Agreement	1,490	—	—

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	607	1,121	—
Services Agreements	51,579	28,267	21,164
Other agreements	(49)	(9)	(49)
Total operating and maintenance expense—affiliate	52,137	29,379	21,115

Development expense—affiliate
Services Agreements	396	722	1,153

General and administrative expense—affiliate
Services Agreements	89,523	122,312	101,369

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the years ended December 31, 2016, 2015 and 2014, respectively, related to the Amended and Restated VCRA.

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

Commissioning Confirmation

In May 2015, under the Cheniere Marketing Master SPA, SPL executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, SPL entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of SPL’s SPA customers. SPL pays a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Services Agreements
As of December 31, 2016 and 2015, we had $37.7 million and $39.8 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of $24.5 million in order to aid in their reconstruction efforts following Hurricane Rita, which SPLNG fulfilled in the first quarter of 2016. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of December 31, 2016 and 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Tug Boat Lease Sharing Agreement

In connection with its tug boat lease, Tug Services entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal.

LNG Terminal Export Agreement

In January 2010, SPLNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the years ended December 31, 2016, 2015 and 2014.

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

NOTE 13—LEASES

During the years ended December 31, 2016, 2015 and 2014, we recognized rental expense for all operating leases of $11.1 million, $10.5 million and $10.5 million, respectively, related primarily to office space and land sites. Our land site leases for the Sabine Pass LNG terminal have initial terms varying up to 30 years with multiple options to renew up to an additional 60 years.

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in thousands):

Years Ending December 31,	Operating Leases (1)
2017	$2,308
2018	2,262
2019	2,262
2020	2,262
2021	2,239
Thereafter	45,372
Total	$56,705

(1)	Includes certain lease option renewals that are reasonably assured.

NOTE 14—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2016, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contracts

SPL has entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 3 through 5 of the Liquefaction Project.

The EPC contract for Trains 3 and 4 and the EPC contract for Train 5 provide that SPL will pay Bechtel contract prices of $3.9 billion and $3.0 billion, respectively, subject to adjustment by change order.  SPL has the right to terminate each EPC contract for its convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization, and (3) a lump sum of up to $30.0 million depending on the termination date.

Obligations under SPAs

SPL has entered into third-party SPAs which obligate SPL to purchase and liquefy sufficient quantities of natural gas to deliver 401.5 million MMBtu per year of LNG to the customers’ vessels for Trains 1 and 2 of the Liquefaction Project and 628.5 million MMBtu per year of LNG for Trains 3 through 5 of the Liquefaction Project, subject to completion of construction.

Obligations under LNG TUAs

SPLNG has entered into third-party TUAs with Total Gas & Power North America, Inc. and Chevron U.S.A. Inc. to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

SPL has entered into index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts primarily range from approximately one to six years and commence upon the occurrence of

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

conditions precedent, including SPL’s declaration to the respective natural gas supplier that it is ready to commence the term of the supply arrangement in anticipation of the date of first commercial operation of the applicable, specified Trains of the Liquefaction Project. As of December 31, 2016, SPL has secured up to approximately 1,993.9 MMBtu of natural gas feedstock through natural gas supply contracts, of which we determined that we have purchase obligations for the contracts for which conditions precedent were met.

Additionally, SPL has entered into transportation and storage service agreements for the Liquefaction Project. The initial term of the transportation agreements ranges from 10 to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The term of the SPL storage service agreements ranges from three to ten years.

As of December 31, 2016, SPL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in thousands):

Years Ending December 31,	Payments Due (1)
2017	$1,611,296
2018	1,192,791
2019	1,019,309
2020	1,055,497
2021	903,425
Thereafter	2,169,912
Total	$7,952,230

(1)	Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on prices and basis spreads as of December 31, 2016.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 12—Related Party Transactions for information regarding such agreements.

Restricted Net Assets

At December 31, 2016, our restricted net assets of consolidated subsidiaries were approximately $2.6 billion.

Other Commitments

State Tax Sharing Agreements

SPLNG, SPL and CTPL have entered into state tax sharing agreements with Cheniere. See Note 12—Related Party Transactions for information regarding such agreements.

Other Agreements

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 13—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2016, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15—NET LOSS PER COMMON UNIT

Net loss per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On January 20, 2017, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on February 13, 2017 to unitholders of record as of February 2, 2017 for the period from October 1, 2016 to December 31, 2016.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount, totaling $2,130.0 million, represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statements of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature assuming a conversion date of August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, although actual conversion may occur prior to or after these assumed dates. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the years ended December 31, 2016, 2015 and 2014.

Based on the capital structure as of December 31, 2016, the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature is as follows in 2017 (in thousands):

Common Units	Class B Units	Subordinated Units
$(594,470)	$2,004,209	$(1,409,739)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Year Ended December 31, 2016
Net loss	$(171,195)
Declared distributions	99,028	97,047	—	—	1,981
Amortization of beneficial conversion feature of Class B units	—	(29,801)	100,472	(70,671)	—
Assumed allocation of undistributed net loss	$(270,223)	(78,547)	—	(186,271)	(5,404)
Assumed allocation of net income (loss)		$(11,301)	$100,472	$(256,942)	$(3,423)

Weighted average units outstanding		57,086	145,333	135,384
Net loss per unit		$(0.20)		$(1.90)

Year Ended December 31, 2015
Net loss	$(318,891)
Declared distributions	99,018	97,038	—	—	1,980
Assumed allocation of undistributed net loss	$(417,909)	(121,468)	—	(288,083)	(8,358)
Assumed allocation of net loss		$(24,430)	$—	$(288,083)	$(6,378)

Weighted average units outstanding		57,081	145,333	135,384
Net loss per unit		$(0.43)		$(2.13)

Year Ended December 31, 2014
Net loss	$(410,036)
Declared distributions	99,015	97,036	—	—	1,979
Assumed allocation of undistributed net loss	$(509,051)	(147,952)	—	(350,918)	(10,181)
Assumed allocation of net loss		$(50,916)	$—	$(350,918)	$(8,202)

Weighted average units outstanding		57,079	145,333	135,384
Net loss per unit		$(0.89)		$(2.59)

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for interest, net of amounts capitalized	$242,005	$135,836	$130,578
Non-cash conveyance of assets	—	13,169	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $267.1 million, $230.7 million and $124.7 million as of December 31, 2016, 2015 and 2014, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of December 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard provides a single, comprehensive revenue recognition model which replaces and supersedes most existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires that the costs to obtain and fulfill contracts with customers should be recognized as assets and amortized to match the pattern of transfer of goods or services to the customer if expected to be recoverable. The standard also requires enhanced disclosures. This guidance may be adopted either retrospectively to each prior reporting period presented subject to allowable practical expedients (“full retrospective approach”) or as a cumulative-effect adjustment as of the date of adoption (“modified retrospective approach”).
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The Financial Accounting Standards Board (the “FASB”) has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Consolidated Financial Statements.

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
		January 1, 2017	The adoption of this guidance will not have a material impact on our Consolidated Financial Statements or related disclosures.
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we anticipate a material impact from the requirement to recognize all leases upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 11—Debt for additional disclosures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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
		December 31, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
December 31, 2016
As a result of adopting this standard, our Consolidated Statements of Cash Flows now reconciles the balance of total cash, cash equivalents and restricted cash from the beginning of the period to the end of the period. This resulted in changes to previously reported cash flows from operating, investing and financing activities.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard narrows the accounting definition of a business and clarifies that when substantially all of the fair value of an integrated set of assets and activities is concentrated in a single asset or a group of similar assets, the integrated set of assets and activities is not a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance may be early adopted and must be adopted prospectively.
		December 31, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18—SUBSEQUENT EVENTS

SPL Senior Notes

In January 2017, SPL was assigned a second investment grade rating on its senior secured notes by rating agencies. As a result, certain covenants, including those that limit SPL’s ability to make certain investments, under the SPL Indenture are no longer applicable.

SPL Private Placement Notes

In February 2017, SPL entered into a Note Purchase Agreement with various purchasers to issue and sell $800 million aggregate principal amount of 5.00% senior secured notes due 2037 in a private placement conducted pursuant to Section 4(a)(2) of the Securities Act.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
Revenues	$67,047	$151,171	$331,409	$550,613
Income (loss) from operations	(9,463)	12,594	47,898	199,407
Net income (loss)	(74,906)	(100,125)	(81,509)	85,345
Basic net income (loss) per common unit (1)	$(0.08)	$(0.21)	$(0.27)	$0.07
Diluted net income (loss) per common unit (1)	$(0.08)	$(0.21)	$(0.27)	$0.07
Year ended December 31, 2015:
Revenues	$67,530	$67,689	$67,537	$67,272
Income (loss) from operations	(9,822)	(4,318)	35,921	(18,739)
Net loss	(178,676)	(60,043)	(24,132)	(56,040)
Basic net income (loss) per common unit (1)	$(0.61)	$(0.01)	$0.18	$0.01
Diluted net loss per common unit (1)	$(0.61)	$(0.01)	$(0.03)	$(0.09)

(1)
The sum of the quarterly net income (loss) per common unit may not equal the full year amount as the undistributed income and loss allocations and computations of the weighted average common units outstanding for basic and diluted common units outstanding for each quarter and the full year are performed independently.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2016, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 57 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of Blackstone Group, is a holder of more than 29% of our outstanding equity interests and has three representatives on the Board of Directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed our “affiliate,” as that term is defined in Exchange Act Rule 12b-2. During the fiscal year ended December 31, 2016, Blackstone Group included in its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group during the period covered by the reports. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to have been affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

Blackstone Group disclosed that Travelport Worldwide Limited (“Travelport”) engaged in the following activities during the quarterly period ended March 31, 2016: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 were approximately $156,000 and $109,000, respectively. Blackstone Group informed us that Travelport intended to continue these business activities with Iran Air and Iran Air Tours as such activities were either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities during the quarterly periods ended March 31, 2016 and June 30, 2016: NCR reported that during the period from January 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, NCR abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by NCR to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR did not intend to engage in any further business activities with CBS.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners, L.P.

Cheniere Partners GP, as our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of our general partner are elected by the sole member of the general partner. Unitholders are not entitled to elect the directors of our general partner or to participate directly or indirectly in our management or operations.

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

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our Consolidated Financial Statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at /http://www.cheniere.com/about-us/cheniere-partners/governance-and-ethics/audit-committee/.

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

SPA Committee

The board of directors of our general partner has formed a SPA Committee, composed of James Ball, chairman, Eric Bensaude and Sean Klimczak, to approve LNG sales entered into between Cheniere Marketing and SPL.

Other

We do not have a nominating committee because the directors of our general partner manage our operations.

We also do not have a compensation committee. We have no employees, directors or officers. We are managed by our general partner, Cheniere Partners GP. Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates.

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 17, 2017, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. Lon McCain was elected as a director of the general partner in 2007. Messrs. Ball, Klimczak, Pagano and Richard were elected as directors of the general partner in 2012. Philip Meier was elected a director of the general partner in July 2013. Michael Wortley was elected as a director of the general partner in January 2014. John-Paul Munfa was elected as a director of the general partner in 2015. Jack A. Fusco has served as a director of Cheniere Partners GP since May 12, 2016. Messrs. Bensaude and Shanda were elected as directors of the general partner in September 2016. The appointments of Messrs. Klimczak, Meier and Munfa to the board of directors of our general partner were made pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Name	Age	Position with Our General Partner
Jack A. Fusco	54	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	40	Director, Executive Vice President and Chief Financial Officer
Eric Bensaude	50	Director
Doug Shanda	47	Director and Senior Vice President, Operations
James R. Ball	66	Director
John-Paul Munfa	35	Director
Sean T. Klimczak	40	Director
Lon McCain	69	Director
Philip Meier	58	Director
Vincent Pagano, Jr.	66	Director
Oliver G. Richard, III	64	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer of our general partner
Mr. Fusco serves as a director, President and Chief Executive Officer of Cheniere; Chairman, President and Chief Executive Officer of Cheniere Holdings; Chief Executive Officer of SPL and a manager, President and Chief Executive Officer of the general partner of SPLNG. Mr. Fusco served as the Executive Chairman of Calpine Corporation (“Calpine”) from May 14, 2014 through May 11, 2016, Chief Executive Officer of Calpine from August 2008 to May 14, 2014 and President of Calpine from August 2008 to December 2012. Mr. Fusco has also been a director of Calpine since August 10, 2008. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as founder, President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman, Sachs & Co., Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento. Mr. Fusco served as a director on the board of Foster Wheeler Ltd., a global engineering and construction contractor and power equipment supplier, until February 2009 and on the board of Graphics Packaging Holdings, a paper and packaging company, until 2008. It was determined that Mr. Fusco should serve as a director of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

Michael J. Wortley
Executive Vice President and Chief Financial Officer and a Director of our general partner
Mr. Wortley has been Executive Vice President and Chief Financial Officer of Cheniere since September 2016. Mr. Wortley also serves as a Director and Chief Financial Officer of Cheniere Holdings. Mr. Wortley served as Senior Vice President and Chief Financial Officer of Cheniere from January 2014 to September 2016. Mr. Wortley served as Vice President–Strategy and Risk of Cheniere from January 2013 to January 2014 and as Vice President–Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, from September 2011 to January 2013. Mr. Wortley served as Cheniere’s Vice President–Strategic Planning from January 2009 to September 2011 and Manager–Strategic New Business from August 2007 to January 2009. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation (“Anadarko”), a publicly traded oil and gas exploration and production company. Mr. Wortley began his career with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as a director of our general partner because of his financial expertise and his perspective as Chief Financial Officer of Cheniere and certain of its affiliates. Other than Cheniere Holdings, Mr. Wortley has not held any other directorship positions in the past five years.

Eric Bensaude
Director of our general partner
Mr. Bensaude joined Cheniere in September 2013 and currently serves as Managing Director, Commercial Operations and Asset Optimization of Cheniere Marketing Ltd., a subsidiary of Cheniere. Mr. Bensaude also serves as Senior Vice President, Commercial Operations of SPL. Mr. Bensaude has more than 20 years of experience in the energy, oil and natural gas trading and marketing business. Prior to joining Cheniere, Mr. Bensaude served as Head of Global LNG at EDF Trading where he set up and ran the LNG trading and marketing department and General Manager for natural gas and LNG origination. Prior to EDF Trading, Mr. Bensaude was an Associate at Booz Allen & Hamilton in the Energy Practice, working on a variety of gas & power assignments. Mr. Bensaude started his career in energy as a trader of middle distillates for Total and previously served as the representative for the French bank, Société Générale, in Canton, People’s Republic of China. He held the position of Vice-Chairman of the European Federation of Energy Traders Gas Committee while at EDF Trading. Mr. Bensaude holds an MBA from ESSEC, business school in France, and studied Mandarin at Paris 7 Jussieu. It was determined that Mr. Bensaude should serve as a director of our general partner because of his experience in the energy, oil and natural gas trading and marketing industry. Mr. Bensaude has not held any other directorship positions in the past five years.

Doug Shanda
Director of our general partner
Mr. Shanda joined Cheniere in October 2012 as Vice President, Sabine Pass Operations leading the effort to prepare for liquefaction operations. His role was expanded to include Corpus Christi Operations in 2015. Mr. Shanda currently serves as Senior Vice President, Operations of Cheniere and as a Director of Cheniere Holdings. Mr. Shanda serves as President of SPL and Senior Vice President, Terminal Operations of Corpus Christi Liquefaction, LLC. Mr. Shanda is responsible for safe, reliable operations at Cheniere’s terminals. Mr. Shanda has been professionally involved in the power, chemical, petrochemical, refining and LNG industries for over 22 years. Mr. Shanda is currently a director of Cheniere Energy Partners GP, LLC. Prior to joining Cheniere, Mr. Shanda served as the Senior Project Engineer, Technical Manager and Plant Manager of the PERU LNG liquefaction plant in Melchorita, Peru where he was responsible for the overall management of the facility including production, marine, maintenance, technical services, EHS, security and administration. Mr. Shanda has 22 years of experience in project management and operations management. Mr. Shanda has a B.S. degree in Electrical Engineering from Iowa State University. It was determined that Mr. Shanda should serve as a director of our general partner because of his background in the LNG industry. Other than Cheniere Holdings, Mr. Shanda has not held any other directorship positions in the past five years.

James R. Ball
Director of our general partner, Chairman of the Executive Committee and a member of the Conflicts Committee
Mr. Ball has served as a senior advisor to Tachebois Limited, an energy and equities advisory firm, since 2011. Mr. Ball served as a non-executive director of Gas Strategies Group Ltd, a professional services company providing commercial energy advisory services (“GSG”), from September 2011 to June 2013. From 1988 until August 2011, he also served as an executive director of GSG. Mr. Ball is a Fellow of the Energy Institute and Companion of the Institute of Gas Engineers and Managers. Mr. Ball received a B.A. in Economics from the University of Colorado and a Master of Science from City University Business School (now Cass Business School). It was determined that Mr. Ball should serve as a director of our general partner because of his background as an advisor in the energy industry. Mr. Ball has not held any other directorship positions in the past five years.

John-Paul Munfa
Director of our general partner and a member of the Executive Committee
Mr. Munfa is a Managing Director in the Private Equity Group of Blackstone Group, an investment and advisory firm. Mr. Munfa joined Blackstone Group in 2004 and was an employee in its Restructuring & Reorganization and Private Equity Groups from 2004 to 2009. Mr. Munfa re-joined Blackstone Group in 2011 after receiving an M.B.A. from Stanford University’s Graduate School of Business. Mr. Munfa also received an A.B. in Economics from Harvard University. It was determined that Mr. Munfa should serve as a director of our general partner because of his significant investment experience with Blackstone Group. Mr. Munfa has not held any other directorship positions in the past five years.

Sean T. Klimczak
Director of our general partner and a member of the Executive Committee
Mr. Klimczak also serves as a Director of SPL. Mr. Klimczak is a Senior Managing Director in the Private Equity Group of Blackstone Group, an investment and advisory firm. Prior to joining Blackstone Group in 2005, Mr. Klimczak was an Associate at Madison Dearborn Partners, a private equity investment firm, from 2001 to 2003 and an employee in the Mergers & Acquisitions department of the Investment Banking division of Morgan Stanley, a financial services firm, from 1998 to 2001. Mr. Klimczak received a B.B.A. in Finance and Business Economics from Notre Dame and a Master of Business Administration from Harvard

Business School. It was determined that Mr. Klimczak should serve as a director of our general partner because of his significant investment experience with Blackstone Group. Mr. Klimczak has not held any other directorship positions in the past five years.

Lon McCain
Director of our general partner, Chairman of the Audit Committee and a member of the Conflicts Committee
Mr. McCain was Executive Vice President and Chief Financial Officer of Ellora Energy Inc., a private, independent exploration and production company from July 2009 to August 2010. Prior to that, he was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Contango Oil and Gas Company, a publicly traded oil and natural gas exploration and production company into which Crimson Exploration, Inc. was merged effective October 2, 2013. Mr. McCain served on the Board of Crimson Exploration, Inc. from 2005 until the merger with Contango. Mr. McCain also currently serves on the board of directors of Continental Resources, Inc., a publicly traded oil and natural gas exploration and production company. Mr. McCain received a B.S. in Business Administration and a Masters of Business Administration/Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005. It was determined that Mr. McCain should serve as a director of our general partner because of his experience as a chief financial officer for energy companies and his background as an investment banker in the energy industry.

Philip Meier
Director of our general partner and a member of the Executive Committee
Mr. Meier is president of Meier Consulting LLC and is currently providing technical and project management advice to Blackstone CQP Holdco with respect to the Liquefaction Project. From 2007 to 2012, Mr. Meier was Senior Vice President Projects with Woodside Energy, an oil and gas company in Perth, Western Australia, where he was accountable for delivery of all Woodside construction projects (both LNG and offshore). Prior to this, he spent 25 years with Bechtel at various levels culminating as Project Manager of Egyptian LNG Train 2. Mr. Meier received a BSCE from Rensselaer Polytechnic Institute and an M.B.A. in Finance and International Business from the University of Houston. It was determined that Mr. Meier should serve as a director of our general partner because of his international experience and expertise in the LNG industry. Mr. Meier has not held any other directorship positions in the past five years.

Vincent Pagano, Jr.
Director of our general partner, Chairman of the Conflicts Committee and a member of the Audit Committee
Mr. Pagano served as a senior corporate partner of Simpson Thacher & Bartlett LLP, a law firm, with a focus on capital markets transactions and public company advisory matters from 1981 until his retirement at the end of 2012. Mr. Pagano currently also serves as a director of L3 Technologies, Inc. (formerly known as L-3 Communications Holdings, Inc.), a publicly traded defense company, and Hovnanian Enterprises, Inc., a publicly traded homebuilding company. Mr. Pagano earned his law degree, cum laude, from Harvard Law School and his B.S. in Engineering, summa cum laude, from Lehigh University and an M.S. in Engineering from the University of California, Berkeley. It was determined that Mr. Pagano should serve as a director of our general partner because of his capital markets expertise and his experience as an advisor to public companies on a variety of corporate matters.

Oliver G. Richard, III
Director of our general partner and a member of the Audit Committee and Conflicts Committee
Mr. Richard is the owner and president of Empire of the Seed, LLC, a private consulting firm in the energy and management industries. Mr. Richard has served as Chairman of Cleanfuel USA, an alternative vehicular fuel company, since September 2007. Mr. Richard served as Chairman, President and Chief Executive Officer of Columbia Energy Group, a natural gas company, from 1995 until 2000. Mr. Richard was a Commissioner on the FERC from 1982 until 1985. Mr. Richard currently serves as a director of Buckeye Partners, L.P., a publicly traded petroleum product pipeline and terminal company, and American Electric Power Company, Inc., a publicly traded electric utility. Mr. Richard received a B.S. in Journalism and a J.D. from Louisiana State University and a Master of Law in Taxation from Georgetown University. It was determined that Mr. Richard should serve as a director of our general partner because of his extensive background in the energy industry, including his experience in both the public and private sectors of the energy industry.

Code of Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by the directors of our general partner. Our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, is posted at http://www.cheniere.com/about-us/cheniere-partners/governance-and-ethics/. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2016 in a timely manner.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services for our benefit, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a quarterly non-accountable overhead reimbursement charge of $2.8 million (adjusted for inflation). For a description of the services agreement, see Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Jack A. Fusco
Michael J. Wortley
Eric Bensaude
Doug Shanda
James R. Ball
John-Paul Munfa
Sean T. Klimczak
Lon McCain
Philip Meier
Vincent Pagano, Jr.
Oliver G. Richard, III

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2016.

Director Compensation

On July 22, 2014, the board of directors of our general partner approved an annual fee of $70,000 to each non-management director of our general partner for services as a director effective pro-rata as of the date of the approval. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; $10,000 for the chairman of the conflicts committee; $2,500 per meeting for the members of the conflicts committee, including the chairman; $10,000 for the chairman of the executive committee; $2,500 per meeting for the non-employee members of the executive committee, including the chairman; and $30,000 for the chairman of the SPA Committee. All directors’ fees are pro-rated from the date of election to the board and are payable quarterly.

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to the fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Klimczak serves as Senior Managing Director and Mr. Munfa serves as a Managing Director in the Private Equity Group of Blackstone Group, and they do not receive additional compensation for service as directors. Mr. Meier and Meier Consulting LLC entered into a letter agreement, dated June 14, 2013 (the “Meier Consulting Letter Agreement”), with Blackstone CQP Holdco pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below. Mr. Meier receives no additional compensation for service as a director.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2016 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
Neal A. Shear (2)	—	—	—	—	—	—	—
R. Keith Teague (2)	—	—	—	—	—	—	—
Meg A. Gentle (2)	—	—	—	—	—	—	—
Michael J. Wortley (2)	—	—	—	—	—	—	—
Eric Bensaude (2)	—	—	—	—	—	—	—
Doug Shanda (2)	—	—	—	—	—	—	—
James R. Ball (3)	130,000	82,500	—	—	—	—	212,500
John-Paul Munfa (4)	—	—	—	—	—	—	—
Sean T. Klimczak (4)	—	—	—	—	—	—	—
Lon McCain (5)	115,000	87,120	—	—	—	—	202,120
Philip Meier (6)	—	—	—	—	—	—	—
Vincent Pagano, Jr. (7)	110,000	88,260	—	—	—	—	198,260
Oliver G. Richard, III (8)	100,000	82,500	—	—	—	—	182,500

(1)
Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.

(2)
Mr. Fusco served as an executive officer of our general partner and as an executive officer of Cheniere since May 12, 2016. Mr. Shear served as an executive officer of our general partner from January 1 until May 12, 2016 and as an executive officer of Cheniere from January 1 until November 12, 2016. Mr. Teague served as an executive officer of our general partner from January 1 until September 15, 2016 and as an executive officer of Cheniere from January 1 until September 22, 2016. Ms. Gentle served as an executive officer of Cheniere from January 1 until August 26, 2016. Mr. Wortley served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2016. Mr. Bensaude served as an officer of Sabine Pass Liquefaction, LLC since October 10, 2016. Mr. Shanda served as an executive officer of Cheniere since September 19, 2016. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.

(3)
Mr. Ball was granted 3,000 phantom units in 2016 with a grant date fair value of $82,500. In addition, Mr. Ball received $82,500 in cash and 2,250 common units on account of 5,250 phantom units granted in earlier years that vested in 2016. As of December 31, 2016, he held 7,500 phantom units and 4,500 common units for a total of 12,000 units.

(4)
Mr. Klimczak serves as Senior Managing Director and Mr. Munfa is a Managing Director in the Private Equity Group of Blackstone Group. They do not receive additional compensation for service as directors.

(5)
Mr. McCain was granted 3,000 phantom units in 2016 with a grant date fair value of $87,120. In addition, Mr. McCain received $54,450 in cash and 1,125 common units on account of 3,000 phantom units granted in earlier years that vested in 2016. As of December 31, 2016, he held 7,500 phantom units and 1,875 common units for a total of 9,375 units.

(6)
Mr. Meier is compensated by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement and received no additional compensation for service as a director. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below.

(7)
Mr. Pagano was granted 3,000 phantom units in 2016 with a grant date fair value of $88,260. In addition, Mr. Pagano received $154,455 in cash on account of 5,250 phantom units granted in earlier years that vested in 2016. As of December 31, 2016, he held 7,500 phantom units and 1,125 common units for a total of 8,625 units.

(8)
Mr. Richard was granted 3,000 phantom units in 2016 with a grant date fair value of $82,500. In addition, Mr. Richard received $103,125 in cash and 1,500 common units on account of 5,250 phantom units granted in earlier years that vested in 2016. As of December 31, 2016, he held 7,500 phantom units and 2,250 common units for a total of 9,750 units.

Indemnification of Directors

We have entered into indemnification agreements with each of our directors, which provide for indemnification with respect to all expenses and claims that a director incurs as a result of actions taken, or not taken, on our behalf while serving as a director, officer, employee, controlling person, agent or fiduciary of Cheniere Partners GP or any of our subsidiaries. Pursuant to the agreements, no indemnification will generally be provided (1) for claims brought by the director, except for a claim of indemnity under the indemnification agreement, if we approve the bringing of such claim, or if the Delaware Limited Liability Company Act requires providing indemnification because our director has been successful on the merits of such claim, (2) for claims under Section  16(b) of the Exchange Act, or (3) if there has been a final judgment entered by a court determining that the director acted in bad faith, engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful. Indemnification will be provided to the extent permitted by law, Cheniere Partners GP’s certificate of formation and limited liability company agreement, and to a greater extent if, by law, the scope of coverage is expanded after the date of the indemnification agreements. In all events, the scope of coverage will not be less than what was in existence on the date of the indemnification agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 17, 2017, the following units were outstanding: 57,109,223 common units, 135,383,831 subordinated units and 145,333,334 Class B units. In addition, as of February 17, 2017, there were 6,893,934 general partner units outstanding.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units, Class B units, subordinated units and/or general partner units as of February 17, 2017:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	11,963,488	21%	45,333,334	31%	135,383,831	100%	58%
Cheniere Energy Partners LP Holdings, LLC	11,963,488	21%	45,333,334	31%	135,383,831	100%	56%
Blackstone Group (2)	3,758,003	7%	—	—%	—	—	1%
Blackstone CQP Holdco	—	—%	100,000,000	69%	—	—	29%

(1)
Cheniere Energy, Inc. is the parent company of Cheniere Energy Partners LP Holdings, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere Energy Partners LP Holdings, LLC. Cheniere Energy, Inc. owns 82.6% of the outstanding common shares of Cheniere Energy Partners LP Holdings, LLC, as well as the sole share of that entity authorized to elect its directors. Cheniere Energy, Inc. also owns 6,893,934 of our general partner units.

(2)
Information is based solely on a Schedule 13D/A filed with the SEC on January 15, 2016 by the Blackstone Group, L.P., Blackstone CQP Common Holdco L.P., Blackstone CQP Common Holdco GP LLC, Blackstone Energy Management Associates L.L.C., Blackstone EMA L.L.C., Blackstone Management Associates VI L.L.C., BMA VI L.L.C., Blackstone Holdings III L.P., Blackstone Holdings III GP L.P., Blackstone Holdings III GP Management L.L.C., GSO Credit Alpha Fund AIV-2 LP, GSO Coastline Credit Partners LP, GSO Credit-A Partners LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Special Situations Fund LP, GSO Special Situations Master Fund LP, GSO Special Situations Overseas Master Fund Ltd., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings I/II GP Inc., GSO Capital Partners LP, GSO Advisor Holdings LLC, GSO Palmetto Opportunistic Associates LLC, GSO Credit-A Associates LLC, GSO Holdings I L.L.C., Blackstone Group Management L.L.C., Stephen A. Schwarzman, Bennett J. Goodman and J. Albert Smith III. Blackstone CQP Common Holdco L.P. is the record holder of 1,101,169 common units. GSO Coastline Credit Partners LP, GSO Credit-A Partners LP and GSO Palmetto Opportunistic Investment Partners LP are the record holders of 53,057, 963,855 and 963,855 common units, respectively. GSO Credit Alpha Fund AIV-2 LP is the record owner of 383,747 common units. GSO Special Situations Fund LP, GSO Special Situations Master Fund LP and GSO Special Situations Overseas Master Fund Ltd. are the record holders of 95,696, 96,943 and 99,681 common units, respectively. The address of the various persons identified in this footnote is 345 Park Avenue, New York, New York 10154.

Directors and Executive Officers

The following table sets forth information with respect to our common units owned of record and beneficially as of February 17, 2017, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 17, 2017, the current directors and executive officers of Cheniere Partners beneficially owned an aggregate of 17,600 common units (less than 1% of the outstanding common units at the time).

The table also presents the ownership of common shares of Cheniere Energy Partners LP Holdings, LLC and shares of common stock of Cheniere Energy, Inc. owned of record or beneficially as of February 17, 2017, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. Cheniere Energy Partners LP Holdings, LLC owns a majority interest in Cheniere Partners. Cheniere Energy, Inc. owns a majority interest in Cheniere Energy Partners LP Holdings, LLC. As of February 17, 2017, Cheniere Energy Partners LP Holdings, LLC had 231,700,000 common shares outstanding and Cheniere Energy, Inc. had 237,866,370 shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Jack A. Fusco (1) (2)	—	—%	—	—%	472,845	(2)	*
Neal A. Shear (1)	—	—	—	—	8,697		*
R. Keith Teague (3)	—	—	—	—	571,208		*
Michael J. Wortley	5,000	*	—	—	412,115		*
Eric Bensaude	—	—	—	—	3,000		*
Doug Shanda	2,850	*	—	—	79,342		*
James R. Ball	4,500	*	—	—	—		—%
John-Paul Munfa (4)	—	—	—	—	—		—
Sean T. Klimczak (4)	—	—	—	—	—		—
Lon McCain	1,875	*	—	—	—		—
Philip Meier	—	—	—	—	—		—
Vincent Pagano, Jr.	1,125	*	—	—	—		—
Oliver G. Richard, III	2,250	*	—	—	—		—
All current directors and executive officers as a group (11 persons)	17,600	*	—	—%	967,302		*

*    Less than 1%

(1)	As of May 12, 2016, Mr. Fusco was appointed as Chairman of the Board and Chief Executive Officer of our general partner, replacing Mr. Shear.

(2)	Includes 130,628 shares held by trust.

(3)
Includes information reported to us as of September 22, 2016. Mr. Teague left Cheniere on September 22, 2016 and is no longer required to report his holdings pursuant to Section 16(a) of the Exchange Act.

(4)
Messrs. Munfa, Klimczak and Meier were appointed as directors of our general partner pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2016 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	20,625	N/A	1,226,375
Total	20,625	N/A	1,226,375

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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements which is herein incorporated by reference. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

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

In addition, pursuant to our Code of Business Conduct and Ethics approved by the board of directors of our general partner, the directors, officers and employees of our general partner are expected to bring to the attention of the Compliance Officer any conflict or potential conflict of interest. If a conflict or potential conflict of interest arises between us and a director, officer or any of our affiliates, the resolution of any such conflict or potential conflict should be addressed by the board in accordance with the provisions of our limited partnership agreement.

Arrangements involving Mr. Meier and Meier Consulting LLC
As noted above, Blackstone CQP Holdco, Mr. Meier and Meier Consulting LLC entered into the Meier Consulting Letter Agreement, pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. As compensation for the consulting services, Blackstone CQP Holdco agreed to pay Mr. Meier an annual base consulting fee of $375,000 per year and an annual performance consulting fee in Blackstone CQP Holdco’s discretion. The annual performance consulting fee paid in 2016 was $325,000. The consulting arrangement between Blackstone CQP Holdco and Mr. Meier may be terminated by Blackstone for cause or by either party upon 30 days’ advance written notice.
Blackstone CQP Holdco paid Mr. Meier $704,873 upon the substantial completion of Trains 1 and 2 of the Liquefaction Project. In addition, Blackstone CQP Holdco agreed to pay Mr. Meier the following fees upon the substantial completion of each of Trains 3 and 4 of the Liquefaction Project, provided Mr. Meier continues to provide consulting services through such time: (a) upon the substantial completion of Train 3, an amount equal to the product of (1) 83,333, (2) 30% and (3) the fair market value of one of our common units as of that date and (b) upon the substantial completion of Train 4, an amount equal to (1) the product of 83,333 and the fair market value of one of our common units as of that date, less (2) the sum of all payments made with respect to the substantial completion of each of Trains 1 through 3.
We entered into a letter agreement with Blackstone CQP Holdco (the “Blackstone Consultant Letter Agreement”), dated June 23, 2013, pursuant to which we agreed to reimburse Blackstone CQP Holdco for (a) 25% of the fees of Mr. Meier described in the Meier Consulting Letter Agreement and (b) 25% of the expenses of Mr. Meier incurred in connection with his consulting services relating to the Liquefaction Project which are either to be paid or reimbursed by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement. We did not reimburse Blackstone CQP Holdco for any fees and expenses with respect to 2016 under the Blackstone Consultant Letter Agreement.
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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2016 and 2015. The following table (in thousands) sets forth the fees paid to KPMG LLP for professional services rendered for 2016 and 2015:

	Fiscal 2016	Fiscal 2015
Audit Fees	$2,970	$2,505

Audit Fees—Audit fees for 2016 and 2015 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2016 and 2015.

Tax Fees—There were no tax fees in 2016 and 2015.

Other Fees—There were no other fees in 2016 and 2015.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2016 and 2015 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant for the years ended December 31, 2016, 2015 and 2014	122

(3)	Exhibits:

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

4.3	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.2 above)
4.4
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.5
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.6	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.5 above)
4.7
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.8	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.7 above)
4.9
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.10	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.12	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.14	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

4.16	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.15 above)
4.17
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.18
Ninth Supplemental Indenture, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.19	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-2 to Exhibit 4.18 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

Exhibit No.	Description
10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.14
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.15
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.16
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.17
Administrative Amendment, dated December 31, 2015, to the Second Amended and Restated Common Terms Agreement dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

10.18
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

Exhibit No.	Description
10.19
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, and The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM”), as the KEXIM Direct Facility Lender, Joint Lead Arranger and Joint Lead Bookrunner (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.20
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.21
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.22
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.23
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.24
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.25
Credit and Guaranty Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.26
Depositary Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Bank (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.27*
Omnibus Amendment and Waiver, dated as of October 14, 2016, to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016 among the Partnership, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time and to (b) the Depositary Agreement, dated as of February 25, 2016, among Borrower, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Agent and each other person party thereto from time to time

10.28†
Form of Director Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.29†
Form of Phantom Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.44 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.30†
Form of Phantom Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.45 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.31†
Form of Restricted Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.40 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.32†
Form of Restricted Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.39 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

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
10.40†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.41†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.42†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2016)

10.43†
Letter agreement between R. Keith Teague and Cheniere Energy, Inc., dated May 4, 2016 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2016)

10.44†
Release Agreement between Cheniere Energy, Inc. and Meg A. Gentle, dated August 26, 2016 (Incorporated by reference to Exhibit 10.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on August 26, 2016)

10.45
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.46
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.47
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.48
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

Exhibit No.	Description
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

Exhibit No.	Description
10.56
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.57
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.23 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.58
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.59
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.60
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.61
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Platform Design Modifications, Compressor Oil Fills, Additional Building Modifications, dated October 16, 2015, and (ii) the Change Order CO-00043 Soil Provisional Sum Closure, dated December 2, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.62
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.63
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

Exhibit No.	Description
10.64
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.65
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00053 Adjustment, dated September 27, 2016, (ii) the Change Order CO-00054 Operating Spare Part Provisional Sum Closeout, dated November 3, 2016, and (iii) the Change Order CO-00055 Existing Facility Labor Provisional Sum Closeout, dated November 21, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.38 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.66
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.67
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Lines, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 29, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated May 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.68
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, dated July 26, 2013, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, and (v) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.69
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.70
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.28 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

Exhibit No.	Description
10.71
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.72
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.73
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.74
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.75
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.76
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.77
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.78
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00030 Professional Services for Control System Changes Post TCCC, dated September 16, 2016, (ii) the Change Order CO-00031 Marine Flare Study, dated September 16, 2016, and (iii) the Change Order CO-00032 Operational Spare Part Provisional Sum Closeout, dated November 3, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.51 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.79
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

Exhibit No.	Description
10.80
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.81
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.82
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.83
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.84
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.85
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.86
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016, and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.87
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.88
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

Exhibit No.	Description
10.89
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.90
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.91
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.92
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.93
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.94
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between Sabine Pass Liquefaction, LLC and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.95
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.96
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.97
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.98
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.99
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.100
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC, and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC) (Incorporated by reference to Exhibit 10.14 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 24, 2017)

10.101
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.102
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.103
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.104
Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.105
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

Exhibit No.	Description
10.106
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.107
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.108
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.109
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.110
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P., Cheniere LNG Terminals, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.111
Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.112
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.113
Waiver and Assignment of O&M Agreement; Amendment to Common Terms Agreement, dated November 20, 2013 (Incorporated by reference to Exhibit 10.77 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.114
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

10.115
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.116
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.117
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.118
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.119
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.120
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.121
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

Exhibit No.	Description
10.122
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.123
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 6, 2012)

21.1*	Subsidiaries of Cheniere Energy Partners, L.P.
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$—	$109,950
Restricted cash	234,407	—
Prepaid expenses and other	447	187
Total current assets	234,854	110,137

Property, plant and equipment, net	78,789	58,410
Debt issuance and deferred financing costs, net	62,048	—
Investment in affiliates	2,616,985	544,589
Non-current derivative assets	16,073	—
Other non-current assets	45	953
Total assets	$3,008,794	$714,089

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Derivative liabilities	$2,965	$—
Other current liabilities	2,775	1,158
Total current liabilities	5,740	1,158

Long-term debt	2,560,000	—

Partners’ equity	443,054	712,931
Total liabilities and partners’ equity	$3,008,794	$714,089

The accompanying notes are an integral part of these condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating costs and expenses
Operating and maintenance expense	$5,326	$2,905	$—
General and administrative expense	3,927	2,760	3,383
General and administrative expense—affiliate	11,704	11,546	11,556
Depreciation and amortization expense	632	72	—
Total operating costs and expenses	21,589	17,283	14,939

Other income (expense)
Interest expense, net of capitalized interest	(22,858)	—	—
Derivative gain, net	11,478	—	—
Other income	351	173	162
Equity loss of affiliates	(138,577)	(301,781)	(395,259)
Total other expense	(149,606)	(301,608)	(395,097)

Net loss	$(171,195)	$(318,891)	$(410,036)

The accompanying notes are an integral part of these condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows used in operating activities	$(52,488)	$(43,723)	$(40,948)

Cash flows from investing activities
Property, plant and equipment, net	—	(671)	—
Investments in subsidiaries	(2,428,967)	12,832	(61,350)
Distributions received from affiliates, net	217,994	18,400	108,625
Net cash provided by (used in) investing activities	(2,210,973)	30,561	47,275

Cash flows from financing activities
Proceeds from issuance of debt	2,560,000	—	—
Debt issuance and deferred financing costs	(73,060)	—	—
Distributions to owners	(99,025)	(99,018)	(98,979)
Other	3	—	—
Net cash provided by (used in) financing activities	2,387,918	(99,018)	(98,979)

Net increase (decrease) in cash, cash equivalents and restricted cash	124,457	(112,180)	(92,652)
Cash, cash equivalents and restricted cash—beginning of period	109,950	222,130	314,782
Cash, cash equivalents and restricted cash—end of period	$234,407	$109,950	$222,130

Balances per Condensed Balance Sheets:

	December 31
	2016	2015	2014
Cash and cash equivalents	$—	$109,950	$222,130
Restricted cash	234,407	—	—
Total cash, cash equivalents and restricted cash	$234,407	$109,950	$222,130

The accompanying notes are an integral part of these condensed financial statements.

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Financial Statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cheniere Partners.

A substantial amount of Cheniere Partners’ operating, investing and financing activities are conducted by its affiliates. In the Condensed Financial Statements, Cheniere Partners’ investments in affiliates are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the affiliates are recorded on the Condensed Balance Sheets. The gain (loss) from operations of the affiliates is reported on a net basis as equity loss of affiliates.

The Condensed Financial Statements should be read in conjunction with Cheniere Partners’ Consolidated Financial Statements.

 NOTE 2—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2016	2015	2014
Non-cash capital contributions (1)	$138,577	$301,781	$395,259

(1)	Amounts represent equity loss of affiliates not funded by Cheniere Partners.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 24, 2017
Jack A. Fusco

/s/ Michael J. Wortley	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 24, 2017
Michael J. Wortley

/s/ Leonard Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Leonard Travis

/s/ Eric Bensaude	Director	February 24, 2017
Eric Bensaude

/s/ Doug Shanda	Director	February 24, 2017
Doug Shanda

/s/ James R. Ball	Director	February 24, 2017
James R. Ball

/s/ John-Paul Munfa	Director	February 24, 2017
John-Paul Munfa

/s/ Sean T. Klimczak	Director	February 24, 2017
Sean T. Klimczak

/s/ Lon McCain	Director	February 24, 2017
Lon McCain

/s/ Philip Meier	Director	February 24, 2017
Philip Meier

/s/ Vincent Pagano Jr.	Director	February 24, 2017
Vincent Pagano Jr.

/s/ Oliver G. Richard, III	Director	February 24, 2017
Oliver G. Richard, III