Form 10-Q
period 2017-03-31
Cheniere Energy Partners, L.P.
filed 2017-05-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of April 28, 2017, the issuer had 57,109,223 common units, 145,333,334 Class B units and 135,383,831 subordinated units outstanding.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere")
100% Interest
Cheniere LNG Terminals, LLC ("Cheniere Terminals")
100% Interest
Cheniere Marketing International LLP ("Cheniere Marketing")
82.7% Interest
Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings")
Public Shareholders 17.3%
100% Economic Interest
Non-Economic Voting Interest
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
55.9% Interest
2.0% Interest & Incentive Dist. Rights
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP")
Blackstone and Public Unitholders 42.1%
100% Interest
Cheniere Energy Investments, LLC ("Cheniere Investments")
100% Interest
Sabine Pass LNG, L.P. ("SPLNG")
Sabine Pass Liquefaction, LLC ("SPL")
Cheniere Creole Trail Pipeline, L.P. ("CTPL")

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	756	605
Accounts and other receivables	101	90
Accounts receivable—affiliate	89	99
Advances to affiliate	64	38
Inventory	87	97
Other current assets	30	29
Total current assets	1,127	958

Non-current restricted cash	1,000	—
Property, plant and equipment, net	14,636	14,158
Debt issuance costs, net	80	121
Non-current derivative assets	44	83
Other non-current assets, net	205	222
Total assets	$17,092	$15,542

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$35	$27
Accrued liabilities	426	418
Current debt, net	—	224
Due to affiliates	29	99
Deferred revenue	63	73
Deferred revenue—affiliate	20	1
Derivative liabilities	4	14
Total current liabilities	577	856

Long-term debt, net	16,020	14,209
Non-current deferred revenue	4	5
Non-current derivative liabilities	1	2
Other non-current liabilities—affiliate	25	27

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at March 31, 2017 and December 31, 2016)	50	130
Class B unitholders’ interest (145.3 million units issued and outstanding at March 31, 2017 and December 31, 2016)	297	62
Subordinated unitholders’ interest (135.4 million units issued and outstanding at March 31, 2017 and December 31, 2016)	107	240
General partner’s interest (2% interest with 6.9 million units issued and outstanding at March 31, 2017 and December 31, 2016)	11	11
Total partners’ equity	465	443
Total liabilities and partners’ equity	$17,092	$15,542

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
LNG revenues	$492	$—
LNG revenues—affiliate	331	—
Regasification revenues	67	65
Regasification revenues—affiliate	1	2
Total revenues	891	67

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	513	4
Operating and maintenance expense	50	18
Operating and maintenance expense—affiliate	18	11
General and administrative expense	3	3
General and administrative expense—affiliate	22	22
Depreciation and amortization expense	66	19
Total operating costs and expenses	672	77

Income (loss) from operations	219	(10)

Other expense
Interest expense, net of capitalized interest	(130)	(43)
Loss on early extinguishment of debt	(42)	(1)
Derivative loss, net	—	(21)
Total other expense	(172)	(65)

Net income (loss)	$47	$(75)

Basic and diluted net loss per common unit	$(0.80)	$(0.08)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	57.1	57.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in millions)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2016	57.1	$130	145.3	$62	135.4	$240	6.9	$11	$443
Net income	—	14	—	—	—	32	—	1	47
Distributions	—	(24)	—	—	—	—	—	(1)	(25)
Amortization of beneficial conversion feature of Class B units	—	(70)	—	235	—	(165)	—	—	—
Balance at March 31, 2017	57.1	$50	145.3	$297	135.4	$107	6.9	$11	$465

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$47	$(75)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	66	19
Amortization of debt issuance costs, deferred commitment fees, premium and discount	10	4
Loss on early extinguishment of debt	42	1
Total losses on derivatives, net	39	25
Net cash used for settlement of derivative instruments	(13)	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	(11)	—
Accounts receivable—affiliate	59	1
Advances to affiliate	(41)	(1)
Inventory	17	—
Accounts payable and accrued liabilities	(38)	34
Due to affiliates	(68)	(8)
Deferred revenue	(11)	(1)
Other, net	1	(2)
Other, net—affiliate	16	—
Net cash provided by (used in) operating activities	115	(6)

Cash flows from investing activities
Property, plant and equipment, net	(524)	(715)
Other	—	(34)
Net cash used in investing activities	(524)	(749)

Cash flows from financing activities
Proceeds from issuances of debt	2,314	1,235
Repayments of debt	(703)	(415)
Debt issuance and deferred financing costs	(26)	(48)
Distributions to owners	(25)	(25)
Net cash provided by financing activities	1,560	747

Net increase (decrease) in cash, cash equivalents and restricted cash	1,151	(8)
Cash, cash equivalents and restricted cash—beginning of period	605	434
Cash, cash equivalents and restricted cash—end of period	$1,756	$426

Balances per Consolidated Balance Sheets:

	March 31,
	2017	2016
Cash and cash equivalents	$—	$10
Restricted cash	756	402
Non-current restricted cash	1,000	14
Total cash, cash equivalents and restricted cash	$1,756	$426

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. We also own and operate regasification facilities at the Sabine Pass LNG terminal through SPLNG and own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through CTPL.

In the second quarter of 2016, we started production at the Liquefaction Project and began recognizing LNG revenues, which include fees that are received pursuant to our SPAs. During the three months ended March 31, 2017, we received 94% of our net LNG revenues from two SPA customers.

We also recognize regasification revenues, which include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of SPLNG. Substantially all of our regasification revenues are received from our two long-term TUA customers.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

available cash from operating surplus after the initial quarterly distributions have been achieved and as additional target levels are met. The higher percentages range from 15% to 50%.

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 1.97 and 1.92, respectively, as of March 31, 2017. Since Train 3 of the Liquefaction Project achieved substantial completion in March 2017, the Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution with respect to the quarter ended June 30, 2017 if not voluntarily converted by Blackstone CQP Holdco earlier.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$531	$358
CQP and cash held by guarantor subsidiaries	225	247
Total current restricted cash	$756	$605

Non-current restricted cash
Liquefaction Project	$1,000	$—

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
SPL trade receivable	$92	$88
Other accounts receivable	9	2
Total accounts and other receivables	$101	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of March 31, 2017 and December 31, 2016, substantially all of our trade receivable balance was from two SPA customers.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—INVENTORY

As of March 31, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Natural gas	$19	$15
LNG	22	45
Materials and other	46	37
Total inventory	$87	$97

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	March 31,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$10,420	$7,976
LNG terminal construction-in-process	4,826	6,728
Accumulated depreciation	(616)	(553)
Total LNG terminal costs, net	14,630	14,151
Fixed assets
Fixed assets	20	20
Accumulated depreciation	(14)	(13)
Total fixed assets, net	6	7
Property, plant and equipment, net	$14,636	$14,158

Depreciation expense during the three months ended March 31, 2017 and 2016 was $64 million and $18 million, respectively.

During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of the Liquefaction Project.

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain of our credit facilities (“Interest Rate Derivatives”) and

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	16	—	16	—	13	—	13
Liquefaction Supply Derivatives asset (liability)	(2)	—	41	39	(4)	(2)	79	73

There have been no changes to our evaluation of and accounting for our derivative positions designated as Level 1 during the three months ended March 31, 2017. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of March 31, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$41	Income Approach	Basis Spread	$(0.345) - $0.081

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(41)	(2)
Purchases and settlements:
Purchases	4	—
Settlements (1)	(1)	—
Balance, end of period	$41	$30
Change in unrealized gains relating to instruments still held at end of period	$(41)	$(2)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the three months ended March 31, 2016.
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

Interest Rate Derivatives

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”). In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 SPL Credit Facilities, as discussed in Note 10—Debt.

During the three months ended March 31, 2017 there were no changes to the terms of our interest rate swaps (“CQP Interest Rate Derivatives”) entered into to hedge a portion of the variable interest payments on the credit facilities we entered into in February 2016 (the “2016 CQP Credit Facilities”). See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

As of March 31, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	March 31, 2017			December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Non-current derivative assets	$—	$16	$16	$—	$16	$16

Derivative liabilities	—	—	—	(4)	(3)	(7)
Non-current derivative liabilities	—	—	—	(2)	—	(2)
Total derivative liabilities	—	—	—	(6)	(3)	(9)

Derivative asset (liability), net	$—	$16	$16	$(6)	$13	$7

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
SPL Interest Rate Derivatives loss	$(2)	$(11)
CQP Interest Rate Derivatives gain (loss)	2	(10)

Liquefaction Supply Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of (1)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$16	$13
Liquefaction Supply Derivatives	Non-current derivative assets	28	67
Liquefaction Supply Derivatives	Derivative liabilities	(4)	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(1)	—

(1)
Does not include collateral of $5 million and $6 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

SPL had secured up to approximately 2,051 million MMBtu and 1,994 million MMBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2017 and December 31, 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,214 million MMBtu and 1,117 million MMBtu as of March 31, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
	Statement of Operations Location (1)	2017	2016
Liquefaction Supply Derivatives loss (2)	Cost of sales	$39	$4

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2017
CQP Interest Rate Derivatives	$17	$(1)	$16
Liquefaction Supply Derivatives	48	(4)	44
Liquefaction Supply Derivatives	2	(7)	(5)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

NOTE 8—OTHER NON-CURRENT ASSETS

As of March 31, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$20	$23
Advances made to municipalities for water system enhancements	95	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	25	28
Information technology service assets	26	27
Other	9	18
Total other non-current assets, net	$205	$222

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Interest costs and related debt fees	$147	$205
Sabine Pass LNG terminal and related pipeline costs	275	211
Other accrued liabilities	4	2
Total accrued liabilities	$426	$418

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7 and $7	$2,007	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
2016 CQP Credit Facilities	2,560	2,560
Unamortized debt issuance costs	(201)	(178)
Total long-term debt, net	16,020	14,209

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224

Total debt, net	$16,020	$14,433

2017 Debt Issuances and Redemptions

Senior Notes

In February 2017, SPL issued an aggregate principal amount of $800 million of the 2037 SPL Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, SPL issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 SPL Senior Notes. Net proceeds of the offerings of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes were used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the three months ended March 31, 2017.

The 2037 SPL Senior Notes and the 2028 SPL Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 SPL Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

and enter into certain LNG sales contracts. The 2028 SPL Senior Notes are governed by the same common indenture as the other senior notes, which also contains customary terms and events of default, covenants and redemption terms.

At any time prior to six months before the respective dates of maturity of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL may redeem all or part of such notes at a redemption price equal to the “optional redemption” price for the 2037 SPL Senior Notes or the “make-whole” price for the 2028 SPL Senior Notes, as set forth in the respective indentures governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within six months of the respective maturity dates for the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, redeem all or part of such notes at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2028 SPL Senior Notes, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the terms of the SPL Registration Rights Agreement, SPL has agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2028 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2028 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after March 6, 2017. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2028 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2028 SPL Senior Notes if it fails to comply with its obligation to register them within the specified time period.

Credit Facilities

Below is a summary (in millions) of our credit facilities outstanding as of March 31, 2017:

	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$1,200	$2,800
Outstanding balance	—	2,560
Letters of credit issued	377	50
Available commitment	$823	$190

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Total interest cost	$211	$192
Capitalized interest	(81)	(149)
Total interest expense, net	$130	$43

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,861	$13,807	$11,513	$12,309
2037 SPL Senior Notes (2)	800	826	—	—
Credit facilities (3)	2,560	2,560	3,098	3,098

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes and 2028 SPL Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 SPL Credit Facilities, SPL Working Capital Facility and 2016 CQP Credit Facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary (in millions) of our related party transactions as reported on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$331	$—

Regasification revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	1
Tug Boat Lease Sharing Agreement	1	1
Total regasification revenues—affiliate	1	2

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	1
Services Agreements	18	10
Total operating and maintenance expense—affiliate	18	11

General and administrative expense—affiliate
Services Agreements	22	22

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three months ended March 31, 2017 and 2016, respectively, related to the Amended and Restated VCRA.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

SPL has entered into an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement.

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, SPL has executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

SPL has entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of SPL’s SPA customers. SPL pays a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Services Agreements
As of March 31, 2017 and December 31, 2016, we had $64 million and $38 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

Cheniere Partners Services Agreement

We have entered into a services agreement with Cheniere Terminals, a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals is entitled to a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation) for the provision of various general and administrative services for our benefit. In addition, Cheniere Terminals is entitled to reimbursement for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.

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

SPLNG O&M Agreement

SPLNG has entered into a long-term operation and maintenance agreement (the “SPLNG O&M Agreement”) with Cheniere Investments pursuant to which SPLNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. SPLNG pays a fixed monthly fee of $130,000 (indexed for inflation) under the SPLNG O&M Agreement and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between SPLNG and Cheniere Investments at the beginning of each operating year. In addition, SPLNG is required to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the SPLNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPLNG O&M Agreement are required to be remitted to such subsidiary.

SPLNG MSA

SPLNG has entered into a long-term management services agreement (the “SPLNG MSA”) with Cheniere Terminals, pursuant to which Cheniere Terminals manages the operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the SPLNG O&M Agreement. SPLNG pays a monthly fixed fee of $520,000 (indexed for inflation) under the SPLNG MSA.

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of $25 million in order to aid in their reconstruction efforts following Hurricane Rita, which SPLNG fulfilled in the first quarter of 2016. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of both March 31, 2017 and December 31, 2016, we had $25 million of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2017 and 2016.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

State Tax Sharing Agreements

SPLNG has entered into a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPLNG and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPLNG will pay to Cheniere an amount equal to the state and local tax that SPLNG would be required to pay if its state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPLNG under this agreement; therefore, Cheniere has not demanded any such payments from SPLNG. The agreement is effective for tax returns due on or after January 1, 2008.

SPL has entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPL will pay to Cheniere an amount equal to the state and local tax that SPL would be required to pay if SPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPL under this agreement; therefore, Cheniere has not demanded any such payments from SPL. The agreement is effective for tax returns due on or after August 2012.

CTPL has entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CTPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CTPL will pay to Cheniere an amount equal to the state and local tax that CTPL would be required to pay if CTPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CTPL under this agreement; therefore, Cheniere has not demanded any such payments from CTPL. The agreement is effective for tax returns due on or after May 2013.

NOTE 12—NET LOSS PER COMMON UNIT

Net loss per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On April 21, 2017, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on May 15, 2017 to unitholders of record as of May 2, 2017 for the period from January 1, 2017 to March 31, 2017.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount, totaling $2,130 million, represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature through the mandatory conversion date of August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three months ended March 31, 2017 and 2016.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Based on the capital structure as of March 31, 2017, the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature is as follows in 2017 (in millions):

Common Units	Class B Units	Subordinated Units
$(594)	$2,004	$(1,410)

Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses to IDR holders for the purpose of the two-class method earnings per unit calculation for any of the periods presented. The following table (in millions, except per unit data) provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the subordinated units and the general partner units for purposes of computing net loss per unit.

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Three Months Ended March 31, 2017
Net income	$47
Declared distributions	25	24	—	—	1
Amortization of beneficial conversion feature of Class B units	—	(70)	235	(165)	—
Assumed allocation of undistributed net income	$22	—	—	22	—
Assumed allocation of net income (loss)		$(46)	$235	$(143)	$1

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(0.80)		$(1.06)

Three Months Ended March 31, 2016
Net loss	$(75)
Declared distributions	25	24	—	—	1
Assumed allocation of undistributed net loss	$(100)	(29)	—	(69)	(2)
Assumed allocation of net loss		$(5)	$—	$(69)	$(1)

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(0.08)		$(0.51)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$175	$24

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $316 million and $307 million as of March 31, 2017 and 2016, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of March 31, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The Financial Accounting Standards Board has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Consolidated Financial Statements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of a recent accounting standard that was adopted by the Partnership during the reporting period:

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
		January 1, 2017	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•
Year to date, LNG from the Liquefaction Project has been delivered to 6 new countries. As of April 2017, LNG from the Liquefaction Project had reached 20 of the 39 LNG importing countries around the world.

Operational

•
43 LNG cargoes (154 million MMBtu) were loaded from the Liquefaction Project in the first quarter of 2017, and in early April 2017 we reached the milestone of 100 cumulative LNG cargoes exported from the Liquefaction Project.

•
SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017.
Financial

•
In February and March 2017, SPL issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), respectively. Net proceeds of the offerings of the 2037 SPL Senior Notes and 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes were used to repay the outstanding borrowings under the credit facilities SPL entered into in June 2015 (the “2015 SPL Credit Facilities”) and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•	In January 2017, Fitch Ratings assigned SPL’s senior secured debt an investment grade rating of BBB-.

Liquidity and Capital Resources

The following table (in millions) provides a summary of our liquidity position at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	1,531	358
CQP and cash held by guarantor subsidiaries	225	247
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	823	653
$2.8 billion 2016 CQP Credit Facilities (“2016 CQP Credit Facilities”)	190	195

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. We had $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities as of both March 31, 2017 and December 31, 2016, and we had $190 million and $195 million of available commitments and $50 million and $45 million aggregate amount of issued letters of credit as of March 31, 2017 and December 31, 2016, respectively.

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

See Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information regarding the 2016 CQP Credit Facilities.

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of March 31, 2017:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		97.3%		63.1%
Completion percentage of:
Engineering	100%		100%		99.2%
Procurement	100%		100%		93.0%
Subcontract work	100%		84.3%		46.0%
Construction	100%		96.7%		19.2%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1, 2 and 3 of the Liquefaction Project and commenced operating activities in May 2016, September 2016 and March 2017, respectively, and started the commissioning of Train 4 of the Liquefaction Project in March 2017.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review (1) the 203 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same and (2) the 503.3 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same. Both appeals are pending.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2017, SPL has secured up to approximately 2,051 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the Liquefaction Project. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL commenced gaining access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, during the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	2,560	3,097
Letters of credit issued (3)	377	324
Available commitments under credit facilities (3)	823	2,295
Total capital resources from borrowings and available commitments	$17,410	$17,216

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 2028 SPL Senior Notes and 2037 SPL Senior Notes (collectively, the “SPL Senior Notes”).

(2)	Includes 2015 SPL Credit Facilities, SPL Working Capital Facility and CTPL and SPLNG tranche term loans outstanding under the 2016 CQP Credit Facilities.

(3)
Includes 2015 SPL Credit Facilities and SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the 2016 CQP Credit Facilities, which are not specifically for the Liquefaction Project.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

Senior Secured Notes

The SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. In February 2017, SPL issued the 2028 SPL Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities. In March 2017, SPL issued the 2028 SPL Senior Notes and SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2017 and December 31, 2016, SPL had $823 million and $653 million of available commitments, $377 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2017	2016
Operating cash flows	$115	$(6)
Investing cash flows	(524)	(749)
Financing cash flows	1,560	747

Net increase (decrease) in cash, cash equivalents and restricted cash	1,151	(8)
Cash, cash equivalents and restricted cash—beginning of period	605	434
Cash, cash equivalents and restricted cash—end of period	$1,756	$426

Operating Cash Flows

Our operating cash flows increased from outflows of $6 million during the three months ended March 31, 2016 to inflows of $115 million during the three months ended March 31, 2017. The $121 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1, 2 and 3 of the Liquefaction Project in May 2016, September 2016 and March 2017, respectively.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2017 and 2016 were $524 million and $749 million respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the three months ended March 31, 2016, we used $34 million primarily for payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2017 were $1.6 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 SPL Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$26 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$25 million of distributions to unitholders.

Financing cash inflows during the three months ended March 31, 2016 were $747 million, primarily as a result of:

•	entering into the 2016 CQP Credit Facilities and borrowing $450 million to prepay the $400 million CTPL Term Loan;

•	$660 million of borrowings under the 2015 SPL Credit Facilities;

•	$125 million of borrowings and a $15 million repayment made under the SPL Working Capital Facility;

•	$48 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$25 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. On a quarterly basis, we declare and pay a $0.425 distribution per common unit and the related distribution to our general partner of $24 million and $0.5 million, respectively.

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. The ending of the subordination period and conversion of the subordinated units into common units will depend upon future business development.

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 1.97 and 1.92, respectively, as of March 31, 2017. Since Train 3 of the Liquefaction Project achieved substantial completion in March 2017, the Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution with respect to the quarter ended June 30, 2017 if not voluntarily converted by Blackstone CQP Holdco earlier.

Results of Operations

Our consolidated net income was $47 million, or $0.80 loss per share (basic and diluted), in the three months ended March 31, 2017, compared to a net loss of $75 million, or $0.08 per share (basic and diluted), in the three months ended March 31, 2016. This $122 million increase in net income in 2017 was primarily a result of increased income from operations and decreased derivative loss, net, which were partially offset by increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended March 31,
(in millions)	2017	2016	Change
LNG revenues	$492	$—	$492
LNG revenues—affiliate	331	—	331
Regasification revenues	67	65	2
Regasification revenues—affiliate	1	2	(1)
Total revenues	$891	$67	$824

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes. During the three months ended March 31, 2017, we recognized revenues related to the sale of 128 million MMBtu of LNG and recognized an offset to LNG terminal costs related to the sale of 18 million MMBtu of LNG. An additional 8 million MMBtu of commissioning LNG was loaded during the current quarter but was in transit as of March 31, 2017. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Cost of sales	$513	$4	$509
Operating and maintenance expense	50	18	32
Operating and maintenance expense—affiliate	18	11	7
General and administrative expense	3	3	—
General and administrative expense—affiliate	22	22	—
Depreciation and amortization expense	66	19	47
Total operating costs and expenses	$672	$77	$595

Our total operating costs and expenses increased $595 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of the commencement of operations of at the Liquefaction Project in May 2016 upon the substantial completion of Train 1, followed by the substantial completion of Trains 2 and 3 in September 2016 and March 2017, respectively.

Cost of sales increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the commencement of operations at the Liquefaction Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process.

Operating and maintenance expense (including affiliate amounts) increased during the three months ended March 31, 2017 as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three months ended March 31, 2017 as we began depreciation of our assets related to Trains 1 through 3 of the Liquefaction Project upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to increase in the future, including higher depreciation and amortization expense as the related assets begin to be depreciated upon reaching substantial completion.

Other expense

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Interest expense, net of capitalized interest	$130	$43	$87
Loss on early extinguishment of debt	42	1	41
Derivative loss, net	—	21	(21)
Total other expense	$172	$65	$107

Interest expense, net of capitalized interest, increased $87 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $12.7 billion as of March 31, 2016 to $16.2 billion as of March 31, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the Liquefaction Project were no longer in construction. For the three months ended March 31, 2017, we incurred $211 million of total interest cost, of which we capitalized $81 million which was directly related to the construction of the Liquefaction Project. For the three months ended March 31, 2016, we incurred $192 million of total interest cost, of which we capitalized $149 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt increased $41 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Loss on early extinguishment of debt recognized during the three months ended March 31,

2017 was attributable to the write-off of debt issuance costs upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes.

Derivative loss, net decreased $21 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, the gain attributable to a relative increase in the long-term forward LIBOR curve during the period was offset by the $7 million loss recognized upon the termination of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities. The net loss recognized during the three months ended March 31, 2016 was due to a relative decrease in the long-term forward LIBOR curve during the period.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 14—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$39	$2	$73	$6

See Note 7—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”), the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives” and collectively, with the SPL Interest Rate Derivatives, the “Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	16	6	13	6

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1
Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 21, 2017)

4.1
Tenth Supplemental Indenture, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.2	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.1 above)
4.3
Indenture, dated as of February 24, 2017, between Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.4	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.3 above)
10.1
Second Omnibus Amendment and Waiver, dated as of January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.73 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.2
Amendment to the Common Terms Agreement, dated January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.74 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.3
Registration Rights Agreement, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00056 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum Closeout, dated February 28, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.77 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.5
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Instrument Air Tie-In Point Location Change, dated January 25, 2017 and (ii) the Change Order CO-00034 Additional Owner Site Office Provisional Sum Closeout, dated January 25, 2017 (Incorporated by reference to Exhibit 10.76 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.6
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	May 3, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2017	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)