Form 10-Q
period 2017-06-30
Cheniere Energy Partners, L.P.
filed 2017-08-08
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 3, 2017, the issuer had 348,614,790 common units and 135,383,831 subordinated units outstanding.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
100% Interest
Sabine Pass LNG, L.P. ("SPLNG")
Sabine Pass Liquefaction, LLC ("SPL")
Cheniere Creole Trail Pipeline, L.P. ("CTPL")

Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. (NYSE American: CQP) and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

References to “Blackstone Group” refer to The Blackstone Group, L.P. References to “Blackstone CQP Holdco” refer to Blackstone CQP Holdco LP. References to “Blackstone” refer to Blackstone Group and Blackstone CQP Holdco.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	865	605
Accounts and other receivables	138	90
Accounts receivable—affiliate	41	99
Advances to affiliate	40	38
Inventory	93	97
Other current assets	39	29
Total current assets	1,216	958

Non-current restricted cash	698	—
Property, plant and equipment, net	14,922	14,158
Debt issuance costs, net	73	121
Non-current derivative assets	43	83
Other non-current assets, net	211	222
Total assets	$17,163	$15,542

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$44	$27
Accrued liabilities	467	418
Current debt	—	224
Due to affiliates	44	99
Deferred revenue	65	73
Deferred revenue—affiliate	1	1
Derivative liabilities	2	14
Total current liabilities	623	856

Long-term debt, net	16,025	14,209
Non-current deferred revenue	3	5
Non-current derivative liabilities	1	2
Other non-current liabilities—affiliate	25	27

Partners’ equity
Common unitholders’ interest (57.1 million units issued and outstanding at June 30, 2017 and December 31, 2016)	(198)	130
Class B unitholders’ interest (145.3 million units issued and outstanding at June 30, 2017 and December 31, 2016)	1,092	62
Subordinated unitholders’ interest (135.4 million units issued and outstanding at June 30, 2017 and December 31, 2016)	(420)	240
General partner’s interest (2% interest with 6.9 million units issued and outstanding at June 30, 2017 and December 31, 2016)	12	11
Total partners’ equity	486	443
Total liabilities and partners’ equity	$17,163	$15,542

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
LNG revenues	$503	$85	$995	$85
LNG revenues—affiliate	422	—	753	—
Regasification revenues	65	65	130	130
Other revenues	2	1	4	1
Other revenues—affiliate	—	—	1	2
Total revenues	992	151	1,883	218

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	577	49	1,090	53
Operating and maintenance expense	82	24	132	42
Operating and maintenance expense—affiliate	21	11	39	22
Development expense	1	—	1	—
General and administrative expense	2	4	5	7
General and administrative expense—affiliate	23	21	45	43
Depreciation and amortization expense	86	29	152	48
Total operating costs and expenses	792	138	1,464	215

Income from operations	200	13	419	3

Other income (expense)
Interest expense, net of capitalized interest	(154)	(72)	(284)	(115)
Loss on early extinguishment of debt	—	(27)	(42)	(28)
Derivative loss, net	(3)	(15)	(3)	(36)
Other income	3	1	3	1
Total other expense	(154)	(113)	(326)	(178)

Net income (loss)	$46	$(100)	$93	$(175)

Basic and diluted net loss per common unit	$(3.71)	$(0.21)	$(4.50)	$(0.29)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	57.1	57.1	57.1	57.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in millions)
(unaudited)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2016	57.1	$130	145.3	$62	135.4	$240	6.9	$11	$443
Net income	—	27	—	—	—	64	—	2	93
Distributions	—	(49)	—	—	—	—	—	(1)	(50)
Amortization of beneficial conversion feature of Class B units	—	(306)	—	1,030	—	(724)	—	—	—
Balance at June 30, 2017	57.1	$(198)	145.3	$1,092	135.4	$(420)	6.9	$12	$486

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$93	$(175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	152	48
Amortization of debt issuance costs, deferred commitment fees, premium and discount	19	11
Loss on early extinguishment of debt	42	28
Total losses on derivatives, net	43	48
Net cash used for settlement of derivative instruments	(16)	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	(47)	(71)
Accounts receivable—affiliate	59	1
Advances to affiliate	(19)	1
Inventory	12	(17)
Accounts payable and accrued liabilities	68	47
Due to affiliates	(57)	(3)
Deferred revenue	(10)	(2)
Other, net	(13)	(9)
Other, net—affiliate	(2)	(1)
Net cash provided by (used in) operating activities	324	(98)

Cash flows from investing activities
Property, plant and equipment, net	(898)	(1,224)
Other	—	(39)
Net cash used in investing activities	(898)	(1,263)

Cash flows from financing activities
Proceeds from issuances of debt	2,314	3,365
Repayments of debt	(703)	(1,842)
Debt issuance and deferred financing costs	(29)	(70)
Distributions to owners	(50)	(50)
Net cash provided by financing activities	1,532	1,403

Net increase in cash, cash equivalents and restricted cash	958	42
Cash, cash equivalents and restricted cash—beginning of period	605	434
Cash, cash equivalents and restricted cash—end of period	$1,563	$476

Balances per Consolidated Balance Sheet:

June 30, 2017
Cash and cash equivalents	$—
Restricted cash	865
Non-current restricted cash	698
Total cash, cash equivalents and restricted cash	$1,563

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. In the second quarter of 2016, we started production at the Liquefaction Project and began recognizing LNG revenues, which include fees that are received pursuant to our long-term SPAs and other related revenues.

We also own and operate regasification facilities at the Sabine Pass LNG terminal through SPLNG and own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through CTPL. Regasification revenues include LNG regasification capacity reservation fees that are received from our two long-term TUA customers. We also recognize tug services fees, which were historically included in regasification revenues but are now included within other revenues on our Consolidated Statements of Operations, that are received by Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of SPLNG.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. The Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Class B units are not entitled to cash distributions except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco was 2.04 and 1.99, respectively, as of June 30, 2017. See Note 16—Subsequent Events for information regarding the subsequent conversion of the Class B units into common units.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$579	$358
CQP and cash held by guarantor subsidiaries	286	247
Total current restricted cash	$865	$605

Non-current restricted cash
Liquefaction Project	$698	$—

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
SPL trade receivable	$123	$88
Other accounts receivable	15	2
Total accounts and other receivables	$138	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 5—INVENTORY

As of June 30, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Natural gas	$17	$15
LNG	29	45
Materials and other	47	37
Total inventory	$93	$97

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	June 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$10,442	$7,976
LNG terminal construction-in-process	5,173	6,728
Accumulated depreciation	(699)	(553)
Total LNG terminal costs, net	14,916	14,151
Fixed assets
Fixed assets	21	20
Accumulated depreciation	(15)	(13)
Total fixed assets, net	6	7
Property, plant and equipment, net	$14,922	$14,158

Depreciation expense was $84 million and $26 million in the three months ended June 30, 2017 and 2016, respectively, and $148 million and $44 million in the six months ended June 30, 2017 and 2016, respectively.

We realized offsets to LNG terminal costs of $39 million and $128 million in the three months ended June 30, 2017 and 2016, respectively, and $163 million and $142 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain credit facilities (“Interest Rate Derivatives”) and

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	13	—	13	—	13	—	13
Liquefaction Supply Derivatives asset (liability)	2	—	40	42	(4)	(2)	79	73

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

There have been no changes to our evaluation of and accounting for our derivative positions during the six months ended June 30, 2017. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of June 30, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$40	Income Approach	Basis Spread	$(0.338) - $0.080

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$41	$30	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(1)	(8)	(40)	(10)
Purchases and settlements:
Purchases	2	—	5	—
Settlements (1)	(2)	—	(4)	—
Balance, end of period	$40	$22	$40	$22
Change in unrealized gains relating to instruments still held at end of period	$(1)	$(8)	$(40)	$(9)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the six months ended June 30, 2016.

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

During the six months ended June 30, 2017, there were no changes to the terms of our interest rate swaps (“CQP Interest Rate Derivatives”) entered into to hedge a portion of the variable interest payments on the credit facilities we entered into in February 2016 (the “2016 CQP Credit Facilities”). See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

As of June 30, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	June 30, 2017			December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Other current assets	$—	$2	$2	$—	$—	$—
Non-current derivative assets	—	11	11	—	16	16
Total derivative assets	—	13	13	—	16	16

Derivative liabilities	—	—	—	(4)	(3)	(7)
Non-current derivative liabilities	—	—	—	(2)	—	(2)
Total derivative liabilities	—	—	—	(6)	(3)	(9)

Derivative asset (liability), net	$—	$13	$13	$(6)	$13	$7

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SPL Interest Rate Derivatives loss	$—	$(5)	$(2)	$(16)
CQP Interest Rate Derivatives loss	(3)	(10)	(1)	(20)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of (1)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$13	$13
Liquefaction Supply Derivatives	Non-current derivative assets	32	67
Liquefaction Supply Derivatives	Derivative liabilities	(2)	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(1)	—

(1)	Does not include collateral of $6 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2016.

SPL had secured up to approximately 2,220 TBtu and 1,994 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2017 and December 31, 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,424 TBtu and 1,117 TBtu as of June 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location (1)	2017	2016	2017	2016
Liquefaction Supply Derivatives loss (2)	Cost of sales	$1	$8	$40	$12

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2017
CQP Interest Rate Derivatives	$13	$—	$13
Liquefaction Supply Derivatives	49	(4)	45
Liquefaction Supply Derivatives	(4)	1	(3)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—OTHER NON-CURRENT ASSETS

As of June 30, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$19	$23
Advances made to municipalities for water system enhancements	95	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	33	28
Information technology service assets	25	27
Other	9	18
Total other non-current assets, net	$211	$222

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Interest costs and related debt fees	$190	$205
Sabine Pass LNG terminal and related pipeline costs	272	211
Other accrued liabilities	5	2
Total accrued liabilities	$467	$418

NOTE 10—DEBT

As of June 30, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
2016 CQP Credit Facilities	2,560	2,560
Unamortized debt issuance costs	(195)	(178)
Total long-term debt, net	16,025	14,209

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224

Total debt, net	$16,025	$14,433

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2017 Debt Issuances and Redemptions

Senior Notes

In February 2017, SPL issued an aggregate principal amount of $800 million of the 2037 SPL Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, SPL issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 SPL Senior Notes. Net proceeds of the offerings of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the six months ended June 30, 2017.

The 2037 SPL Senior Notes and the 2028 SPL Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 SPL Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. The 2028 SPL Senior Notes are governed by the same common indenture as the senior notes of SPL other than the 2037 SPL Senior Notes, which also contains customary terms and events of default, covenants and redemption terms.

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

Credit Facilities

Below is a summary (in millions) of our credit facilities outstanding as of June 30, 2017:

	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$1,200	$2,800
Outstanding balance	—	2,560
Letters of credit issued	366	50
Available commitment	$834	$190

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total interest cost	$224	$205	$435	$397
Capitalized interest	(70)	(133)	(151)	(282)
Total interest expense, net	$154	$72	$284	$115

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,860	$14,040	$11,513	$12,309
2037 SPL Senior Notes (2)	800	860	—	—
Credit facilities (3)	2,560	2,560	3,098	3,098

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary (in millions) of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$422	$—	$753	$—

Other revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	—	1
Terminal Marine Services Agreement	—	—	1	1
Total other revenues—affiliate	—	—	1	2

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	—	1
Services Agreements	21	11	39	21
Total operating and maintenance expense—affiliate	21	11	39	22

General and administrative expense—affiliate
Services Agreements	23	21	45	43

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

Cheniere Investments, SPL and SPLNG entered into the terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. However, the revenue earned by SPLNG from the TUA Fees and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our Consolidated Financial Statements. We have guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three and six months ended June 30, 2017 and 2016, respectively, related to the Amended and Restated VCRA.

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

Services Agreements
As of June 30, 2017 and December 31, 2016, we had $40 million and $38 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

provided for under the SPLNG O&M Agreement. SPLNG pays a monthly fixed fee of $520,000 (indexed for inflation) under the SPLNG MSA.

SPL O&M Agreement

SPL has entered into an operation and maintenance agreement (the “SPL O&M Agreement”) with Cheniere Investments pursuant to which SPL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before each Train of the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of SPL, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After each Train is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, SPL is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, SPL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train. Cheniere Investments provides the services required under the SPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPL O&M Agreement are required to be remitted to such subsidiary.
SPL MSA

SPL has entered into a management services agreement (the “SPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the SPL O&M Agreement. The services include, among other services, exercising the day-to-day management of SPL’s affairs and business, managing SPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of SPL’s business and operations, entering into financial derivatives on SPL’s behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, SPL pays a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, SPL will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of $25 million in order to aid in their reconstruction efforts following Hurricane Rita, which SPLNG fulfilled in the first quarter of 2016. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of both June 30, 2017 and December 31, 2016, we had $25 million of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2017 and 2016.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—NET LOSS PER COMMON UNIT

Net loss per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On July 21, 2017, we declared a $0.425 distribution per common unit and the related distribution to our general partner to be paid on August 11, 2017 to unitholders of record as of August 1, 2017 for the period from April 1, 2017 to June 30, 2017.

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

The Class B units were issued at a discount to the market price of the common units into which they are convertible.  This discount, totaling $2,130 million, represents a beneficial conversion feature and is reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature is considered a dividend that will be distributed ratably with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortize the beneficial conversion feature through the mandatory conversion date of August 2017 for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units. We are amortizing using the effective yield method with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature is also included in earnings per unit for the three and six months ended June 30, 2017 and 2016. See Note 16—Subsequent Events for information regarding the subsequent conversion of the Class B units into common units.

Based on the capital structure as of June 30, 2017, the anticipated impact to the capital accounts in connection with the amortization of the beneficial conversion feature is as follows in 2017 (in millions):

Common Units	Class B Units	Subordinated Units
$(594)	$2,004	$(1,410)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss). We did not allocate earnings or losses for IDRs for the purpose of the two-class method earnings per unit calculation for any of the periods presented. The following table (in millions, except per unit data) provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the subordinated units and the general partner units for purposes of computing net loss per unit.

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units
Three Months Ended June 30, 2017
Net income	$46
Declared distributions	25	25	—	—	—
Amortization of beneficial conversion feature of Class B units	—	(237)	796	(559)	—
Assumed allocation of undistributed net income	$21	—	—	21	—
Assumed allocation of net income (loss)		$(212)	$796	$(538)	$—

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(3.71)		$(3.97)

Three Months Ended June 30, 2016
Net loss	$(100)
Declared distributions	25	25	—	—	—
Assumed allocation of undistributed net loss	$(125)	(37)	—	(86)	(2)
Assumed allocation of net loss		$(12)	$—	$(86)	$(2)

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(0.21)		$(0.64)

Six Months Ended June 30, 2017
Net income	$93
Declared distributions	50	49	—	—	1
Amortization of beneficial conversion feature of Class B units	—	(306)	1,030	(724)	—
Assumed allocation of undistributed net income	$43	—	—	43	—
Assumed allocation of net income (loss)		$(257)	$1,030	$(681)	$1

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(4.50)		$(5.03)

Six Months Ended June 30, 2016
Net loss	$(175)
Declared distributions	50	49	—	—	1
Assumed allocation of undistributed net loss	$(225)	(66)	—	(155)	(4)
Assumed allocation of net loss		$(17)	$—	$(155)	$(3)

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit		$(0.29)		$(1.14)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Revenues				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	46%	54%	50%	38%	38%	47%
Customer B	27%	—%	28%	—%	35%	50%
Customer C	13%	—%	*	—%	17%	—%

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$273	$100

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $266 million and $315 million as of June 30, 2017 and 2016, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Partnership as of June 30, 2017:

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

NOTE 16—SUBSEQUENT EVENTS

As of June 30, 2017, Cheniere Holdings and Blackstone CQP Holdco owned 45.3 million and 100.0 million, respectively, of our Class B units. On August 2, 2017, the Class B units held by Cheniere Holdings and Blackstone CQP Holdco mandatorily converted into our common units in accordance with the terms of our partnership agreement. Upon conversion of the Class B units, Cheniere Holdings, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere Holdings’ ownership is based on approximately 92.5 million converted common units, 135.4 million subordinated units and 12.0 million common units, and Blackstone CQP Holdco’s ownership is based on approximately 199.0 million converted common units, but excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

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

•
statements that we expect to commence or complete construction of our proposed LNG terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions or portions thereof, by certain dates, or at all;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•
Year to date, LNG from the Liquefaction Project has been delivered to 10 new countries. As of July 2017, LNG from the Liquefaction Project had reached 24 of the 40 LNG importing countries around the world.

Operational

•
SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017, and first LNG was achieved in July 2017.

•
In April 2017, we reached the milestone of 100 cumulative LNG cargoes exported from the Liquefaction Project. As of July 2017, more than 160 cumulative LNG cargoes had been exported from the Liquefaction Project.

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the Liquefaction Project.

•
In August 2017, the date of first commercial delivery was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC relating to Train 2 of the Liquefaction Project.

Financial

•
In February and March 2017, SPL issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), respectively. Net proceeds of the offerings of the 2037 SPL Senior Notes and 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to repay the outstanding borrowings under the credit facilities SPL entered into in June 2015 (the “2015 SPL Credit Facilities”) and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•	Fitch Ratings assigned SPL’s senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service upgraded SPL’s senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

Liquidity and Capital Resources

The following table (in millions) provides a summary of our liquidity position at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	1,277	358
CQP and cash held by guarantor subsidiaries	286	247
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	834	653
$2.8 billion 2016 CQP Credit Facilities (“2016 CQP Credit Facilities”)	190	195

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. We had $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities as of both June 30, 2017 and December 31, 2016, and we had $190 million and $195 million of available commitments and $50 million and $45 million aggregate amount of issued letters of credit as of June 30, 2017 and December 31, 2016, respectively.

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

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than (1) SPL and (2) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

See Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information regarding the 2016 CQP Credit Facilities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of June 30, 2017:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		99.0%		69.0%
Completion percentage of:
Engineering	100%		100%		99.9%
Procurement	100%		100%		96.6%
Subcontract work	100%		93.8%		48.5%
Construction	100%		99.0%		30.5%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2017, SPL has secured up to approximately 2,220 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.1 billion, respectively, reflecting amounts incurred under change orders through June 30, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the Liquefaction Project. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL commenced gaining access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During both the three and six months ended June 30, 2017, SPL recorded $8 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, we realized offsets to LNG terminal costs of $39 million and $128 million in the three months ended June 30, 2017 and 2016, respectively, and $163 million and $142 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	2,560	3,097
Letters of credit issued (3)	366	324
Available commitments under credit facilities (3)	834	2,295
Total capital resources from borrowings and available commitments	$17,410	$17,216

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

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. In February 2017, SPL issued the 2037 SPL Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities. In March 2017, SPL issued the 2028 SPL Senior Notes and SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2017 and December 31, 2016, SPL had $834 million and $653 million of available commitments, $366 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2017	2016
Operating cash flows	$324	$(98)
Investing cash flows	(898)	(1,263)
Financing cash flows	1,532	1,403

Net increase in cash, cash equivalents and restricted cash	958	42
Cash, cash equivalents and restricted cash—beginning of period	605	434
Cash, cash equivalents and restricted cash—end of period	$1,563	$476

Operating Cash Flows

Our operating cash flows increased from outflows of $98 million during the six months ended June 30, 2016 to inflows of $324 million during the six months ended June 30, 2017. The $422 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating between the periods. During the six months ended June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2017 and 2016 were $898 million and $1.3 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the six months ended June 30, 2016, we used $39 million primarily for payments to a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2017 were $1.5 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 SPL Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$50 million of distributions to unitholders.

Financing cash inflows during the six months ended June 30, 2016 were $1.4 billion, primarily as a result of:

•	$450 million of borrowings under the 2016 CQP Credit Facilities, which was entered into in February 2016 to prepay the $400 million CTPL Term Loan;

•	$1.3 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•	$140 million of borrowings and $155 million of repayments made under the SPL Working Capital Facility;

•	$70 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$50 million of distributions to unitholders.

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

In 2012 and 2013, we issued a new class of equity interests representing limited partner interests in us (“Class B units”), in connection with the development of the Liquefaction Project. The Class B units are not entitled to cash distributions, except in the event of our liquidation or a merger, consolidation or other combination of us with another person or the sale of all or substantially all of our assets. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco was 2.04 and 1.99, respectively, as of June 30, 2017. On August 2, 2017, the Class B units mandatorily converted into common units in accordance with the terms of the partnership agreement. See Note 16—Subsequent Events of our Notes to Consolidated Financial Statements for information regarding the subsequent conversion of the Class B units into common units.

Results of Operations

Our consolidated net income was $46 million, or $3.71 loss per common unit (basic and diluted), in the three months ended June 30, 2017, compared to a net loss of $100 million, or $0.21 loss per common unit (basic and diluted), in the three months ended June 30, 2016. This $146 million increase in net income in 2017 was primarily a result of increased income from operations and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net income was $93 million, or $4.50 loss per common unit (basic and diluted), in the six months ended June 30, 2017, compared to a net loss of $175 million, or $0.29 loss per common unit (basic and diluted), in the six months ended June 30, 2016. This $268 million increase in net income in 2017 was primarily a result of increased income from operations and decreased derivative loss, net, which were partially offset by increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2017	2016	Change	2017	2016	Change
LNG revenues	$503	$85	$418	$995	$85	$910
LNG revenues—affiliate	422	—	422	753	—	753
Regasification revenues	65	65	—	130	130	—
Other revenues	2	1	1	4	1	3
Other revenues—affiliate	—	—	—	1	2	(1)
Total revenues	$992	$151	$841	$1,883	$218	$1,665

Volumes recognized as revenues (in TBtu)	167	18	149	295	18	277

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. The increase in revenues for the three and six months ended June 30, 2017 from the comparable periods in 2016 was attributable to both the increased volume of LNG sold that was recognized as revenues, as well as increased revenues per MMBtu. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $39 million corresponding to 8 TBtu of LNG and $128 million corresponding to 31 TBtu of LNG in the three months ended June 30, 2017 and 2016, respectively, and $163 million corresponding to 26 TBtu of LNG and $142 million corresponding to 35 TBtu of LNG in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$577	$49	$528	$1,090	$53	$1,037
Operating and maintenance expense	82	24	58	132	42	90
Operating and maintenance expense—affiliate	21	11	10	39	22	17
Development expense	1	—	1	1	—	1
General and administrative expense	2	4	(2)	5	7	(2)
General and administrative expense—affiliate	23	21	2	45	43	2
Depreciation and amortization expense	86	29	57	152	48	104
Total operating costs and expenses	$792	$138	$654	$1,464	$215	$1,249

Our total operating costs and expenses increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of additional Trains that were operating between the periods. During the six months ended June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Cost of sales increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes TUA reservation charges as a result of the commencement of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to generally increase in the future, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$154	$72	$82	$284	$115	$169
Loss on early extinguishment of debt	—	27	(27)	42	28	14
Derivative loss, net	3	15	(12)	3	36	(33)
Other income	(3)	(1)	(2)	(3)	(1)	(2)
Total other expense	$154	$113	$41	$326	$178	$148

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $13.4 billion as of June 30, 2016 to $16.2 billion as of June 30, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the Liquefaction Project completed construction. For the three and six months ended June 30, 2017, we incurred $224 million and $435 million of total interest cost, respectively, of which we capitalized $70 million and $151 million, respectively, which was directly related to the construction of the Liquefaction Project. For the three and six months ended June 30, 2016, we incurred $205 million and $397 million of total interest cost, respectively, of which we capitalized $133 million and $282 million, respectively, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, and increased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Loss on early extinguishment of debt recognized during the six months ended June 30, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes. Loss on early extinguishment of debt recognized during the six months ended June 30, 2016 was primarily due to the $26 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in June 2016 in connection with the issuance of the 2026 SPL Senior Notes.

Derivative loss, net decreased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the six months ended June 30, 2017, the gain attributable to a relative increase in the long-term forward LIBOR curve during the period was offset by the $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 15—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$42	$2	$73	$6

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	13	5	13	6

ITEM 4.	CONTROLS AND PROCEDURES

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended June 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00057 Process Flare Provisional Sum Closeout, dated April 4, 2017 and (ii) the Change Order CO-00058 Louisiana Sales and Use Tax Provisional Sum Closeout, dated May 4, 2017 (Incorporated by reference to Exhibit 10.40 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Ingersoll Rand Vendor HAZOP Updates, dated April 4, 2017 and (ii) the Change Order CO-00036 Process Flare Provisional Sum Transfer, dated April 4, 2017 (Incorporated by reference to Exhibit 10.55 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	August 7, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2017	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)