Form 10-K
period 2017-12-31
Cheniere Energy Partners, L.P.
filed 2018-02-21
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File No. 001-33366
Cheniere Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-5913059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	NYSE American
(Title of Class)	(Name of each exchange on which registered)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $1.5 billion as of June 30, 2017.
The registrant had 348,619,292 common units and 135,383,831 subordinated units outstanding as of February 15, 2018.
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
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

•	statements regarding the Tax Cuts and Jobs Act; and

•	any other statements that relate to non-historical or future information.
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

General

We are a publicly traded Delaware limited partnership formed by Cheniere in 2006. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.3 to 4.6 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

The following diagram depicts our abbreviated capital structure as of December 31, 2017:

($ in millions)

Cheniere Partners
(NYSE MKT: American)
$1,500 Senior Notes due 2025 (5.250%)
$1,330 Credit Facilities
SPLNG
SPL
CTPL
$2,000 Senior Secured Notes due 2021 (5.625%)
$1,000 Senior Secured Notes due 2022 (6.250%)
$1,500 Senior Secured Notes due 2023 (5.625%)
$2,000 Senior Secured Notes due 2024 (5.750%)
$2,000 Senior Secured Notes due 2025 (5.625%)
$1,500 Senior Secured Notes due 2026 (5.875%)
$1,500 Senior Secured Notes due 2027 (5.000%)
$1,350 Senior Secured Notes due 2028 (4.200%)
$800 Senior Secured Notes due 2037 (5.000%)
$1,200 Working Capital Facility

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

•	achieving the date of first commercial delivery for our SPA customers;

•	safely, efficiently and reliably maintaining and operating our assets, including our Trains;

•	completing construction and commencing operation of Train 5 of the Liquefaction Project;

•	making LNG available to our long-term SPA customers to generate steady and reliable revenues and operating cash flows;

•	obtaining the requisite long-term commercial contracts and financing to reach a final investment decision (“FID”) regarding Train 6 of the Liquefaction Project;

•	further expanding and optimizing the Liquefaction Project by leveraging existing infrastructure; and

•
expanding our existing asset base through acquisitions from Cheniere or third parties or our own development of the Liquefaction Project or complementary businesses or assets such as other LNG facilities, midstream assets, natural gas storage assets and natural gas pipelines.

Our Business

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. The following table summarizes the status of Train 5 of the Liquefaction Project as of December 31, 2017:

Train 5
Overall project completion percentage	83.1%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	63.4%
Construction	62.1%
Date of expected substantial completion	1H 2019

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

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, SPL received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes SPL was authorized but unable to export during any portion of the initial 20-year export period of such order.

In January 2018, the DOE issued orders authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2018, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,511 Bcf/yr).

Customers

SPL has entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 through 5. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under SPL’s SPA with BG Gulf Coast LNG, LLC (“BG”), BG has contracted for volumes related to Trains 3 and 4 for which the obligation to make LNG available to BG is expected to commence approximately one year after the date of first commercial delivery for the respective Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.6 billion for Trains 1 through 3, increasing to $2.3 billion upon the date of first commercial delivery of Train 4 and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

The annual contracted cash flows from fixed fees of each buyer of LNG under SPL’s third-party SPAs that constitute more than 10% of SPL’s aggregate fixed fees under all its SPAs are:

•	approximately $720 million from BG, which is guaranteed by BG Energy Holdings Limited;

•	approximately $550 million from Korea Gas Corporation (“KOGAS”);

•	approximately $550 million from GAIL (India) Limited; and

•	approximately $450 million from Gas Natural Fenosa LNG GOM, Limited (“Gas Natural Fenosa”), which is guaranteed by Gas Natural SDG S.A.

SPL also has SPAs with Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A., and Centrica plc with annual aggregate fixed fees of approximately $590 million. In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

During the year ended December 31, 2017, revenues from external customers that were derived from domestic customers was $1.4 billion and from customers outside of the United States was $1.5 billion, of which $787 million and $666 million were from customers in Ireland and South Korea, respectively. During the year ended December 31, 2016, revenues from external customers that were derived from domestic customers was $677 million and from customers outside of the United States was $125 million. We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

During the year ended December 31, 2017, three customers, BG, Gas Natural Fenosa and KOGAS, individually accounted for more than 10% of our total third-party revenues at 39%, 27% and 23%, respectively. During the year ended December 31, 2016, one customer, BG, individually accounted for more than 10% of our total third-party revenues at 52%.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2017, SPL has secured up to approximately 2,214 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after May 2016. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the year ended December 31, 2017, SPL recorded $23 million as operating and maintenance expense under this partial TUA assignment agreement.

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

Federal Energy Regulatory Commission

The design, construction and operation of our liquefaction facilities, the export of LNG and the transportation of natural gas through the Creole Trail Pipeline are highly regulated activities. Under the Natural Gas Act of 1938, as amended (“NGA”), the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale in interstate commerce of natural gas for resale for ultimate consumption for domestic, commercial, industrial or any other use and to natural gas companies engaged in such transportation or sale. However, the FERC’s jurisdiction does not extend to the production, gathering, local distribution or export of natural gas.

 In general, the FERC’s authority to regulate interstate natural gas pipelines and the services that they provide includes:

•	rates and charges, and terms and conditions for natural gas transportation and related services;

•	the certification and construction of new facilities;

•	the extension and abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	the initiation and discontinuation of services; and

•	various other matters.

In addition, under the NGA, our pipelines are not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. The FERC has the authority to grant certificates allowing construction and operation of facilities used in interstate gas transportation and authorizing the provision of services.

In order to site, construct and operate the Sabine Pass LNG terminal, we received and are required to maintain authorizations from the FERC under Section 3 of the NGA as well as several other material governmental and regulatory approvals and permits. The Energy Policy Act of 2005 (the “EPAct”) amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in the EPAct, nothing in the EPAct is intended to affect otherwise applicable law related to any other federal or state agency’s authorities or responsibilities related to LNG terminals. The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review.

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

In order to construct, own, operate and maintain the Creole Trail Pipeline, CTPL received a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC’s approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, may be required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. In 2013, the FERC also approved CTPL’s application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 dekatherms per day (“Dthd”) of feed gas to the Liquefaction Project. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality (“LDEQ”) for the proposed modifications and, with subsequent final FERC clearance, construction was completed in 2015. In September 2013, we filed an application with the FERC for authorization to construct and operate an extension and expansion of the Creole Trail Pipeline and related facilities in order to deliver additional domestic natural gas supplies to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review.

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

Several other material governmental and regulatory approvals and permits will be required throughout the life of our Liquefaction Project. In addition, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses. To date, we have been able to obtain these approvals as needed and the need for these approvals has not materially affected our construction progress. Throughout the life of our LNG terminal and the Creole Trail Pipeline, we will be subject to regular reporting requirements to the FERC, the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities.

The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to $1.3 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation. In accordance with the EPAct, the FERC issued a final rule under the NGA making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement of material fact or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud or deceit upon any entity.

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which currently import LNG include Canada, Chile, Colombia, Dominican Republic, Israel, Jordan, Mexico, Singapore and South Korea. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

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
In May 2015, PHMSA issued a notice of proposed rulemaking proposing to amend gas pipeline safety regulations regarding plastic piping systems used in gas services, including the installation of plastic pipe used for gas transmission lines. The PHMSA has not finalized any of the regulations proposed in this notice.

In July 2015, PHMSA issued a notice of proposed rulemaking proposing to add a specific timeframe for operators’ notification of accidents or incidents, as well as amending the safety regulations regarding operator qualification requirements by expanding the requirements to include new construction and certain previously excluded operation and maintenance tasks, requiring a program effectiveness review and adding new recordkeeping requirements. In January 2017, PHMSA issued a final rule (effective as of March 24, 2017) adding a specific time frame for operators’ notification of accidents or incidents but delayed final action on the proposed operator qualification requirements until a later date.
In April 2016, the PHMSA issued a notice of proposed rulemaking addressing changes to the regulations governing the safety of gas transmission pipelines. Specifically, PHMSA is considering certain integrity management requirements for “moderate consequence areas,” requiring an integrity verification process for specific categories of pipelines, and mandating more explicit requirements for the integration of data from integrity assessments to an operator’s compliance procedures. The PHMSA is also considering whether to revise requirements for corrosion control and expanding the definition of regulated gathering lines. These notices of proposed rulemaking are still pending at the PHMSA. The PHMSA has not finalized any of the regulations proposed in this notice.

Natural Gas Pipeline Safety Act of 1968 (“NGPSA”)

Louisiana administers federal pipeline safety standards under the NGPSA, which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal sanctions.

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

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Sabine Pass LNG terminal are subject to additional federal permits, orders, approvals and consultations required by federal agencies, including the DOT, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

Three significant permits are the USACE Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit (the “Section 10/404 Permit”), the Clean Air Act Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”), of which the latter two permits are issued by the LDEQ.

The application for revision of the Sabine Pass LNG terminal’s Section 10/404 Permit to authorize construction of Trains 1 through 4 was submitted in January 2011. The process included a public comment period which commenced in March 2011 and closed in April 2011. The revised Section 10/404 Permit was received from the USACE in March 2012. A modification to the Section 10/404 Permit, to address wetlands impacted by the construction of Trains 5 and 6, was issued by the USACE in June 2015. The USACE acted in the capacity as a cooperating agency in the review process under the National Environmental Policy Act of 1969. In addition, a Section 10/404 Permit application is pending with respect to the expansion of the Creole Trail Pipeline. These permits will require us to provide mitigation to compensate for the wetlands impacted by the respective projects. The application to amend the Sabine Pass LNG terminal’s existing Title V and PSD Permits to authorize construction of Trains 1 through 4 was initially submitted in December 2010 and revised in March 2011. The process included a public comment period from June 2011 to August 2011 and a public hearing in August 2011. The final revised Title V and PSD Permits were issued by the LDEQ in December 2011. Although these permits are final, a petition with the EPA has been filed pursuant to the Clean Air Act requesting that the EPA object to the Title V Permit. The EPA has not ruled on this petition. In June 2012, SPL applied to the LDEQ for a further amendment to the Title V and PSD Permits to reflect proposed modifications to the Liquefaction Project that were filed with the FERC in October 2012. The LDEQ issued the amended PSD and Title V Permits in March 2013. These permits are final. In September 2013, SPL applied to the LDEQ for an amendment to its PSD and Title V Permits seeking approval to, among other things, construct and operate Trains 5 and 6. The LDEQ issued the amended PSD and Title V Permit in June 2015. These permits are final. In October 2016, SPL applied to the LDEQ for another amendment to its PSD and Title V Permits to reflect certain facility modifications, updated emissions and as-built capacity factors. The LDEQ issued the amended PSD and Title V Permits in September 2017. These permits are final.

CTPL was issued new Title V and PSD Permits for the proposed modifications to the Creole Trail Pipeline system by the LDEQ in November 2013.

In August 2014, the Sabine Pass LNG terminal’s existing wastewater discharge permit was modified by LDEQ to authorize the discharge of wastewaters from the liquefaction facilities. In December 2017, further modification of this permit was granted to include wastewaters generated with respect to the anticipated operations of Trains 5 and 6.

The Sabine Pass LNG terminal is subject to PHMSA safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the regulatory provisions of the Dodd-Frank Act. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its rulemakings through additional interpretations and supplemental rulemakings.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain physical commodity futures contracts and options thereon, as well as economically equivalent swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has re-proposed position limits rules that would modify and expand the applicability of limits on speculative positions in certain physical commodity futures contracts, and economically equivalent futures, options and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Pursuant to rules adopted by the CFTC, certain interest rate swaps and index credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate swaps in any other asset classes, including swaps relating to physical commodities, for mandatory clearing and trade execution, but could do so in the future. Although we expect to qualify for the end-user exception from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules, which, as to the collection of initial margin, are being phased in, do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

Under the Commodity Exchange Act as amended by the Dodd-Frank Act, the CFTC is directed generally to prevent manipulation of or fraud involving financial instruments, such as futures, options and swaps, on any commodity, including contracts for sale of physical commodities such as physical energy. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative, deceptive or fraudulent schemes or material misrepresentation in the futures, options, swaps and cash markets. In addition, separate from the Dodd-Frank Act, our use of futures and options on commodities is subject to the Commodity Exchange Act and CFTC regulations, as well as the rules of futures exchanges on which any of these instruments are executed. Should we violate any of these laws and regulations, we could be subject to a CFTC or an exchange enforcement action and material penalties, possibly resulting in changes in the rates we can charge. The Dodd-Frank Act’s swaps regulatory provisions and the related rules may adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, increase the costs of entering into and maintaining swaps, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary sources, including fuel combustion sources. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. The Obama Administration took several actions intended to limit GHG emissions, including regulating emissions from new and existing Electricity Generating Units (“EGUs”) and from new and modified oil and gas operations. The timing, extent and impact of these rules and other Obama Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. The October 2017 proposal does not include regulations to replace the Clean Power Plan and EPA stated in the October 2017 proposal that it has not determined whether it will issue replacement regulations to regulate GHG emissions from existing EGUs. Many of the Trump Administration’s efforts to rollback Obama Administration actions have been challenged in court.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Sabine Pass LNG terminal or the Creole Trail Pipeline may adversely affect a protected species or its habitat, we may be required to develop and follow a plan to avoid those impacts. In that case, siting, construction or operation may be delayed or restricted and cause us to incur increased costs.

Market Factors and Competition

The Liquefaction Project currently does not experience competition with respect to Trains 1 through 5. SPL has entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties that will utilize substantially all of the liquefaction capacity available from these Trains. Each customer will be required to pay an escalating fixed fee for its annual contract quantity even if it elects not to purchase any LNG from us.

If and when SPL needs to replace any existing SPA or enter into new SPAs, SPL will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently developing a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into nine fixed price, 20-year third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 19 trillion cubic feet (“Tcf”) between 2016 and 2025, with LNG’s share growing from about 10% currently to about 15% of the global gas market.  Wood Mackenzie forecasts that global demand for LNG will increase by 65%, from approximately 255 mtpa, or 12.2 Tcf, in 2016, to approximately 422 mtpa, or 20.3 Tcf, in 2025, and that LNG production from existing facilities and new facilities already under construction will be able to supply the market with approximately 386 mtpa in 2025, resulting in a market need for construction of additional facilities capable of producing an incremental 36.4 mtpa of LNG.  We believe Train 6 is competitive with new proposed projects globally and is well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  To date, we have contracted an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity for Trains 1 through 5 of the Liquefaction Project with third-party customers. As of January 31, 2018, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term, medium-term and short-term contracting of LNG from our terminal.

Subsidiaries

Our assets are generally held by or under our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2018, Cheniere and its subsidiaries had 1,230 full-time employees, including 455 employees who directly supported the Sabine Pass LNG terminal operations. See Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

Available Information

Our common units have been publicly traded since March 21, 2007 and are traded on the NYSE American under the symbol “CQP.” Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC under the Exchange Act of 1934, as amended (the “Exchange Act”). These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

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

Risks Relating to Our Financial Matters

Our existing level of cash resources and significant debt could cause us to have inadequate liquidity and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

As of December 31, 2017, we had zero cash and cash equivalents, $1.6 billion of current restricted cash and $16.2 billion of total debt outstanding on a consolidated basis (before debt discounts, debt premiums and unamortized debt issuance costs), excluding $750 million aggregate outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Sabine Pass LNG terminal and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities (the “2016 CQP Credit Facilities”) to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We have not been profitable historically. We may not achieve profitability or generate positive operating cash flow in the future.

We had net income of $490 million for the year ended December 31, 2017 and net losses of $171 million and $319 million for the years ended December 31, 2016 and 2015, respectively. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues, or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

We will continue to incur significant capital and operating expenditures while we develop and construct the Liquefaction Project. Any delays beyond the expected development period for our Trains could cause, and could increase the level of, our operating losses. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate any significant positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete and operate the applicable Train.

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

The provisions of the Dodd-Frank Act and the rules adopted and to be adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminals and to secure natural gas feedstock for our Liquefaction Project.

The CFTC has re-proposed position limits rules that would modify and expand the applicability of position limits on the amounts of certain speculative futures contracts, as well as economically equivalent options, futures and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging positions and other types of transactions. The CFTC also has adopted final rules regarding aggregation of positions that apply to futures on agricultural commodities, under which a party that controls the trading for the account of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions in all such controlled accounts and of all such controlled or owned parties with their own positions for purposes of determining compliance with position limits rules unless an exemption applies. To the extent the revised CFTC position limits proposal becomes final, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms or exchanges. The CFTC has designated certain interest rate swaps and index credit default swaps for mandatory clearing, but has not yet proposed rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require certain market participants to collect and post initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. Although we believe we will not be required to post margin with respect to any uncleared swaps we enter into in the future, were we required to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, contractually require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

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

In making our investment decisions for the Liquefaction Project, we have relied on several economic development programs in Louisiana, including Industrial Tax Exemption (“ITE”) contracts.  If we were to lose significant tax incentives through the economic development programs or if the ITE contracts were declared void, the loss of such tax incentives and/or exemptions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

SPL has utilized the ITE program, which is available for a “new” manufacturing establishment or an “addition” to an existing manufacturing establishment.  SPL has entered into a total of nine ITE contracts, which exempt from ad valorem property taxes all of SPL’s assets when placed in service.

On October 12, 2016, a lawsuit was filed by JMCB, LLC (“JMCB”) against SPL, the Louisiana Department of Economic Development (“LED”) and the Louisiana Board of Commerce and Industry (“BCI”) (the “Pending Matter”).  In the Pending Matter, JMCB contends that one of SPL’s ITE contracts should be declared an improper and unauthorized act of BCI.  JMCB asks the court to declare the contract null and void and without legal effect.  JMCB’s petition is filed as a class action that seeks declaratory relief for all similarly situated taxpayers in Cameron Parish and for the governmental agencies that would have received the ad valorem property taxes, but for the ITE contract.  SPL believes that the likelihood that the resolution of the Pending Matter will have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity or prospects is remote.  If we do not prevail in the Pending Matter, the loss of such tax exemption could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Risks Relating to Our Business

Operation of the Sabine Pass LNG terminal, the Liquefaction Project, the Creole Trail Pipeline and other facilities that we may construct involves significant risks.

As more fully discussed in these Risk Factors, the Sabine Pass LNG terminal, the Liquefaction Project, the Creole Trail Pipeline and our other existing and proposed LNG facilities face operational risks, including the following:

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

It will take several years to construct the Liquefaction Project, and even if successfully constructed, the Liquefaction Project would be subject to the operating risks described herein. Accordingly, there are many risks associated with the Liquefaction Project, and if we are not successful in implementing our business strategy, we may not be able to generate cash flows, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the completion of one or more Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of the Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give Bechtel the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. We do not have any prior experience in constructing liquefaction facilities, and other than Trains 1 through 4 of the Liquefaction Project, as of January 2018, no liquefaction facilities have been constructed and placed in service in the United States in over 40 years. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

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
Delays in the completion of one or more Trains could lead to reduced revenues or termination of one or more of the SPAs by our customers.

Any delay in completion of a Train could cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. In particular, each of our SPAs provides that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

In September 2008, Hurricane Ike struck the Texas and Louisiana coasts, and the Sabine Pass LNG terminal experienced minor damage. In August 2017, Hurricane Harvey struck the Texas and Louisiana coasts, and the Sabine Pass LNG terminal experienced a temporary suspension in construction and LNG loading operations.

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

The design, construction and operation of interstate natural gas pipelines, LNG terminals, including the Liquefaction Project, and other facilities, and the import and export of LNG and the transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG. Although the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of six Trains and related facilities and Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional approvals in conjunction with ongoing construction and operations of the Liquefaction Project and the operations of the Creole Trail Pipeline. We will be required to obtain similar approvals and permits with respect to any expansion or modification of our liquefaction and pipeline facilities. We cannot control the outcome of the FERC’s or the DOE’s review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in our projects. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our general partner’s senior management or other key personnel could affect our business results.

As of January 31, 2018, Cheniere and its subsidiaries had 1,230 full-time employees, including 455 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal, the Creole Trail Pipeline and construction of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Sabine Pass LNG terminal. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Cheniere Investments has entered into an amended and restated variable capacity rights agreement (the “Amended and Restated VCRA”) with Cheniere Marketing, under which Cheniere Marketing will be able to derive economic benefits to the extent it assists Cheniere Investments in commercializing Cheniere Investments’ access to capacity at the Sabine Pass LNG terminal through its agreement with SPL, which has a TUA with SPLNG. In addition, Cheniere Marketing has entered into an SPA to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently developing and constructing a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into nine long-term third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6.

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

If third-party pipelines and other facilities interconnected to our pipelines and facilities are or become unavailable to transport natural gas, this could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third-party pipelines and other facilities that will provide gas delivery options to the Liquefaction Project and to and from the Creole Trail Pipeline. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our SPA obligations and continue shipping natural gas from producing regions or to end markets could be restricted, thereby reducing our revenues, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The construction and operation of the Sabine Pass LNG terminal and the Creole Trail Pipeline are, and will be, subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment and natural resources; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain environmental laws and regulations authorize regulators having jurisdiction over the Sabine Pass LNG terminal to issue compliance orders, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. In March 2017, President Trump directed EPA via Executive Order to review and determine whether it is appropriate to revise or rescind the Clean Power Plan. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. The October 2017 proposal does not include regulations to replace the Clean Power Plan and EPA stated in the October 2017 proposal that it has not determined whether it will issue replacement regulations to regulate GHG emissions from existing EGUs. The Trump Administration announced in June 2017 that the United States would withdraw from the Paris Accord, an international agreement within the United Nations Framework Convention on Climate Change under which the Obama Administration committed the United States to reducing its economy-wide GHG emission by 26-28% below 2005 levels by 2025. Other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs. Such initiatives, including a future replacement rule for the Clean Power Plan could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

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

In addition, as a natural gas market participant, should CTPL fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, CTPL could be subject to substantial penalties and fines. Under the EPAct, the FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1.3 million per day for each violation.
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

The PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As an operator, CTPL is required to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventative and mitigating actions.
CTPL is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should CTPL fail to comply with the Federal Office of Pipeline Safety’s rules and related regulations and orders, CTPL could be subject to significant penalties and fines.

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

Substantially all of our anticipated revenue in 2018 will be dependent upon one facility, the Sabine Pass LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, including the related pipeline, or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

We historically paid the initial quarterly distribution of $0.425 on each of our common units and the related distribution on the general partner units, and did not pay any distributions on the subordinated units. For the quarters ended September 30, 2017 and December 31, 2017, we paid a distribution of $0.44 and declared a distribution of $0.50, respectively, on each of our common and subordinated units and the related distribution on the general partner units. For the quarter ended December 31, 2017 we also declared a related distribution to the holder of our incentive distribution rights (“IDRs”). As of December 31, 2017, we had 348.6 million common units outstanding. The aggregate initial quarterly distribution on these common units and the related general partner units was approximately $99 million per year. For the year ended December 31, 2017, we paid distributions of $294 million on these common units and the related general partner units including distributions to the holder of our subordinated units.

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
In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•
the restrictions contained in our debt agreements and our debt service requirements, including our ability to pay distributions under our 2016 CQP Credit Facilities and the ability of SPL to pay distributions to us under its working capital facility and senior notes;

•	the costs and capital requirements of acquisitions, if any;

•	fluctuations in our working capital needs;

•	our ability to borrow for working capital or other purposes; and

•	the amount, if any, of cash reserves established by our general partner.
We may not be successful in our efforts to maintain or increase our cash available for distribution to cover the distributions on our units. Any reductions in distributions to our unitholders because of a shortfall in cash flow or other events could result in a decrease of the quarterly distribution on our common units below the initial quarterly distribution. Any portion of the initial quarterly distribution that is not distributed on our common units will accrue and be paid to the common unitholders in accordance with our partnership agreement, if at all.

We will need to refinance, extend or otherwise satisfy our substantial indebtedness, and principal amortization or other terms of our future indebtedness could limit our ability to pay or increase distributions to our unitholders.

As of December 31, 2017, we had $16.2 billion of total consolidated indebtedness (before debt discounts, debt premiums and unamortized debt issuance costs). We anticipate incurring additional consolidated indebtedness in the future, including the issuance of additional notes by us or our subsidiaries, including SPL. Any additional indebtedness incurred could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness. Approximately $1.1 billion of our indebtedness will mature in 2020, $2.0 billion will mature in 2021, $1.0 billion will mature in 2022, $11.3 billion will mature between 2023 and 2028 and $0.8 billion will mature in 2037. We are not generally required to make principal payments on any of our long-term indebtedness prior to maturity other than our 2016 CQP Credit Facilities. Our ability to refinance, extend or otherwise satisfy our indebtedness, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend, among other things, on our then contracted or otherwise anticipated future cash flows available for debt service. SPLNG's TUAs with Total and Chevron will expire in 2029 unless extended. SPL’s SPA with BG will expire in 2036 unless extended and SPL’s SPAs with Gas Natural Fenosa and KOGAS will expire in 2037 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness. If we are unable to refinance, extend or otherwise satisfy our debt as it matures, that would have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our subsidiaries may be restricted under the terms of their indebtedness from making distributions to us under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders and could materially and adversely affect the market price of our common units.

The agreements governing our indebtedness restrict payments that our subsidiaries can make to us in certain events and limit the indebtedness that our subsidiaries can incur. For example, SPL is restricted from making distributions under the agreements governing its indebtedness generally until, among other requirements, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

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

The amount of cash that we will have available for distributions will depend primarily on our cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income. Any reduction in the amount of cash available for distributions could impact our ability to pay quarterly distributions to our unitholders.

We may not be able to maintain or increase the distributions on our common and subordinated units unless we are able to make accretive acquisitions or implement accretive capital expansion projects, which may require us to obtain one or more sources of funding.

We may not be able to make accretive acquisitions or implement accretive capital expansion projects, including our liquefaction facilities, that would result in sufficient cash flow to allow us to maintain or increase common and subordinated unitholder distributions. To fund acquisitions or capital expansion projects, we will need to pursue a variety of sources of funding, including debt and/or equity financings. Our ability to obtain these or other types of financing will depend, in part, on factors beyond our control, such as our ability to obtain commitments from users of the facilities to be acquired or constructed, the status of various debt and equity markets at the time financing is sought and such markets’ view of our industry and prospects at such time. Any restrictive lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain such financing at all. Accordingly, we may not be able to obtain financing for acquisitions or capital expansion projects on terms that are acceptable to us, if at all.

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

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its liquefaction project at Corpus Christi, Texas, its pipelines or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets, other than, in certain circumstances under an investors rights agreement with Blackstone CQP Holdco, its liquefaction project at Corpus Christi, Texas. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, they may take advantage of such opportunities themselves and they may enter into commercial arrangements with respect to the liquefaction project at Corpus Christi, Texas that might otherwise have been entered into with respect to Train 6. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

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

The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units (including any units owned by our general partner and its affiliates), voting together as a single class is required to remove our general partner. An affiliate of Cheniere owns 48.6% of our outstanding common units and subordinated units, but it is contractually prohibited from voting our units that it holds in favor of the removal of our general partner. If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

The market price of our common units has historically experienced and may continue to experience volatility. For example, during the three-year period ended December 31, 2017, the market price of our common units ranged between $19.22 and $34.55. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

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

Affiliates of our general partner or affiliates of Blackstone may sell limited partner units, which sales could have an adverse impact on the trading price of our common units.

Sales by us or any of our affiliated unitholders or affiliates of Blackstone of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Cheniere Holdings owns 104,488,671 common units and 135,383,831 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. We filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates. Any sales of these units could have an adverse impact on the price of our common units.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships or an investment in our common units. Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended, recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We do not believe the final Treasury Regulations affect our ability to be treated as a partnership for federal income tax purposes.

In addition, the Tax Cuts and Jobs Act (the “TCJA”) enacted December 22, 2017, makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The TCJA is complex and lacks administrative guidance, thus, the impact of certain aspects of its provisions on us or an investment in our common units is currently unclear. Unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in our common units.

Any changes to the U.S. federal income tax laws and interpretations thereof (including administrative guidance relating to the TCJA) may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes or otherwise adversely affect us. We are unable to predict whether any changes, or other proposals, will ultimately be enacted. Any such changes or interpretations thereof could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred.  Although final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case we may either pay the taxes directly to the IRS or elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes. If we bear such payment our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. Any interest disallowed may be carried forward and deducted in future years by the unitholder from his share of our “excess taxable income,” which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for such future taxable year, subject to certain restrictions.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our common units will generally be considered to be “effectively connected” with a U.S. trade or business and subject to U.S. federal income tax. Additionally, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate.

The TCJA imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or disposition of common units. The IRS has temporarily suspended the application of the withholding requirements on sales of publicly traded interests, including our common units, pending promulgation of regulations or other guidance. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult with their tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing and loaning their common units.

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

PHMSA Matter

In February 2018, PHMSA issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal.  These two tanks have been taken out of operational service while we undergo analysis, repair and remediation pursuant to the CAO. We are working with PHMSA and other appropriate regulatory authorities to resolve the matters identified in the CAO.  We do not expect that the CAO and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE American under the symbol “CQP” commencing with our initial public offering on March 21, 2007. The table below presents the high and low sales prices per common unit, as reported by the NYSE American, and cash distributions to common unitholders for each quarter during 2017 and 2016.

	High	Low	Cash Distributions Per Common Unit (1)	Cash Distributions Per Subordinated Unit	Cash Distributions Per Class B Unit (2)
2017
First Quarter	$33.33	$27.92	$0.425	$—	$—
Second Quarter	33.47	29.91	0.425	—	—
Third Quarter	32.61	26.41	0.440	0.440	—
Fourth Quarter (3)	29.88	26.68	0.500	0.500	—

2016
First Quarter	$30.78	$19.22	$0.425	$—	$—
Second Quarter	31.49	26.82	0.425	—	—
Third Quarter	30.12	25.87	0.425	—	—
Fourth Quarter	29.87	25.97	0.425	—	—

(1)	We also paid cash distributions to our general partner, with respect to its 2% general partner interest.

(2)	Class B units were not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of our assets).

(3)	We also paid cash distributions on the IDRs held by the general partner.

A distribution for the quarter ended December 31, 2017 of $0.50 per common and subordinated unit was paid on February 14, 2018. In addition, we paid cash distributions to our general partner with respect to its 2% general partner interest and on the IDRs held by the general partner.

As of February 15, 2018, we had 348.6 million common units outstanding held by approximately 10 record owners.

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

Upon the closing of our initial public offering, Cheniere received 135.4 million subordinated units. On August 2, 2017, the 45.3 million Class B units held by Cheniere Holdings and 100.0 million Class B units held by Blackstone CQP Holdco mandatorily converted into common units in accordance with the terms of our partnership agreement. Below is a description of our cash distribution policy regarding common and subordinated units. References therein to “unitholders” made in the context of the recipients of quarterly cash distributions refer to our common unitholders and subordinated unitholders.

Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere Holdings owns all of the 135.4 million subordinated units, representing 28.0% of the limited partner interests in us as of December 31, 2017. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

As a result of the assignment of Cheniere Marketing’s TUA to Cheniere Investments, effective July 1, 2010, our available cash for distributions was reduced. Therefore, we did not pay distributions on our subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions with respect to the quarter ended September 30, 2017.

Definition of Subordination Period
The subordination period will extend until the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and any other outstanding units that are senior or equal in right of distribution to the subordinated units equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units during those periods on a fully diluted basis; and

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

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the initial quarterly distribution on the common units will be extinguished; and

•	the general partner will have the right to convert its general partner units and its IDRs into common units or to receive cash in exchange for those interests.
Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
in connection with distributions of available cash from operating surplus, the amount of such distributions constituting “contracted adjusted operating surplus” (as defined below) on each outstanding common unit, subordinated unit and any other outstanding unit that is senior or equal in right of distribution to the subordinated units equaled or exceeded $0.638 (150% of the initial quarterly distribution) for each quarter in the four-quarter period immediately preceding that date;

•
the contracted adjusted operating surplus generated during each quarter in the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $0.638 (150% of the initial quarterly distribution) on all of the outstanding common units, subordinated units, general partner units, any other units that are senior or equal in right of distribution to the subordinated units, and any other equity securities that are junior to the subordinated units that the board of directors of our general partner deems to be appropriate for the calculation, after consultation with management of our general partner, on a fully diluted basis; and

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

General Partner Units and Incentive Distribution Rights

IDRs represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus in excess of the initial quarterly distribution. Our general partner currently holds the IDRs but may transfer these rights separately from its general partner interest.

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

Selected financial data set forth below are derived from our audited Consolidated Financial Statements for the periods indicated (in millions, except per unit data). The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues (including transactions with affiliates)	$4,304	$1,100	$270	$269	$268
Income (loss) from operations	1,156	250	3	1	(32)
Interest expense, net of capitalized interest	(614)	(357)	(185)	(177)	(178)
Net income (loss)	490	(171)	(319)	(410)	(258)
Net loss per common unit	$(1.32)	$(0.20)	$(0.43)	$(0.89)	$(0.03)
Weighted average units outstanding	178.5	57.1	57.1	57.1	54.2

	December 31,
	2017	2016	2015	2014	2013
Property, plant and equipment, net	$15,139	$14,158	$11,932	$8,978	$6,384
Total assets	17,553	15,542	12,833	10,247	8,414
Current debt, net	—	224	1,673	—	—
Long-term debt, net	16,046	14,209	10,018	8,851	6,474

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.3 to 4.6 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-K include the following:
Operational

•
To date, approximately 300 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project, with over 200 cargoes in 2017 alone, with deliveries completed to 25 countries and regions worldwide.

•
SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017, and substantial completion was achieved in October 2017.

Financial

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the Liquefaction Project.

•
In August 2017, the date of first commercial delivery relating to Train 2 of the Liquefaction Project was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC (“BG”).

•
In February and March 2017, SPL issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), respectively. Net proceeds of the offerings of the 2037 SPL Senior Notes and 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to prepay the outstanding borrowings under the credit facilities SPL entered into in June 2015 (the “2015 SPL Credit Facilities”) and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•
In September 2017, we issued an aggregate principal amount of $1.5 billion of 5.250% Senior Notes due 2025 (“the 2025 CQP Senior Notes”). Net proceeds of the offering of approximately $1.5 billion, after deducting commissions, fees and expenses, were used to prepay a portion of the outstanding indebtedness under our credit facilities (the “2016 CQP Credit Facilities”).

•	Fitch Ratings (“Fitch”) assigned SPL’s senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service (“Moody’s”) upgraded SPL’s senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

•	In September 2017, Moody’s, S&P Global Ratings and Fitch assigned ratings of Ba2 / BB / BB, respectively to the 2025 CQP Senior Notes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	544	358
CQP and cash held by guarantor subsidiaries	1,045	247
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	470	653
2016 CQP Credit Facilities	220	195

For additional information regarding our debt agreements, see Note 11—Debt of our Notes to Consolidated Financial Statements.

2025 CQP Senior Notes

In September 2017, we issued an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing the release of its guarantee, Sabine Pass LNG-LP, LLC (collectively, the “CQP Guarantors”). Net proceeds of the offering of approximately $1.5 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay a portion of the outstanding indebtedness under the 2016 CQP Credit Facilities.

The 2025 CQP Senior Notes are governed by an indenture (the “CQP Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020, we may redeem all or a part of the 2025 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the CQP Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025, redeem the 2025 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the CQP Indenture.

The 2025 CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. The 2025 CQP Senior Notes will be secured alongside the 2016 CQP Credit Facilities on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2016 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2016 CQP Credit Facilities). The liens securing the 2025 CQP Senior Notes would be released if (1) the aggregate principal amount of all indebtedness then outstanding under the term loans under the 2016 CQP Credit Facilities secured by such liens does not exceed $1.0 billion and (2) the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the 2025 CQP Senior Notes or any other series of notes issued under the CQP Indenture) outstanding at any one time, together with all Attributable Indebtedness (as defined in the CQP Indenture) from sale-leaseback transactions (subject to certain exceptions), does not exceed the greater of (1) $1.5 billion and (2) 10% of net tangible assets. Upon the release of the liens securing the 2025 CQP Senior Notes, the limitation on liens covenant under the CQP Indenture will continue to govern the incurrence of liens by us and the CQP Guarantors.

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG (the “SPLNG Senior Notes”) in November 2016, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017, we issued the 2025 CQP Senior Notes and the net proceeds were used to prepay $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities. As of December 31, 2017 and 2016, we had $220 million and $195 million of available commitments, $20 million and $45 million aggregate amount of issued letters of credit and $1.1 billion and $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities, respectively.

The 2016 CQP Credit Facilities mature on February 25, 2020, with principal payments due quarterly commencing on March 31, 2019. The outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit our ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the terms of the 2016 CQP Credit Facilities, we are required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than (1) SPL and (2) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. The following table summarizes the status of Train 5 of the Liquefaction Project as of December 31, 2017:

Train 5
Overall project completion percentage	83.1%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	63.4%
Construction	62.1%
Date of expected substantial completion	1H 2019

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

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, SPL received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes SPL was authorized but unable to export during any portion of the initial 20-year export period of such order.

In January 2018, the DOE issued orders authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2018, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,511 Bcf/yr).

Customers

SPL has entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 through 5. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

Under SPL’s SPA with BG, BG has contracted for volumes related to Trains 3 and 4 for which the obligation to make LNG available to BG is expected to commence approximately one year after the date of first commercial delivery for the respective Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.6 billion for Trains 1 through 3, increasing to $2.3 billion upon the date of first commercial delivery of Train 4 and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2017, SPL has secured up to approximately 2,214 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision (“FID”) to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after May 2016. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the year ended December 31, 2017, SPL recorded $23 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $301 million and $201 million in the years ended December 31, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Senior notes (1)	$15,151	$11,500
Credit facilities outstanding balance (2)	1,090	3,097
Letters of credit issued (3)	730	324
Available commitments under credit facilities (3)	470	2,295
Total capital resources from borrowings and available commitments	$17,441	$17,216

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”), 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 2028 SPL Senior Notes and 2037 SPL Senior Notes (collectively, the “SPL Senior Notes”) and our 2025 CQP Senior Notes.

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

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 11—Debt of our Notes to Consolidated Financial Statements.

SPL Senior Notes

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

Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025.

2015 SPL Credit Facilities
In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. In February 2017, SPL issued the 2037 SPL Senior Notes and a portion of the net proceeds was used to prepay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities. In March 2017, SPL issued the 2028 SPL Senior Notes and SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of December 31, 2017 and 2016, SPL had $470 million and $653 million of available commitments, $730 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Restrictive Debt Covenants

As of December 31, 2017, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2017, 2016 and 2015 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2017	2016	2015
Operating cash flows	$977	$—	$(171)
Investing cash flows	(1,290)	(2,353)	(2,975)
Financing cash flows	1,297	2,524	2,591

Net increase (decrease) in cash, cash equivalents and restricted cash	984	171	(555)
Cash, cash equivalents and restricted cash—beginning of period	605	434	989
Cash, cash equivalents and restricted cash—end of period	$1,589	$605	$434

Operating Cash Flows

Our operating cash flows during the years ended December 31, 2017, 2016 and 2015 were an inflow of $977 million, $0 million and an outflow of $171 million, respectively. The $977 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2017. During the year ended December 31, 2017, Trains 1 and 2 were operating for twelve months and Train 3 and Train 4 were operating for nine and three months, respectively, whereas in 2016, Train 1 was operating for seven months and Train 2 was operating for less than four months. The decrease in operating cash outflows in 2016 compared to 2015 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project.

Investing Cash Flows

Investing cash outflows during the years ended December 31, 2017, 2016 and 2015 were $1.3 billion, $2.4 billion and $3.0 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the years ended December 31, 2016 and 2015, we used $38 million and $62 million, respectively, primarily for payments to a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the year ended December 31, 2017 were $1.3 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and $369 million of repayments made under the 2015 SPL Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$50 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$294 million of distributions to unitholders.

Financing cash inflows during the year ended December 31, 2016 were $2.5 billion, primarily as a result of:

•	$2.6 billion of borrowings under the 2016 CQP Credit Facilities used to prepay the $400 million CTPL Term Loan and redeem and repay $2.1 billion of the SPLNG Senior Notes;

•	$2.0 billion of borrowings under the 2015 SPL Credit Facilities;

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

•	$474 million of borrowings and $265 million of repayments made under the SPL Working Capital Facility;

•	$115 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$14 million of debt extinguishment costs paid in connection with redemptions and prepayments of outstanding borrowings; and

•	$99 million of distributions to unitholders.

Financing cash inflows during the year ended December 31, 2015 were $2.6 billion, primarily as a result of:

•	$860 million of borrowings under the 2015 SPL Credit Facilities;

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes in March 2015;

•	$170 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$99 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. Prior to the conversion of our Cheniere Partners Class B units on August 2, 2017 in accordance with the terms of our Partnership Agreement, we have declared and paid a quarterly $0.425 distribution per common unit and the related distribution to our general partner of $24 million and $0.5 million, respectively. On October 24, 2017, we declared a $0.44 distribution per common unit and subordinated unit of $153 million and $60 million, respectively, and the related distribution to our general partner of $4 million, which was paid on November 14, 2017 to unitholders of record for the period from July 1, 2017 to September 30, 2017.

On January 23, 2018, we declared a $0.50 distribution per common unit and subordinated unit and the related distribution to our general partner, which was paid on February 14, 2018 to unitholders of record as of February 2, 2018 for the period from October 1, 2017 to December 31, 2017.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2017 (in millions):

	Payments Due By Period (1)
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Debt (2)	$16,240	$—	$1,090	$3,000	$12,150
Interest payments (2)	5,963	887	1,742	1,386	1,948
Construction obligations (3)	372	293	79	—	—
Purchase obligations (4)	7,718	2,308	2,924	1,317	1,169
Operating lease obligations (5)	55	2	5	4	44
Obligations to affiliates (6)	802	45	90	90	577
Total	$31,150	$3,535	$5,930	$5,797	$15,888

(1)	Agreements in force as of December 31, 2017 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2017.

(2)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2017. See Note 11—Debt of our Notes to Consolidated Financial Statements.

(3)
Construction obligations relate to the EPC contract for Train 5 of the Liquefaction Project. The estimated remaining cost pursuant to our EPC contracts as of December 31, 2017 is included. A discussion of these obligations can be found at Note 15—Commitments and Contingencies of our Notes to Consolidated Financial Statements.

(4)
Purchase obligations consist of contracts for which conditions precedent have been met, and primarily relate to natural gas supply, transportation and storage services for the Liquefaction Project. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly.

(5)
Operating lease obligations primarily relate to land sites related to the Sabine Pass LNG terminal. A discussion of these obligations can be found in Note 14—Leases of our Notes to Consolidated Financial Statements.

(6)
Obligations arising through intercompany service agreements include only fixed fees and do not include variable fees. A discussion of these obligations can be found in Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements.

In addition, in the ordinary course of business, we maintain letters of credit and have certain cash restricted in support of certain performance obligations of our subsidiaries. As of December 31, 2017, we had $750 million aggregate amount of issued letters of credit under our credit facilities and $1.6 billion of current and non-current restricted cash. For more information, see Note 4—Restricted Cash of our Notes to Consolidated Financial Statements.

Results of Operations

Our consolidated net income was $490 million, or $1.32 loss per common unit (basic and diluted), in the year ended December 31, 2017, compared to a net loss of $171 million, or $0.20 loss per common unit (basic and diluted), in the year ended December 31, 2016. This $661 million increase in net income in 2017 was primarily a result of increased income from operations, which was partially offset by increased interest expense, net of amounts capitalized.

In August 2017, Hurricane Harvey struck the Texas and Louisiana coasts, and the Sabine Pass LNG terminal experienced a temporary suspension in construction and LNG loading operations. The terminal did not sustain significant damage, and the effects of Hurricane Harvey did not have a material impact on our Consolidated Financial Statements.

Our consolidated net loss was $319 million, or $0.43 per share (basic and diluted), in the year ended December 31, 2015. This $148 million decrease in net loss in 2016 compared to 2015 was primarily a result of increased income from operations, decreased derivative loss, net and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Year Ended December 31,
(in millions, except volumes)	2017	2016	Change	2015	Change
LNG revenues	$2,635	$539	$2,096	$—	$539
LNG revenues—affiliate	1,389	294	1,095	—	294
Regasification revenues	260	259	1	259	—
Other revenues	20	4	16	7	(3)
Other revenues—affiliate	—	4	(4)	4	—
Total revenues	$4,304	$1,100	$3,204	$270	$830

LNG volumes recognized as revenues (in TBtu)	684	151	533	—	151

2017 vs. 2016 and 2016 vs. 2015

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. The increase in revenues for each of the years was attributable to both the increased volume of LNG sold that was recognized as revenues following the achievement of substantial completion of these Trains, as well as increased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 5 becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $301 million corresponding to 51 TBtu of LNG and $201 million corresponding to 45 TBtu of LNG in the years ended December 31, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2017	2016	Change	2015	Change
Cost (cost recovery) of sales	$2,320	$410	$1,910	$(31)	$441
Cost of sales—affiliate	—	2	(2)	—	2
Operating and maintenance expense	292	127	165	62	65
Operating and maintenance expense—affiliate	100	52	48	29	23
Development expense	3	—	3	3	(3)
Development expense—affiliate	—	—	—	1	(1)
General and administrative expense	12	13	(1)	15	(2)
General and administrative expense—affiliate	80	90	(10)	122	(32)
Depreciation and amortization expense	339	156	183	66	90
Other	2	—	2	—	—
Total operating costs and expenses	$3,148	$850	$2,298	$267	$583

2017 vs. 2016

Our total operating costs and expenses increased during the year ended December 31, 2017 from the year ended 2016, primarily as a result of additional Trains that were operating between the periods. During the year ended December 31, 2017, Trains 1 and 2 were operating for twelve months and Train 3 and Train 4 were operating for nine and three months, respectively, whereas in 2016, Train 1 was operating for seven months and Train 2 was operating for less than four months.

Cost of sales increased during the year ended December 31, 2017 from the year ended 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the year ended December 31, 2017 from the year ended 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the year ended December 31, 2017 from the year ended 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the year ended December 31, 2017 from the year ended 2016 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes TUA reservation charges as a result of the commencement of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the year ended December 31, 2017 from the year ended 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

2016 vs. 2015

Our total operating costs and expenses increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively.

Cost of sales increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project compared to a cost recovery recognized during the year ended December 31, 2015. This cost recovery was due to a $32 million increase in fair value for our natural gas supply contracts recorded for the period, which we recognized following the completion and placement into service of modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas supply contracts. Similarly, during the year ended December 31, 2016, we recognized a $68 million increase in fair value of a natural gas supply contract due to the satisfaction of conditions precedent, including completion of relevant pipeline infrastructure, for that contract.

Operating and maintenance expense increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project. Depreciation and amortization expense increased during the year ended December 31, 2016 as we began depreciation of our assets related to Trains 1 and 2 of the Liquefaction Project upon reaching substantial completion.

Partially offsetting the increases above was a decrease in SG&A expense—affiliate, which was primarily due to a decrease in the amount payable under our service agreements with affiliates and a reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project. Development expense decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an FID made on Train 5 of the Liquefaction Project in June 2015.

Other expense (income)

	Year Ended December 31,
(in millions)	2017	2016	Change	2015	Change
Interest expense, net of capitalized interest	$614	$357	$257	$185	$172
Loss on early extinguishment of debt	67	72	(5)	96	(24)
Derivative loss (gain), net	(4)	(6)	2	42	(48)
Other income	(11)	(2)	(9)	(1)	(1)
Total other expense	$666	$421	$245	$322	$99

2017 vs. 2016

Interest expense, net of capitalized interest, increased during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 4 of the Liquefaction Project completed construction and an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $14.6 billion as of December 31, 2016 to $16.2 billion as of December 31, 2017. For the year ended December 31, 2017, we incurred $902 million of total interest cost, of which we capitalized $288 million, which was directly related to the construction of the Liquefaction Project. For the year ended December 31, 2016, we incurred $841 million of total interest cost, of which we capitalized $484 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016. Loss on early extinguishment of debt recognized during the year ended December 31, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes, in addition to the $25 million write-off of debt issuance costs in September 2017 related to the prepayment of $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities in connection with the issuance of the 2025 CQP Senior Notes. Loss on early extinguishment of debt recognized during the year ended December 31, 2016 was primarily due to (1) $52 million write-off of debt issuance costs and payment of fees related to the $2.6 billion prepayment of outstanding borrowings and termination of commitments under the 2015 SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes and (2) $20 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan and the redemption of the SPLNG 6.50% Senior Secured Notes due 2020 (the “2020 SPLNG Senior Notes”).

Derivative gain, net decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods, partially offset by the $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities.

2016 vs. 2015

Interest expense, net of capitalized interest, increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $11.8 billion as of December 31, 2015 to $14.6 billion as of December 31, 2016, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 and 2 of the Liquefaction Project were no longer in construction. For the year ended December 31, 2016, we incurred $841 million of total interest cost, of which we capitalized $484 million, which was directly related to the construction of the Liquefaction Project. For the year ended December 31, 2015, we incurred $708 million of total interest cost, of which we capitalized $523 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Loss on early extinguishment of debt in the year ended December 31, 2016 was attributable to (1) $52 million write-off of debt issuance costs and payment of fees related to the $2.6 billion prepayment of outstanding borrowings and termination of commitments under the 2015 SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes and (2) $20 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan and the redemption of the 2020 SPLNG Senior Notes. Loss on early extinguishment of debt during the year ended December 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under our previous credit facilities in March 2015 and the replacement of our previous credit facilities with the 2015 SPL Credit Facilities in June 2015.

Derivative loss (gain), net decreased from a $42 million loss in the year ended December 31, 2015 to a $6 million gain in the year ended December 31, 2016. The derivative gain, net recognized in the year ended December 31, 2016 was primarily due to the interest rate derivatives entered into in March 2016 related to the 2016 CQP Credit Facilities, which increased in fair value due to the increase in forward LIBOR curve during the period. Derivative loss, net recognized during the year ended December 31, 2015 was primarily due to a $35 million loss recognized upon the termination of interest rate swaps associated with the previous SPL credit facilities in March 2015.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the valuation of derivative instruments and properties, plant and equipment. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve significant judgment.

Derivative Instruments

All derivative instruments, other than those that satisfy specific exceptions, are recorded at fair value. We record changes in the fair value of our derivative positions based on the value for which the derivative instrument could be exchanged between willing parties.  If market quotes are not available to estimate fair value, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or determined through industry-standard valuation approaches. Such evaluations may involve significant judgment and the results are based on expected future events or conditions, particularly for those valuations using inputs unobservable in the market.

Our derivative instruments consist of interest rate swaps, financial commodity derivative contracts transacted in an over-the-counter market and index-based physical commodity contracts. We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data. Valuation of our index-based physical commodity contracts is developed through the use of internal models which are impacted by inputs that may be unobservable in the marketplace, market transactions and other relevant data.

Gains and losses on derivative instruments are recognized in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

Impairment of Long-Lived Assets

A long-lived asset, including an intangible asset, is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We use a variety of fair value measurement approaches when market information for the same or similar assets does not exist. Projections of future operating results and cash flows may vary significantly from results. Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 18—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

	December 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$55	$5	$73	$6

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”) and the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives” and collectively, with the SPL Interest Rate Derivatives, the “Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	December 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	21	5	13	6

See Note 8—Derivative Instruments for additional details about our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Partners’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2017, which is contained in this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Partnership’s auditor since 2014.

Houston, Texas
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC:

Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P.’s and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2017, based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 20, 2018

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,589	605
Accounts and other receivables	191	90
Accounts receivable—affiliate	163	99
Advances to affiliate	36	38
Inventory	95	97
Other current assets	65	29
Total current assets	2,139	958

Property, plant and equipment, net	15,139	14,158
Debt issuance costs, net	38	121
Non-current derivative assets	31	83
Other non-current assets, net	206	222
Total assets	$17,553	$15,542

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$12	$27
Accrued liabilities	637	418
Current debt	—	224
Due to affiliates	68	99
Deferred revenue	111	73
Deferred revenue—affiliate	1	1
Derivative liabilities	—	14
Total current liabilities	829	856

Long-term debt, net	16,046	14,209
Non-current deferred revenue	1	5
Non-current derivative liabilities	3	2
Other non-current liabilities	10	—
Other non-current liabilities—affiliate	25	27

Commitments and contingencies (see Note 15)

Partners’ equity
Common unitholders’ interest (348.6 million units and 57.1 million units issued and outstanding at December 31, 2017 and 2016, respectively)	1,670	130
Class B unitholders’ interest (zero and 145.3 million units issued and outstanding at December 31, 2017 and 2016, respectively)	—	62
Subordinated unitholders’ interest (135.4 million units issued and outstanding at December 31, 2017 and 2016)	(1,043)	240
General partner’s interest (2% interest with 9.9 million units and 6.9 million units issued and outstanding at December 31, 2017 and 2016, respectively)	12	11
Total partners’ equity	639	443
Total liabilities and partners’ equity	$17,553	$15,542

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues
LNG revenues	$2,635	$539	$—
LNG revenues—affiliate	1,389	294	—
Regasification revenues	260	259	259
Other revenues	20	4	7
Other revenues—affiliate	—	4	4
Total revenues	4,304	1,100	270

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	2,320	410	(31)
Cost of sales—affiliate	—	2	—
Operating and maintenance expense	292	127	62
Operating and maintenance expense—affiliate	100	52	29
Development expense	3	—	3
Development expense—affiliate	—	—	1
General and administrative expense	12	13	15
General and administrative expense—affiliate	80	90	122
Depreciation and amortization expense	339	156	66
Other	2	—	—
Total operating costs and expenses	3,148	850	267

Income from operations	1,156	250	3

Other income (expense)
Interest expense, net of capitalized interest	(614)	(357)	(185)
Loss on early extinguishment of debt	(67)	(72)	(96)
Derivative gain (loss), net	4	6	(42)
Other income	11	2	1
Total other expense	(666)	(421)	(322)

Net income (loss)	$490	$(171)	$(319)

Basic and diluted net loss per common unit	$(1.32)	$(0.20)	$(0.43)

Weighted average number of common units outstanding used for basic and diluted net loss per common unit calculation	178.5	57.1	57.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2014	57.1	$496	145.3	$(38)	135.4	$648	6.9	$25	$1,131
Net loss	—	(93)	—	—	—	(220)	—	(6)	(319)
Distributions	—	(97)	—	—	—	—	—	(2)	(99)
Amortization of beneficial conversion feature of Class B units	—	—	—	1	—	(1)	—	—	—
Balance at December 31, 2015	57.1	306	145.3	(37)	135.4	427	6.9	17	713
Net loss	—	(50)	—	—	—	(117)	—	(4)	(171)
Distributions	—	(97)	—	—	—	—	—	(2)	(99)
Amortization of beneficial conversion feature of Class B units	—	(29)	—	99	—	(70)	—	—	—
Balance at December 31, 2016	57.1	130	145.3	62	135.4	240	6.9	11	443
Net income	—	294	—	—	—	186	—	10	490
Distributions	—	(226)	—	—	—	(59)	—	(9)	(294)
Conversion of Class B units into common units	291.5	2,066	(145.3)	(2,066)	—	—	3.0	—	—
Amortization of beneficial conversion feature of Class B units	—	(594)	—	2,004	—	(1,410)	—	—	—
Balance at December 31, 2017	348.6	$1,670	—	$—	135.4	$(1,043)	9.9	$12	$639

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$490	$(171)	$(319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash LNG inventory write-downs	—	—	18
Depreciation and amortization expense	339	156	66
Amortization of debt issuance costs, deferred commitment fees, premium and discount	36	30	12
Loss on early extinguishment of debt	67	72	96
Total losses (gains) on derivatives, net	20	(48)	7
Net cash used for settlement of derivative instruments	(16)	(8)	(41)
Other	8	1	—
Changes in operating assets and liabilities:
Accounts and other receivables	(101)	(90)	—
Accounts receivable—affiliate	(62)	(98)	1
Advances to affiliate	(12)	—	(13)
Inventory	13	(58)	(25)
Accounts payable and accrued liabilities	210	167	(1)
Due to affiliates	(42)	11	15
Deferred revenue	34	42	(4)
Other, net	(5)	(7)	(11)
Other, net—affiliate	(2)	1	28
Net cash provided by (used in) operating activities	977	—	(171)

Cash flows from investing activities
Property, plant and equipment, net	(1,290)	(2,315)	(2,913)
Other	—	(38)	(62)
Net cash used in investing activities	(1,290)	(2,353)	(2,975)

Cash flows from financing activities
Proceeds from issuances of debt	3,814	8,003	2,860
Repayments of debt	(2,173)	(5,251)	—
Debt issuance and deferred financing costs	(50)	(115)	(170)
Debt extinguishment costs	—	(14)	—
Distributions to owners	(294)	(99)	(99)
Net cash provided by financing activities	1,297	2,524	2,591

Net increase (decrease) in cash, cash equivalents and restricted cash	984	171	(555)
Cash, cash equivalents and restricted cash—beginning of period	605	434	989
Cash, cash equivalents and restricted cash—end of period	$1,589	$605	$434

Balances per Consolidated Balance Sheets:

	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash	1,589	605
Total cash, cash equivalents and restricted cash	$1,589	$605

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a publicly traded Delaware limited partnership (NYSE American: CQP) formed by Cheniere. Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa and an adjusted nominal production capacity of approximately 4.3 to 4.6 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through CTPL.

As of December 31, 2017, Cheniere owned 100% of our general partner interest and 82.7% of Cheniere Holdings, which owned 104.5 million of our common units and 135.4 million of our subordinated units.

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

The general partner interest is entitled to at least 2% of all distributions made by us. In addition, the general partner holds incentive distribution rights (“IDRs”), which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus after the initial quarterly distributions have been achieved and as additional target levels are met, but may transfer these rights separately from its general partner interest. The higher percentages range from 15% to 50%, inclusive of the general partner interest.

During 2012, Blackstone CQP Holdco and Cheniere completed their purchases of a new class of equity interests representing limited partner interests in us (“Class B units”) for total consideration of $1.5 billion and $500 million, respectively. Proceeds from the financings were used to fund a portion of the costs of developing, constructing and placing into service the first two Trains of the Liquefaction Project. In May 2013, Cheniere purchased an additional 12.0 million Class B units for consideration of $180 million in connection with our acquisition of CTPL and Cheniere Pipeline GP Interests, LLC.  In 2013, Cheniere formed Cheniere Holdings to hold its limited partner interests in us. On a quarterly basis beginning on the date of the initial purchase date of the Class B units, the conversion value of the Class B units increased at a compounded rate of 3.5% per quarter.

On August 2, 2017, the 45.3 million Class B units held by Cheniere Holdings and 100.0 million Class B units held by Blackstone CQP Holdco mandatorily converted into our common units in accordance with the terms of our partnership agreement. Upon conversion of the Class B units, Cheniere Holdings, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere Holdings’ ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of Cheniere Partners and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the value of property, plant and equipment, derivative instruments, asset retirement obligations (“AROs”) and fair value measurements. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation approaches used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

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

Recurring fair-value measurements are performed for derivative instruments as disclosed in Note 8—Derivative Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 11—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs. Non-financial assets and liabilities initially measured at fair value include intangible assets and AROs.

Revenue Recognition

Fees received pursuant to SPAs are recognized as LNG revenues after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use. LNG revenues are recognized when LNG is delivered to the customer, either at the Sabine Pass LNG terminal or at the customer’s LNG receiving terminal, based on the terms of the contract.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable is reported net of allowances for doubtful accounts. Impaired receivables are specifically identified and evaluated for expected losses.  The expected loss on impaired receivables is primarily determined based on the debtor’s ability to pay and the estimated value of any collateral.  We did not recognize any bad debt expense related to accounts receivable during the years ended December 31, 2017, 2016 and 2015.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value and subsequently charged to expense when issued. During the year ended December 31, 2015, we recognized $18 million as operating and maintenance expense as a result of write-down for LNG inventory purchased to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. We did not recognize any operating and maintenance expense related to inventory write-downs during the years ended December 31, 2017 and 2016.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in other operating costs and expenses.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We did not record any impairments related to property, plant and equipment during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from interest rate and commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria for and we elect the normal purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges during the years ended December 31, 2017, 2016 and 2015. See Note 8—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our interest rate derivative instruments are placed with investment grade financial institutions whom we believe are acceptable credit risks. Certain of our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded as other current asset. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

SPL has entered into six fixed price SPAs with terms of at least 20 years with six unaffiliated third parties. SPL is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs. See Note 16—Customer Concentration for additional details about our customer concentration.

SPLNG has entered into two long-term TUAs with unaffiliated third parties for regasification capacity at the Sabine Pass LNG terminal. SPLNG is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective TUAs. SPLNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of A.

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

We have not recorded an ARO associated with the Sabine Pass LNG terminal. Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender the Sabine Pass LNG terminal in good order and repair, with normal wear and tear and casualty expected, is immaterial.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Income Taxes

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2017, the tax basis of our assets and liabilities was $3.1 billion less than the reported amounts of our assets and liabilities. See Note 12—Related Party Transactions for details about income taxes under our tax sharing agreements.

Business Segment

Our liquefaction and regasification operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of Cheniere Partners in total when evaluating financial performance and for purposes of allocating resources.

NOTE 4—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2017 and 2016, restricted cash consisted of the following (in millions):

	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$544	$358
CQP and cash held by guarantor subsidiaries	1,045	247
Total current restricted cash	$1,589	$605

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2017 and 2016, accounts and other receivables consisted of the following (in millions):

	December 31,
	2017	2016
SPL trade receivable	$185	$88
Other accounts receivable	6	2
Total accounts and other receivables	$191	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 6—INVENTORY

As of December 31, 2017 and 2016, inventory consisted of the following (in millions):

	December 31,
	2017	2016
Natural gas	$17	$15
LNG	26	45
Materials and other	52	37
Total inventory	$95	$97

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$12,703	$7,976
LNG terminal construction-in-process	3,310	6,728
Accumulated depreciation	(880)	(553)
Total LNG terminal costs, net	15,133	14,151
Fixed assets
Fixed assets	23	20
Accumulated depreciation	(17)	(13)
Total fixed assets, net	6	7
Property, plant and equipment, net	$15,139	$14,158

Depreciation expense was $331 million, $148 million and $65 million in the years ended December 31, 2017, 2016 and 2015, respectively.

We realized offsets to LNG terminal costs of $301 million and $201 million in the years ended December 31, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction.

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

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	December 31, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	21	—	21	—	13	—	13
Liquefaction Supply Derivatives asset (liability)	2	10	43	55	(4)	(2)	79	73

We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using market based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data.

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2017:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$43	Market approach incorporating present value techniques	Basis Spread	$(0.503) - $0.432

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$79	$32	$—
Realized and mark-to-market gains (losses):
Included in cost of sales (1)	(37)	48	32
Purchases and settlements:
Purchases	14	1	—
Settlements (1)	(12)	(2)	—
Transfers out of Level 3	(1)	—	—
Balance, end of period	$43	$79	$32
Change in unrealized gains relating to instruments still held at end of period	$(37)	$49	$32

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the year ended December 31, 2016.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position.  Additionally, we evaluate our own ability to meet our commitments in instances where our derivative instruments are in a liability position. Our derivative instruments are subject to contractual provisions which provide for the unconditional right of set-off for all derivative assets and liabilities with a given counterparty in the event of default.

Interest Rate Derivatives

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities. In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 SPL Credit Facilities, as discussed in Note 11—Debt.

We have entered into interest rate swaps (“CQP Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2016 CQP Credit Facilities, based on a portion of the expected outstanding borrowings over the term of the 2016 CQP Credit Facilities.

As of December 31, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	December 31, 2017			December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	Total
Balance Sheet Location
Other current assets	$—	$7	$7	$—	$—	$—
Non-current derivative assets	—	14	14	—	16	16
Total derivative assets	—	21	21	—	16	16

Derivative liabilities	—	—	—	(4)	(3)	(7)
Non-current derivative liabilities	—	—	—	(2)	—	(2)
Total derivative liabilities	—	—	—	(6)	(3)	(9)

Derivative asset (liability), net	$—	$21	$21	$(6)	$13	$7

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
SPL Interest Rate Derivatives loss	$(2)	$(6)	$(42)
CQP Interest Rate Derivatives gain	6	12	—

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges, if applicable, to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the noncurrent physical natural gas supply contracts range from approximately one to seven years, most of which commence upon the satisfaction of certain conditions precedent, if not already met, such as the date of first commercial delivery of specified Trains of the Liquefaction Project.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

SPL had secured up to approximately 2,214 TBtu and 1,994 TBtu of natural gas feedstock through natural gas supply contracts as of December 31, 2017 and 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,520 TBtu and 1,117 TBtu as of December 31, 2017 and 2016, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of (1)
	Balance Sheet Location	December 31, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$41	$13
Liquefaction Supply Derivatives	Non-current derivative assets	17	67
Liquefaction Supply Derivatives	Derivative liabilities	—	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(3)	—

(1)
Does not include a collateral call of $1 million and a collateral deposit of $6 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the years ended December 31, 2017, 2016 and 2015 (in millions):

		Year Ended December 31,
	Statement of Operations Location (1)	2017	2016	2015
Liquefaction Supply Derivatives loss (gain) (2)	Cost of sales	$24	$(42)	(33)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

NOTE 9—OTHER NON-CURRENT ASSETS

As of December 31, 2017 and 2016, other non-current assets, net consisted of the following (in millions):

	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$26	$23
Advances made to municipalities for water system enhancements	93	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	25	28
Information technology service assets	24	27
Other	8	18
Total other non-current assets, net	$206	$222

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2017 and 2016, accrued liabilities consisted of the following (in millions):

	December 31,
	2017	2016
Interest costs and related debt fees	$253	$205
Sabine Pass LNG terminal and related pipeline costs	384	211
Other accrued liabilities	—	2
Total accrued liabilities	$637	$418

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11—DEBT

As of December 31, 2017 and 2016, our debt consisted of the following (in millions):

	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	—
2016 CQP Credit Facilities	1,090	2,560
Unamortized debt issuance costs	(204)	(178)
Total long-term debt, net	16,046	14,209

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224

Total debt, net	$16,046	$14,433

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2017 (in millions):

Years Ending December 31,	Principal Payments
2018	$—
2019	55
2020	1,035
2021	2,000
2022	1,000
Thereafter	12,150
Total	$16,240

Senior Notes

SPL Senior Notes

In February 2017, SPL issued an aggregate principal amount of $800 million of the 2037 SPL Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, SPL issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 SPL Senior Notes. Net proceeds of the offerings of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to prepay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the year ended December 31, 2017.

The terms of the 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes and 2028 SPL Senior Notes (collectively with the 2037 SPL Senior Notes, the “SPL Senior Notes”) are governed by a common indenture (the “SPL Indenture”) and the terms of the 2037 SPL Senior Notes are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025. Interest on the SPL Senior Notes is payable semi-annually in arrears.

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

2025 CQP Senior Notes

In September 2017, we issued an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing the release of its guarantee, Sabine Pass LNG-LP, LLC (collectively, the “CQP Guarantors”). Net proceeds of the offering of approximately $1.5 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay a portion of the outstanding indebtedness under the 2016 CQP Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2016 CQP Credit Facilities of $25 million during the year ended December 31, 2017.

Borrowings under the 2025 CQP Senior Notes accrue interest at a fixed rate of 5.250%, and interest on the 2025 CQP Senior Notes is payable semi-annually in arrears. The 2025 CQP Senior Notes are governed by an indenture (the “CQP Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020, we may redeem all or a part of the 2025 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the CQP Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

at any time on or after October 1, 2020 through the maturity date of October 1, 2025, redeem the 2025 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the CQP Indenture.

The 2025 CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. The 2025 CQP Senior Notes will be secured alongside the 2016 CQP Credit Facilities on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2016 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2016 CQP Credit Facilities). The liens securing the 2025 CQP Senior Notes would be released if (1) the aggregate principal amount of all indebtedness then outstanding under the term loans under the 2016 CQP Credit Facilities secured by such liens does not exceed $1.0 billion and (2) the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the 2025 CQP Senior Notes or any other series of notes issued under the CQP Indenture) outstanding at any one time, together with all Attributable Indebtedness (as defined in the CQP Indenture) from sale-leaseback transactions (subject to certain exceptions), does not exceed the greater of (1) $1.5 billion and (2) 10% of net tangible assets. Upon the release of the liens securing the 2025 CQP Senior Notes, the limitation on liens covenant under the CQP Indenture will continue to govern the incurrence of liens by us and the CQP Guarantors.

In connection with the closing of the sale of the 2025 CQP Senior Notes, we and the CQP Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, we and the CQP Guarantors have agreed to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2025 CQP Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2025 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after September 18, 2017. Under specified circumstances, we and the CQP Guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 CQP Senior Notes. We will be obligated to pay additional interest on the 2025 CQP Senior Notes if we fail to comply with our obligation to register the 2025 CQP Senior Notes within the specified time period.

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2017 (in millions):

	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$1,200	$2,800
Less:
Outstanding balance	—	1,090
Commitments prepaid or terminated	—	1,470
Letters of credit issued	730	20
Available commitment	$470	$220

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principal payments due quarterly commencing on March 31, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2017, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017, we issued the 2025 CQP Senior Notes and the net proceeds of the issuance were used to prepay $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities.

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

The 2016 CQP Credit Facilities mature on February 25, 2020, with principal payments due quarterly commencing on March 31, 2019. The outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit,

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

as well as customary affirmative and negative covenants and limit our ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the 2016 CQP Credit Facilities, we are required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than (1) SPL and (2) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Restrictive Debt Covenants

As of December 31, 2017, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Total interest cost	$902	$841	$708
Capitalized interest	(288)	(484)	(523)
Total interest expense, net	$614	$357	$185

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$14,360	$15,485	$11,513	$12,309
2037 SPL Senior Notes (2)	800	871	—	—
Credit facilities (3)	1,090	1,090	3,098	3,098

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes and 2025 CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$1,389	$294	$—

Other revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	1	1
Terminal Marine Services Agreement	—	3	3
Total other revenues—affiliate	—	4	4

Cost of sales—affiliate
Fees under the Pre-commercial LNG Marketing Agreement	—	2	—

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	1	1
Services Agreements	94	51	28
Other agreements	6	—	—
Total operating and maintenance expense—affiliate	100	52	29

Development expense—affiliate
Services Agreements	—	—	1

General and administrative expense—affiliate
Services Agreements	80	90	122

LNG Terminal Capacity Agreements

Terminal Use Agreements

SPL obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after May 2016.

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the years ended December 31, 2017, 2016 and 2015, respectively, related to the Amended and Restated VCRA.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Cheniere Marketing SPA

Cheniere Marketing has an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

SPL has an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement.

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, SPL executed a confirmation with Cheniere Marketing that obligated Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. had control of, and was commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

SPL has an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on SPL’s behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of SPL’s SPA customers. SPL pays a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Services Agreements
As of December 31, 2017 and 2016, we had $36 million and $38 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

Cheniere Partners Services Agreement

We have a services agreement with Cheniere Terminals, a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals is entitled to a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation) for the provision of various general and administrative services for our benefit. In addition, Cheniere Terminals is entitled to reimbursement for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investments’ subsidiaries receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

SPLNG O&M Agreement

SPLNG has a long-term operation and maintenance agreement (the “SPLNG O&M Agreement”) with Cheniere Investments pursuant to which SPLNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. SPLNG pays a fixed monthly fee of $130,000 (indexed for inflation) under the SPLNG O&M Agreement and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between SPLNG and Cheniere Investments at the beginning of each operating year. In addition, SPLNG is required to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the SPLNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPLNG O&M Agreement are required to be remitted to such subsidiary.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SPLNG MSA

SPLNG has a long-term management services agreement (the “SPLNG MSA”) with Cheniere Terminals, pursuant to which Cheniere Terminals manages the operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the SPLNG O&M Agreement. SPLNG pays a monthly fixed fee of $520,000 (indexed for inflation) under the SPLNG MSA.

SPL O&M Agreement

SPL has an operation and maintenance agreement (the “SPL O&M Agreement”) with Cheniere Investments pursuant to which SPL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before each Train of the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on behalf of SPL, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After each Train is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, SPL is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, SPL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train. Cheniere Investments provides the services required under the SPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPL O&M Agreement are required to be remitted to such subsidiary.
SPL MSA

SPL has a management services agreement (the “SPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the SPL O&M Agreement. The services include, among other services, exercising the day-to-day management of SPL’s affairs and business, managing SPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of SPL’s business and operations, entering into financial derivatives on SPL’s behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, SPL pays a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, SPL will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

CTPL O&M Agreement

CTPL has an amended long-term operation and maintenance agreement (the “CTPL O&M Agreement”) with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the CTPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the CTPL O&M Agreement are required to be remitted to such subsidiary.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of both

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2017 and 2016, we had $25 million of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the years ended December 31, 2017, 2016 and 2015.

State Tax Sharing Agreements

SPLNG has a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPLNG and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPLNG will pay to Cheniere an amount equal to the state and local tax that SPLNG would be required to pay if its state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPLNG under this agreement; therefore, Cheniere has not demanded any such payments from SPLNG. The agreement is effective for tax returns due on or after January 1, 2008.

SPL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPL will pay to Cheniere an amount equal to the state and local tax that SPL would be required to pay if SPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from SPL under this agreement; therefore, Cheniere has not demanded any such payments from SPL. The agreement is effective for tax returns due on or after August 2012.

CTPL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CTPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CTPL will pay to Cheniere an amount equal to the state and local tax that CTPL would be required to pay if CTPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CTPL under this agreement; therefore, Cheniere has not demanded any such payments from CTPL. The agreement is effective for tax returns due on or after May 2013.

NOTE 13—NET LOSS PER COMMON UNIT

Net loss per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On January 23, 2018, we declared a $0.50 distribution per common unit and subordinated unit and the related distribution to our general partner and IDRs, which was paid on February 14, 2018 to unitholders of record as of February 2, 2018 for the period from October 1, 2017 to December 31, 2017.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Class B units, which were mandatorily converted into our common units in accordance with the terms of our partnership agreement on August 2, 2017, were issued at a discount to the market price of the common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature was considered a dividend that was distributed ratably with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortized the beneficial conversion feature through the mandatory conversion date of August 2, 2017 using the effective yield method, with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature was also included in earnings per unit for the years ended December 31, 2017, 2016 and 2015.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the subordinated units, the general partner units and IDRs for purposes of computing net loss per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units	IDR
Year Ended December 31, 2017
Net income	$490
Declared distributions	514	376	—	127	10	1
Amortization of beneficial conversion feature of Class B units	—	(594)	2,004	(1,410)	—	—
Assumed allocation of undistributed net loss (1)	$(24)	(17)	—	(7)	—	—
Assumed allocation of net income		$(235)	$2,004	$(1,290)	$10	$1

Weighted average units outstanding		178.5	84.8	135.4
Net loss per unit (2)		$(1.32)		$(9.52)

Year Ended December 31, 2016
Net loss	$(171)
Declared distributions	99	97	—	—	2	—
Amortization of beneficial conversion feature of Class B units	—	(29)	100	(71)	—	—
Assumed allocation of undistributed net loss	$(270)	(79)	—	(186)	(5)	—
Assumed allocation of net loss		$(11)	$100	$(257)	$(3)	$—

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit (2)		$(0.20)		$(1.90)

Year Ended December 31, 2015
Net loss	$(319)
Declared distributions	99	97	—	—	2	—
Assumed allocation of undistributed net loss	$(418)	(121)	—	(288)	(8)	—
Assumed allocation of net loss		$(24)	$—	$(288)	$(6)	$—

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit (2)		$(0.43)		$(2.13)

(1)
Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

(2)	Earnings per unit in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

NOTE 14—LEASES

During the years ended December 31, 2017, 2016 and 2015, we recognized rental expense for all operating leases of $13 million, $11 million and $10 million, respectively, related primarily to office space and land sites. Our land site leases for the Sabine Pass LNG terminal have initial terms varying up to 30 years with multiple options to renew up to an additional 60 years.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2018	$2
2019	2
2020	2
2021	2
2022	2
Thereafter	45
Total	$55

(1)	Includes certain lease option renewals that are reasonably assured.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2017, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contract

SPL has a lump sum turnkey contract with Bechtel for the engineering, procurement and construction of Train 5 of the Liquefaction Project. The EPC contract for Train 5 provides that SPL will pay Bechtel a contract price of $3.1 billion, subject to adjustment by change order.  SPL has the right to terminate the EPC contract for its convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

Obligations under SPAs

SPL has third-party SPAs which obligate SPL to purchase and liquefy sufficient quantities of natural gas to deliver contracted volumes of LNG to the customers’ vessels, subject to completion of construction of specified Trains of the Liquefaction Project.

Obligations under LNG TUAs

SPLNG has third-party TUAs with Total Gas & Power North America, Inc. and Chevron U.S.A. Inc. to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

SPL has index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts primarily range from approximately one to six years and commence upon the occurrence of conditions precedent, including SPL’s declaration to the respective natural gas supplier that it is ready to commence the term of the supply arrangement in anticipation of the date of first commercial operation of the applicable, specified Trains of the Liquefaction Project. As of December 31, 2017, SPL has secured up to approximately 2,214 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the conditions precedent were met.

Additionally, SPL has transportation and storage service agreements for the Liquefaction Project. The initial terms of the transportation agreements range from one to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The terms of the SPL storage service agreements range from three to ten years.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2017, SPL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2018	$2,274
2019	1,527
2020	1,397
2021	981
2022	336
Thereafter	1,169
Total	$7,684

(1)	Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on prices and basis spreads as of December 31, 2017.

Services Agreements

We have certain services agreements with affiliates. See Note 12—Related Party Transactions for information regarding such agreements.

Restricted Net Assets

At December 31, 2017, our restricted net assets of consolidated subsidiaries were approximately $2.1 billion.

Other Commitments

State Tax Sharing Agreements

SPLNG, SPL and CTPL have state tax sharing agreements with Cheniere. See Note 12—Related Party Transactions for information regarding such agreements.

Other Agreements

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 14—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2017, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 16—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues			Percentage of Accounts Receivable from Third Parties
	Year Ended December 31,			December 31,
	2017	2016	2015	2017	2016
Customer A	39%	52%	—%	39%	47%
Customer B	27%	*	—%	32%	50%
Customer C	23%	—%	—%	26%	—%

* Less than 10%

During the year ended December 31, 2017, revenues from external customers that were derived from domestic customers was $1.4 billion and from customers outside of the United States was $1.5 billion, of which $787 million and $666 million were from customers in Ireland and South Korea, respectively. During the year ended December 31, 2016, revenues from external customers that were derived from domestic customers was $677 million and from customers outside of the United States was $125 million. We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2017	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$510	$242	$136
Non-cash conveyance of assets	—	—	13

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $273 million, $267 million and $231 million as of December 31, 2017, 2016 and 2015, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by us as of December 31, 2017:

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
January 1, 2018
We will adopt this standard on January 1, 2018 using the full retrospective approach. The adoption of this standard will not have a material impact upon our Consolidated Financial Statements but will result in significant additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and assumptions used in applying the standard.

ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we anticipate a material impact from the requirement to recognize all leases upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Additionally, the following table provides a brief description of a recent accounting standard that was adopted by us during the reporting period:

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017:
Revenues	$891	$992	$903	$1,518
Income from operations	219	200	197	540
Net income	47	46	23	374
Net income (loss) per common unit—basic and diluted (1)	(0.80)	(3.71)	(1.10)	0.76
Year ended December 31, 2016:
Revenues	$67	$151	$331	$551
Income (loss) from operations	(10)	13	48	199
Net income (loss)	(75)	(100)	(82)	86
Net income (loss) per common unit—basic and diluted (1)	(0.08)	(0.21)	(0.27)	0.07

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2017, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 58 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Cheniere Partners

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

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Lon McCain, chairman, Oliver G. Richard, III and Vincent Pagano, Jr., each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE American and the Exchange Act. In addition, the board of directors of our general partner has determined that Lon McCain and Oliver G. Richard, III meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE American, respectively.

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our Consolidated Financial Statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at http://www.cheniere.com/about-us/cheniere-partners/governance-and-ethics/audit-committee/.

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Vincent Pagano, Jr., chairman, Lon McCain, Oliver G. Richard, III and James R. Ball, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE American, the Exchange Act and other federal securities laws. Any matter approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

CMI SPA Committee

The board of directors of our general partner has formed a CMI SPA Committee, composed of James Ball, chairman, Eric Bensaude and John-Paul Munfa, to approve LNG sales entered into between Cheniere Marketing and SPL.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 15, 2018, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Meier, Munfa and Welch to the board of directors of our general partner were made pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	55	May 2016	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	41	January 2014	Director and Executive Vice President and Chief Financial Officer
Eric Bensaude	51	September 2016	Director and Senior Vice President, Commercial Operations
Doug Shanda	48	September 2016	Director and Senior Vice President, Operations
Philip Meier	59	July 2013	Director
John-Paul Munfa	36	February 2015	Director
Jamie Welch	51	August 2017	Director
James R. Ball	67	December 2012	Director
Lon McCain	70	March 2007	Director
Vincent Pagano, Jr.	67	December 2012	Director
Oliver G. Richard, III	65	September 2012	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer of our general partner
Mr. Fusco serves as a director and President and Chief Executive Officer of Cheniere; Chairman and President and Chief Executive Officer of Cheniere Holdings; Chief Executive Officer of SPL and a manager and President and Chief Executive Officer of the general partner of SPLNG. Mr. Fusco served as the Executive Chairman of Calpine Corporation (“Calpine”) from May 14, 2014 through May 11, 2016, Chief Executive Officer of Calpine from August 2008 to May 14, 2014 and President of Calpine from August 2008 to December 2012. Mr. Fusco has also been a director of Calpine since August 10, 2008. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as founder, President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman, Sachs & Co., Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento. Mr. Fusco served as a director on the board of Foster Wheeler Ltd., a global engineering and construction contractor and power equipment supplier, until February 2009 and on the board of Graphics Packaging Holdings, a paper and packaging company, until 2008. It was determined that Mr. Fusco should serve as a director of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

Michael J. Wortley
Executive Vice President and Chief Financial Officer and a Director of our general partner and a member of the Executive Committee
Mr. Wortley has been Executive Vice President and Chief Financial Officer of Cheniere since September 2016. Mr. Wortley also serves as a Director and Executive Vice President and Chief Financial Officer of Cheniere Holdings. Mr. Wortley served as Senior Vice President and Chief Financial Officer of Cheniere from January 2014 to September 2016. Mr. Wortley served as Vice President–Strategy and Risk of Cheniere from January 2013 to January 2014 and as Vice President–Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, from September 2011 to January 2013. Mr. Wortley served as Cheniere’s Vice President–Strategic Planning from January 2009 to September 2011 and Manager–Strategic New Business from August 2007 to January 2009. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation (“Anadarko”), a publicly traded oil and gas exploration and production company. Mr. Wortley began his career with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as a director of our general partner because of his financial expertise and his perspective as Chief Financial Officer of Cheniere and certain of its affiliates. Other than Cheniere Holdings, Mr. Wortley has not held any other directorship positions in the past five years.

Eric Bensaude
Senior Vice President, Commercial Operations and a Director of our general partner and a member of the CMI SPA Committee
Mr. Bensaude joined Cheniere in September 2013 and currently serves as Managing Director, Commercial Operations and Asset Optimization of Cheniere Marketing Ltd., a subsidiary of Cheniere. Mr. Bensaude also serves as Senior Vice President, Commercial Operations of SPL. Mr. Bensaude has more than 20 years of experience in the energy, oil and natural gas trading and marketing business. Prior to joining Cheniere, Mr. Bensaude served as Head of Global LNG at EDF Trading where he set up and ran the LNG trading and marketing department and General Manager for natural gas and LNG origination. Prior to EDF Trading, Mr. Bensaude was an Associate at Booz Allen & Hamilton in the Energy Practice, working on a variety of gas & power assignments. Mr. Bensaude started his career in energy as a trader of middle distillates for Total and previously served as the representative for the French bank, Société Générale, in Canton, People’s Republic of China. He held the position of Vice-Chairman of the European Federation of Energy Traders Gas Committee while at EDF Trading. Mr. Bensaude holds an MBA from ESSEC, business school in France, and studied Mandarin at Paris 7 Jussieu. It was determined that Mr. Bensaude should serve as a director of our general partner because of his experience in the energy, oil and natural gas trading and marketing industry. Mr. Bensaude has not held any other directorship positions in the past five years.

Doug Shanda
Senior Vice President, Operations and a Director of our general partner
Mr. Shanda joined Cheniere in October 2012 as Vice President, Sabine Pass Operations leading the effort to prepare for liquefaction operations. His role was expanded to include Corpus Christi Operations in 2015. Mr. Shanda currently serves as Senior Vice President, Operations of Cheniere and as a Director and Senior Vice President, Operations of Cheniere Holdings. Mr. Shanda serves as President of SPL and Senior Vice President, Operations of Corpus Christi Liquefaction, LLC. Mr. Shanda is responsible for safe, reliable operations at Cheniere’s terminals. Mr. Shanda has been professionally involved in the power, chemical, petrochemical, refining and LNG industries for over 22 years. Mr. Shanda is currently a director of Cheniere Energy Partners GP, LLC. Prior to joining Cheniere, Mr. Shanda served as the Senior Project Engineer, Technical Manager and Plant Manager of the PERU LNG liquefaction plant in Melchorita, Peru where he was responsible for the overall management of the facility including production, marine, maintenance, technical services, EHS, security and administration. Mr. Shanda has 22 years of experience in project management and operations management. Mr. Shanda has a B.S. degree in Electrical Engineering from Iowa State University. It was determined that Mr. Shanda should serve as a director of our general partner because of his background in the LNG industry. Other than Cheniere Holdings, Mr. Shanda has not held any other directorship positions in the past five years.

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

John-Paul Munfa
Director of our general partner and a member of the CMI SPA Committee and the Executive Committee
Mr. Munfa is a Managing Director in the Private Equity Group of Blackstone Group, an investment and advisory firm. Mr. Munfa joined Blackstone Group in 2004 and was an employee in its Restructuring & Reorganization and Private Equity Groups from 2004 to 2009. Mr. Munfa re-joined Blackstone Group in 2011 after receiving an M.B.A. from Stanford University’s Graduate School of Business. Mr. Munfa also received an A.B. in Economics from Harvard University. It was determined that Mr. Munfa should serve as a director of our general partner because of his significant investment experience with Blackstone Group. Mr. Munfa has not held any other directorship positions in the past five years.

Jamie Welch
Director of our general partner and a member of the Executive Committee
Mr. Welch currently serves as the President and Chief Financial Officer of EagleClaw Midstream Ventures LLC. Mr. Welch was the Group Chief Financial Officer and Head of Business Development for the Energy Transfer Equity, L.P. (“ETE”) family from June 2013 to February 2016. Mr. Welch also served on the Board of Directors of ETE, Energy Transfer Partners and Sunoco Logistics from June 2013 to February 2016. Before joining ETE, Mr. Welch was Head of the EMEA Investment Banking Department and Head of the Global Energy Group at Credit Suisse. He was also a member of the Investment Banking Division Global Management Committee and the EMEA Operating Committee. Mr. Welch joined Credit Suisse First Boston in 1997 from Lehman Brothers Inc. in New York, where he was a Senior Vice President in the global utilities and project finance group. Prior to that he was an attorney with Milbank, Tweed, Hadley & McCloy (New York) and a barrister and solicitor with Minter Ellison in Melbourne, Australia. It was determined that Mr. Welch should serve as a director of our general partner because of his understanding of energy-related corporate finance gained through his experience in the investment banking and legal fields.

James R. Ball
Director of our general partner, Chairman of the CMI SPA Committee and the Executive Committee and a member of the Conflicts Committee
Mr. Ball has served as a senior advisor to Tachebois Limited, an energy and equities advisory firm, since 2011. Mr. Ball served as a non-executive director of Gas Strategies Group Ltd, a professional services company providing commercial energy advisory services (“GSG”), from September 2011 to June 2013. From 1988 until August 2011, he also served as an executive director of GSG. Mr. Ball is a Fellow of the Energy Institute and Companion of the Institute of Gas Engineers and Managers. Mr. Ball received a B.A. in Economics from the University of Colorado and a Master of Science from City University Business School (now Cass Business School). It was determined that Mr. Ball should serve as a director of our general partner because of his background as an advisor in the energy industry. Mr. Ball has not held any other directorship positions in the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2017 in a timely manner.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services for our benefit, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation). For a description of the services agreement, see Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Philip Meier
John-Paul Munfa
Jamie Welch
James R. Ball
Lon McCain
Vincent Pagano, Jr.
Oliver G. Richard, III

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2017.

Director Compensation

On July 22, 2014, the board of directors of our general partner approved an annual fee of $70,000 to each non-management director of our general partner for services as a director effective pro-rata as of the date of the approval. Also approved were annual fees of $30,000 for the chairman of the audit committee; $15,000 for the members of the audit committee other than the chairman; $10,000 for the chairman of the conflicts committee; $2,500 per meeting for the members of the conflicts committee, including the chairman; $10,000 for the chairman of the executive committee; $2,500 per meeting for the non-employee members of the executive committee, including the chairman; and $30,000 for the chairman of the CMI SPA Committee. All directors’ fees are pro-rated from the date of election to the board and are payable quarterly.

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to the fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Welch serves as Senior Advisor of Blackstone Group and Mr. Munfa serves as a Managing Director in the Private Equity Group of Blackstone Group, and they do not receive additional compensation for service as directors. Mr. Meier and Meier Consulting LLC entered into a letter agreement, dated June 14, 2013 (the “Meier Consulting Letter Agreement”), with Blackstone CQP Holdco pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below. Mr. Meier receives no additional compensation for his service as a director.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2017 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
Michael J. Wortley (2)	—	—	—	—	—	—	—
Eric Bensaude (2)	—	—	—	—	—	—	—
Doug Shanda (2)	—	—	—	—	—	—	—
Philip Meier (3)	—	—	—	—	—	—	—
John-Paul Munfa (4)	—	—	—	—	—	—	—
Sean T. Klimczak	—	—	—	—	—	—	—
Jamie Welch (4)	—	—	—	—	—	—	—
James R. Ball (5)	117,500	82,770	—	—	—	—	200,270
Lon McCain (6)	107,500	98,760	—	—	—	—	206,260
Vincent Pagano, Jr. (7)	102,500	82,680	—	—	—	—	185,180
Oliver G. Richard, III (8)	92,500	82,770	—	—	—	—	175,270

(1)
Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.

(2)
Mr. Fusco served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2017. Mr. Wortley served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2017. Mr. Bensaude served as an officer of our general partner during fiscal year 2017. Mr. Shanda served as an officer of our general partner and as an executive officer of Cheniere during fiscal year 2017. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.

(3)
Mr. Meier is compensated by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement and received no additional compensation for service as a director. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below.

(4)
Mr. Welch serves as Senior Advisor to Blackstone Group and Mr. Munfa is a Managing Director in the Private Equity Group of Blackstone Group. They do not receive additional compensation for service as directors.

(5)
Mr. Ball was granted 3,000 phantom units in 2017 with a grant date fair value of $82,770. In addition, Mr. Ball received $10,346 in cash and 2,625 common units on account of 3,000 phantom units granted in earlier years that vested in 2017. As of December 31, 2017, he held 7,500 phantom units and 7,125 common units for a total of 14,625 units.

(6)
Mr. McCain was granted 3,000 phantom units in 2017 with a grant date fair value of $98,760. In addition, Mr. McCain received $49,380 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2017. As of December 31, 2017, he held 7,500 phantom units and 3,375 common units for a total of 10,875 units.

(7)
Mr. Pagano was granted 3,000 phantom units in 2017 with a grant date fair value of $82,680. In addition, Mr. Pagano received $41,340 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2017. As of December 31, 2017, he held 7,500 phantom units and 2,625 common units for a total of 10,125 units.

(8)
Mr. Richard was granted 3,000 phantom units in 2017 with a grant date fair value of $82,770. In addition, Mr. Richard received $20,693 in cash and 2,250 common units on account of 3,000 phantom units granted in earlier years that vested in 2017. As of December 31, 2017, he held 7,500 phantom units and 4,500 common units for a total of 12,000 units.

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

The limited partner interest in our partnership is divided into units. As of February 15, 2018, the following units were outstanding: 348.6 million common units and 135.4 million subordinated units. In addition, as of February 15, 2018, there were 9.9 million general partner units outstanding.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units, subordinated units and/or general partner units as of February 15, 2018:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	104,488,671	30%	135,383,831	100%	51%
Cheniere Energy Partners LP Holdings, LLC	104,488,671	30%	135,383,831	100%	49%
Blackstone Group (2)	4,382,079	1%	—	—	1%
Blackstone CQP Holdco	198,978,886	57%	—	—	40%

(1)
Cheniere Energy, Inc. is the parent company of Cheniere Energy Partners LP Holdings, LLC and may, therefore, be deemed to beneficially own the units held by Cheniere Energy Partners LP Holdings, LLC. Cheniere Energy, Inc. owns 82.7% of the outstanding common shares of Cheniere Energy Partners LP Holdings, LLC, as well as the sole share of that entity authorized to elect its directors. Cheniere Energy, Inc. also owns 9,877,232 of our general partner units.

(2)
Information is based on the Schedule 13D/A filed with the SEC on August 11, 2017 by the Blackstone Group, L.P., Blackstone CQP Common Holdco L.P., Blackstone CQP Common Holdco GP LLC, Blackstone Energy Management Associates L.L.C., Blackstone EMA L.L.C., Blackstone Management Associates VI L.L.C., BMA VI L.L.C., Blackstone Holdings III L.P.,

Blackstone Holdings III GP L.P., Blackstone Holdings III GP Management L.L.C., GSO Credit Alpha Fund AIV-2 LP, GSO Coastline Credit Partners LP, GSO Credit-A Partners LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Special Situations Fund LP, GSO Special Situations Master Fund LP, GSO Special Situations Overseas Master Fund Ltd., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings I/II GP Inc., GSO Capital Partners LP, GSO Advisor Holdings LLC, GSO Palmetto Opportunistic Associates LLC, GSO Credit-A Associates LLC, GSO Holdings I L.L.C., Blackstone Group Management L.L.C., Stephen A. Schwarzman, Bennett J. Goodman and J. Albert Smith III and a Form 4 filed with the SEC on January 2, 2018 by the Blackstone Group, L.P. Blackstone CQP Common Holdco L.P. is the record holder of 2,011,447 common units. GSO Credit-A Partners LP and GSO Palmetto Opportunistic Investment Partners LP are the record holders of 953,855 and 953,855 common units, respectively. GSO Credit Alpha Fund AIV-2 LP is the record owner of 462,922 common units. Blackstone CQP Holdco is the record holder of 198,978,886 common units. The address of the various persons identified in this footnote is 345 Park Avenue, New York, New York 10154.

Directors and Executive Officers

The following table sets forth information with respect to our common units owned of record and beneficially as of February 15, 2018, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 15, 2018, the current directors and executive officers of Cheniere Partners beneficially owned an aggregate of 29,263 common units (less than 1% of the outstanding common units at the time).

The table also presents the ownership of common shares of Cheniere Energy Partners LP Holdings, LLC and shares of common stock of Cheniere Energy, Inc. owned of record or beneficially as of February 15, 2018, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. Cheniere Energy Partners LP Holdings, LLC owns a majority interest in Cheniere Partners. Cheniere Energy, Inc. owns a majority interest in Cheniere Energy Partners LP Holdings, LLC. As of February 15, 2018, Cheniere Energy Partners LP Holdings, LLC had 231.7 million common shares outstanding and Cheniere Energy, Inc. had 237.7 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Jack A. Fusco (1)	—	—%	—	—%	597,166	(1)	*%
Michael J. Wortley	—	—	—	—	468,788		*
Eric Bensaude	—	—	—	—	3,000		*
Doug Shanda	2,850	*	—	—	116,353		*
Philip Meier	—	—	—	—	—		—
John-Paul Munfa (2)	—	—	—	—	—		—
Sean T. Klimczak	—	—	—	—	—		—
Jamie Welch (2)	8,788	*	—	—	—		—
James R. Ball	7,125	*	—	—	—		—
Lon McCain	3,375	*	—	—	—		—
Vincent Pagano, Jr.	2,625	*	—	—	—		—
Oliver G. Richard, III	4,500	*	—	—	—		—
All current directors and executive officers as a group (11 persons)	29,263	*%	—	—%	1,185,307		*%

*    Less than 1%

(1)	Includes 154,378 shares held by trust.

(2)
Messrs. Meier, Munfa and Welch were appointed as directors of our general partner pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2017 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	18,750	N/A	1,218,500
Total	18,750	N/A	1,218,500

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

Arrangements involving Mr. Meier and Meier Consulting LLC
As noted above, Blackstone CQP Holdco, Mr. Meier and Meier Consulting LLC entered into the Meier Consulting Letter Agreement, pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. As compensation for the consulting services, Blackstone CQP Holdco agreed to pay Mr. Meier an annual base consulting fee of $375,000 per year and an annual performance consulting fee in Blackstone CQP Holdco’s discretion. The annual performance consulting fee paid in 2017 was $350,000. The consulting arrangement between Blackstone CQP Holdco and Mr. Meier may be terminated by Blackstone for cause or by either party upon 30 days’ advance written notice. In addition, Blackstone CQP Holdco paid Mr. Meier $1,684,285 upon the substantial completion of Trains 3 and 4 of the Liquefaction Project.

We entered into a letter agreement with Blackstone CQP Holdco (the “Blackstone Consultant Letter Agreement”), dated June 23, 2013, pursuant to which we agreed to reimburse Blackstone CQP Holdco for (a) 25% of the fees of Mr. Meier described in the Meier Consulting Letter Agreement and (b) 25% of the expenses of Mr. Meier incurred in connection with his consulting services relating to the Liquefaction Project which are either to be paid or reimbursed by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement. We did not reimburse Blackstone CQP Holdco for any fees and expenses with respect to 2017 under the Blackstone Consultant Letter Agreement.
Independent Directors

Because we are a limited partnership, the NYSE American does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by NYSE American. The board of our general partner has determined that Messrs. Ball, McCain, Pagano and Richard are independent directors in accordance with the following NYSE American independence standards. A director would not be independent if any of the following relationships exists:

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2017 and 2016. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2017 and 2016 (in millions):

	Fiscal 2017	Fiscal 2016
Audit Fees	$3	$3

Audit Fees—Audit fees for 2017 and 2016 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2017 and 2016.

Tax Fees—There were no tax fees in 2017 and 2016.

Other Fees—There were no other fees in 2017 and 2016.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2017 and 2016 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant for the years ended December 31, 2017, 2016 and 2015	114

(3)	Exhibits:

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
2.1
Contribution and Conveyance Agreement, by and among the Partnership, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC, effective as of March 26, 2007 (Incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

2.2
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among the Partnership, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1
Certificate of Limited Partnership of the Partnership (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

Exhibit No.	Description
3.2
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of February 14, 2017 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 21, 2017)

3.3
Certificate of Formation of Cheniere Partners GP (Incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

3.4
Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)
4.2
Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.3	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.2 above)
4.4
First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.5
Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.6	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.5 above)
4.7
Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.8	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.7 above)
4.9
Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.10	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.12	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.14	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

4.16	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.15 above)
4.17
Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.18
Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.19	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.18 above)
4.20
Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.21	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.20 above)

Exhibit No.	Description
4.22
Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.23	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)
4.24
Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.25
First Supplemental Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.26	Form of 5.250% Senior Note due 2025 (Included as Exhibit A-1 to Exhibit 4.25 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and SPLNG (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of SPLNG (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and SPLNG (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to SPLNG (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between SPL and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Letter Agreement, dated May 28, 2013, by and between SPL and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.14
Guarantee Agreement, dated as of July 31, 2012, by the Partnership in favor of SPLNG (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

Exhibit No.	Description
10.15
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among SPL, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.16
Credit and Guaranty Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.17
Administrative Amendment, dated August 7, 2017, to the Credit and Guaranty Agreement among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 9, 2017)

10.18
Depositary Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and Depositary Bank (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.19
Omnibus Amendment and Waiver, dated as of October 14, 2016, to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016 among the Partnership, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time and to (b) the Depositary Agreement, dated as of February 25, 2016, among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time (Incorporated by reference to Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2017)

10.20*
Second Omnibus Amendment, dated as of September 28, 2017 to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among the Partnership as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time, to (b) the Depositary Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time and to (c) the Intercreditor Agreement, dated as of February 25, 2016 by and among the Borrower, the Administrative Agent, the Collateral Agent, and each other person party thereto from time to time

10.21
Registration Rights Agreement, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

10.22†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.23†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.24†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.25†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.26†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.27†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.28†
Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2016)

Exhibit No.	Description
10.29
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and SPLNG (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.30
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Investments (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.31
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.32
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.33
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.34
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.35
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.36
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.37
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

Exhibit No.	Description
10.38
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016, and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.39
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.40
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017 (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 9, 2017)

10.41*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00022 OSHA Handrail and Guardrail Modifications, dated October 24, 2017, (ii) the Change Order CO-00023 Operating Spare Part Provisional Sum Closeout, dated October 31, 2017 and (iii) the Change Order CO-00024, dated November 28, 2017

10.42
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.43
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.44
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.45
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.46
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.47
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.48
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.49
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.50
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL(Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.51
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.52
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC) (Incorporated by reference to Exhibit 10.14 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 24, 2017)

10.53
Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.54
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.55
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.56
Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.57
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.58
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.76 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.59
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and SPL (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.60
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.61
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.62
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.63
Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.64
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.74 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.65
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.66
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.67
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.73 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.68
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, the Partnership, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 6, 2012)

21.1*	Subsidiaries of the Partnership
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEETS
(in millions)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,033	234
Prepaid expenses and other	8	—
Total current assets	1,041	234

Property, plant and equipment, net	80	79
Debt issuance and deferred financing costs, net	20	63
Investment in affiliates	2,076	2,617
Non-current derivative assets	14	16
Total assets	$3,231	$3,009

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accrued interest costs and related debt fees	$23	$1
Derivative liabilities	—	3
Other current liabilities	—	2
Total current liabilities	23	6

Long-term debt, net	2,569	2,560

Partners’ equity	639	443
Total liabilities and partners’ equity	$3,231	$3,009

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating costs and expenses
Operating and maintenance expense	$4	$5	$3
Operating and maintenance expense—affiliate	6	—	—
General and administrative expense	4	4	3
General and administrative expense—affiliate	11	12	11
Depreciation and amortization expense	2	1	—
Total operating costs and expenses	27	22	17

Other income (expense)
Interest expense, net of capitalized interest	(111)	(23)	—
Loss on early extinguishment of debt	(25)	—	—
Derivative gain, net	6	12	—
Other income	4	—	—
Equity income (loss) of affiliates	643	(138)	(302)
Total other income (expense)	517	(149)	(302)

Net income (loss)	$490	$(171)	$(319)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(101)	$(53)	$(43)

Cash flows from investing activities
Property, plant and equipment, net	—	—	(1)
Investments in subsidiaries	(245)	(2,429)	13
Distributions received from affiliates, net	1,431	218	18
Net cash provided by (used in) investing activities	1,186	(2,211)	30

Cash flows from financing activities
Proceeds from issuance of debt	1,500	2,560	—
Repayments of debt	(1,470)	—	—
Debt issuance and deferred financing costs	(22)	(73)	—
Distributions to owners	(294)	(99)	(99)
Net cash provided by (used in) financing activities	(286)	2,388	(99)

Net increase (decrease) in cash, cash equivalents and restricted cash	799	124	(112)
Cash, cash equivalents and restricted cash—beginning of period	234	110	222
Cash, cash equivalents and restricted cash—end of period	$1,033	$234	$110

Balances per Condensed Balance Sheets:

	December 31
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash	1,033	234
Total cash, cash equivalents and restricted cash	$1,033	$234

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

The Condensed Financial Statements should be read in conjunction with Cheniere Partners’ Consolidated Financial Statements.

NOTE 2—DEBT

As of December 31, 2017 and 2016, our debt consisted of the following (in millions):

	December 31,
	2017	2016
Long-term debt:
5.250% Senior Notes due 2025	$1,500	$—
2016 CQP Credit Facilities	1,090	2,560
Unamortized debt issuance costs	(21)	—
Total long-term debt, net	$2,569	$2,560

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2017 (in millions):

Years Ending December 31,	Principal Payments
2018	$—
2019	55
2020	1,035
2021	—
2022	—
Thereafter	1,500
Total	$2,590

 NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2017	2016	2015
Non-cash capital distributions (contributions) (1)	$643	$(138)	$(302)

(1)	Amounts represent equity income (loss) of affiliates not funded by Cheniere Partners.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 20, 2018
Jack A. Fusco

/s/ Michael J. Wortley	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 20, 2018
Michael J. Wortley

/s/ Leonard Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2018
Leonard Travis

/s/ Eric Bensaude	Director	February 20, 2018
Eric Bensaude

/s/ Doug Shanda	Director	February 20, 2018
Doug Shanda

/s/ Philip Meier	Director	February 20, 2018
Philip Meier

/s/ John-Paul Munfa	Director	February 20, 2018
John-Paul Munfa

/s/ Jamie Welch	Director	February 20, 2018
Jamie Welch

/s/ James R. Ball	Director	February 20, 2018
James R. Ball

/s/ Lon McCain	Director	February 20, 2018
Lon McCain

/s/ Vincent Pagano Jr.	Director	February 20, 2018
Vincent Pagano Jr.

/s/ Oliver G. Richard, III	Director	February 20, 2018
Oliver G. Richard, III