Form 10-Q
period 2018-03-31
Cheniere Energy Partners, L.P.
filed 2018-05-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 1, 2018, the registrant had 348,619,292 common units and 135,383,831 subordinated units outstanding

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,477	1,589
Accounts and other receivables	240	191
Accounts receivable—affiliate	114	163
Advances to affiliate	97	36
Inventory	83	95
Other current assets	54	65
Total current assets	2,065	2,139

Property, plant and equipment, net	15,145	15,139
Debt issuance costs, net	34	38
Non-current derivative assets	24	31
Other non-current assets, net	197	206
Total assets	$17,465	$17,553

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$11	$12
Accrued liabilities	509	637
Due to affiliates	30	68
Deferred revenue	95	111
Deferred revenue—affiliate	—	1
Derivative liabilities	4	—
Total current liabilities	649	829

Long-term debt, net	16,052	16,046
Non-current deferred revenue	—	1
Non-current derivative liabilities	3	3
Other non-current liabilities	11	10
Other non-current liabilities—affiliate	25	25

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at March 31, 2018 and December 31, 2017)	1,731	1,670
Subordinated unitholders’ interest (135.4 million units issued and outstanding at March 31, 2018 and December 31, 2017)	(1,019)	(1,043)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at March 31, 2018 and December 31, 2017)	13	12
Total partners’ equity	725	639
Total liabilities and partners’ equity	$17,465	$17,553

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
LNG revenues	$1,015	$492
LNG revenues—affiliate	503	331
Regasification revenues	65	65
Other revenues	10	2
Other revenues—affiliate	—	1
Total revenues	1,593	891

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	837	513
Operating and maintenance expense	95	50
Operating and maintenance expense—affiliate	26	18
General and administrative expense	4	3
General and administrative expense—affiliate	18	22
Depreciation and amortization expense	105	66
Total operating costs and expenses	1,085	672

Income from operations	508	219

Other income (expense)
Interest expense, net of capitalized interest	(185)	(130)
Loss on early extinguishment of debt	—	(42)
Derivative gain, net	8	—
Other income	4	—
Total other expense	(173)	(172)

Net income	$335	$47

Basic and diluted net income (loss) per common unit	$0.67	$(0.80)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	348.6	57.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in millions)
(unaudited)

	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	348.6	$1,670	135.4	$(1,043)	9.9	$12	$639
Net income	—	236	—	92	—	7	335
Distributions	—	(175)	—	(68)	—	(6)	(249)
Balance at March 31, 2018	348.6	$1,731	135.4	$(1,019)	9.9	$13	$725

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$335	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105	66
Amortization of debt issuance costs, deferred commitment fees, premium and discount	8	10
Loss on early extinguishment of debt	—	42
Total losses on derivatives, net	42	39
Net cash used for settlement of derivative instruments	(3)	(13)
Other	2	—
Changes in operating assets and liabilities:
Accounts and other receivables	(50)	(11)
Accounts receivable—affiliate	48	59
Advances to affiliate	(56)	(41)
Inventory	12	17
Accounts payable and accrued liabilities	(69)	(38)
Due to affiliates	(25)	(68)
Deferred revenue	(18)	(11)
Other, net	—	1
Other, net—affiliate	—	16
Net cash provided by operating activities	331	115

Cash flows from investing activities
Property, plant and equipment, net	(194)	(524)
Net cash used in investing activities	(194)	(524)

Cash flows from financing activities
Proceeds from issuances of debt	—	2,314
Repayments of debt	—	(703)
Debt issuance and deferred financing costs	—	(26)
Distributions to owners	(249)	(25)
Net cash provided by (used in) financing activities	(249)	1,560

Net increase (decrease) in cash, cash equivalents and restricted cash	(112)	1,151
Cash, cash equivalents and restricted cash—beginning of period	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,477	$1,756

Balances per Consolidated Balance Sheet:

March 31,
2018
Cash and cash equivalents	$—
Restricted cash	1,477
Total cash, cash equivalents and restricted cash	$1,477

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

Cheniere Holdings, Blackstone CQP Holdco and the public own a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere Holdings’ ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$561	$544
CQP and cash held by guarantor subsidiaries	916	1,045
Total current restricted cash	$1,477	$1,589

Under our $2.8 billion credit facilities (the “2016 CQP Credit Facilities”), we, as well as Cheniere Investments, SPLNG and CTPL as our guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to us. Specifically, we, Cheniere Investments, SPLNG and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
SPL trade receivable	$232	$185
Other accounts receivable	8	6
Total accounts and other receivables	$240	$191

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 5—INVENTORY

As of March 31, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Natural gas	$16	$17
LNG	14	26
Materials and other	53	52
Total inventory	$83	$95

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	March 31,	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$12,690	$12,703
LNG terminal construction-in-process	3,431	3,310
Accumulated depreciation	(982)	(880)
Total LNG terminal costs, net	15,139	15,133
Fixed assets
Fixed assets	23	23
Accumulated depreciation	(17)	(17)
Total fixed assets, net	6	6
Property, plant and equipment, net	$15,145	$15,139

Depreciation expense was $102 million and $64 million during the three months ended March 31, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $124 million in the three months ended March 31, 2017 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

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

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	March 31, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CQP Interest Rate Derivatives asset	$—	$27	$—	$27	$—	$21	$—	$21
Liquefaction Supply Derivatives asset	—	—	10	10	2	10	43	55

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2018. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$10	Market approach incorporating present value techniques	Basis Spread	$(0.515) - $0.095

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$43	$79
Realized and mark-to-market losses:
Included in cost of sales	(13)	(41)
Purchases and settlements:
Purchases	3	4
Settlements	(23)	(1)
Balance, end of period	$10	$41
Change in unrealized gains relating to instruments still held at end of period	$(13)	$(41)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

During the three months ended March 31, 2018, there were no changes to the terms of the interest rate swaps (“CQP Interest Rate Derivatives”) we entered into to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2016 CQP Credit Facilities. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”). In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 SPL Credit Facilities.

As of March 31, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

The following table shows the fair value and location of the CQP Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
Balance Sheet Location	2018	2017
Other current assets	$12	$7
Non-current derivative assets	15	14
Total derivative assets	$27	$21

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain, net on our Consolidated Statements of Income during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
CQP Interest Rate Derivatives gain	$8	$2
SPL Interest Rate Derivatives loss	—	(2)

Liquefaction Supply Derivatives

SPL had secured up to approximately 2,179 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2018 and December 31, 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,521 TBtu and 1,520 TBtu as of March 31, 2018 and December 31, 2017, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	March 31, 2018	December 31, 2017
Other current assets	$8	$41
Non-current derivative assets	9	17
Total derivative assets	17	58

Derivative liabilities	(4)	—
Non-current derivative liabilities	(3)	(3)
Total derivative liabilities	(7)	(3)

Derivative asset, net	$10	$55

(1)	Does not include a collateral call of $1 million for such contracts, which is included in other current assets in our Consolidated Balance Sheets as of both March 31, 2018 and December 31, 2017.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three months ended March 31, 2018 and 2017 (in millions):

		Three Months Ended March 31,
	Statement of Income Location (1)	2018	2017
Liquefaction Supply Derivatives loss (2)	Cost of sales	$50	$39

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2018
CQP Interest Rate Derivatives	$27	$—	$27
Liquefaction Supply Derivatives	25	(8)	17
Liquefaction Supply Derivatives	(9)	2	(7)
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—OTHER NON-CURRENT ASSETS

As of March 31, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$18	$26
Advances made to municipalities for water system enhancements	93	93
Advances and other asset conveyances to third parties to support LNG terminals	29	30
Tax-related payments and receivables	25	25
Information technology service assets	23	24
Other	9	8
Total other non-current assets, net	$197	$206

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Interest costs and related debt fees	$186	$253
Sabine Pass LNG terminal and related pipeline costs	319	384
Other accrued liabilities	4	—
Total accrued liabilities	$509	$637

NOTE 10—DEBT

As of March 31, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $5 and $6	$2,005	$2,006
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $5	1,505	1,505
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and $1	1,349	1,349
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
2016 CQP Credit Facilities	1,090	1,090
Unamortized debt issuance costs	(197)	(204)
Total long-term debt, net	16,052	16,046

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$16,052	$16,046

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2018 (in millions):

	SPL Working Capital Facility	2016 CQP Credit Facilities
Original facility size	$1,200	$2,800
Less:
Outstanding balance	—	1,090
Commitments prepaid or terminated	—	1,470
Letters of credit issued	706	20
Available commitment	$494	$220

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principal payments due quarterly commencing on March 31, 2019

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Restrictive Debt Covenants

As of March 31, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Total interest cost	$232	$211
Capitalized interest	(47)	(81)
Total interest expense, net	$185	$130

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$14,359	$15,116	$14,360	$15,485
2037 SPL Senior Notes (2)	800	838	800	871
Credit facilities (3)	1,090	1,090	1,090	1,090

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

(3)
Includes SPL Working Capital Facility and 2016 CQP Credit Facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
LNG revenues	$996	$485
LNG revenues—affiliate	503	331
Regasification revenues	65	65
Other revenues	10	2
Other revenues—affiliate	—	1
Total revenues from customers	1,574	884
Revenues from derivative instruments	19	7
Total revenues	$1,593	$891

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a Free on Board (“FOB”) (delivered to the customer at the Sabine Pass LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfers to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the optional exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the optional exception, variable consideration related to the sale of LNG is also not included in the transaction price.

Fees received pursuant to SPAs are recognized as LNG revenues only after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use.

Regasification Revenues

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term TUAs with unaffiliated third-party customers, under which they are required to pay fixed monthly fees regardless of their use of the LNG terminal. Each of the customers has reserved approximately 1.0 Bcf/d of regasification capacity. The customers are each obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually for 20 years that commenced in 2009, which is representative of fixed consideration in the contract. A portion of this fee is adjusted annually for inflation which is considered variable consideration. The remaining capacity of the Sabine Pass LNG terminal has been reserved by SPL, for which the associated revenues are eliminated in consolidation.

Because SPLNG is continuously available to provide regasification service on a daily basis with the same pattern of transfer, we have concluded that SPLNG provides a single performance obligation to its customers on a continuous basis over time. We have determined that an output method of recognition based on elapsed time best reflects the benefits of this service to the customer and accordingly, LNG regasification capacity reservation fees are recognized as regasification revenues on a straight-line basis

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

over the term of the respective TUAs. We have concluded that the inflation element within the contract meets the optional exception for allocating variable consideration and accordingly the inflation adjustment is not included in the transaction price and will be recognized over the year in which the inflation adjustment relates on a straight-line basis.

In 2012, SPL entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), whereby SPL would progressively gain access to Total’s capacity and other services provided under its TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6.

Upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During the three months ended March 31, 2018 and 2017, SPL recorded $8 million and zero as operating and maintenance expense under this partial TUA assignment agreement.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue” (in millions):

	Three Months Ended March 31,
	2018	2017
Deferred revenues, beginning of period	$111	$73
Cash received but not yet recognized	95	61
Revenue recognized from prior period deferral	(111)	(71)
Deferred revenues, end of period	$95	$63

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the three months ended March 31, 2018 and 2017 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$55.2	10.0
Regasification revenues	2.8	5.6
Total revenues	$58.0

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following optional exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. The receipt of such variable consideration is considered constrained due to the uncertainty of ultimate pricing and receipt and we have not included such variable consideration in the transaction price. During the three months ended March 31, 2018, approximately 56% of our LNG Revenues, 100% of our LNG revenues—affiliate and approximately 3% of our Regasification Revenues were related to variable consideration received from customers.

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train or obtaining financing. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of March 31, 2017.

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$503	$331

Other revenues—affiliate
Terminal Marine Services Agreement	—	1

Operating and maintenance expense—affiliate
Services Agreements	26	18

General and administrative expense—affiliate
Services Agreements	18	22

LNG Terminal Capacity Agreements

Terminal Use Agreements

SPL obtained approximately 2.0 Bcf/d of regasification capacity and other liquefaction support services under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after May 2016.

In connection with this TUA, SPL is required to pay for a portion of the cost (primarily LNG inventory) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is recorded as operating and maintenance expense on our Consolidated Statements of Income.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three months ended March 31, 2018 and 2017, respectively, related to the Amended and Restated VCRA.

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

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, SPL executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, Train 5 of the Liquefaction Project.

Services Agreements
As of March 31, 2018 and December 31, 2017, we had $97 million and $36 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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
(unaudited)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of both March 31, 2018 and December 31, 2017, we had $25 million of both other non-current assets resulting from SPLNG’s ad valorem tax payments and non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2018 and 2017.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On April 27, 2018, we declared a $0.55 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on May 15, 2018 to unitholders of record as of May 7, 2018 for the period from January 1, 2018 to March 31, 2018.

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

The Class B units, which were mandatorily converted into our common units in accordance with the terms of our partnership agreement on August 2, 2017, were issued at a discount to the market price of the common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature was considered a dividend that was distributed ratably with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortized the beneficial conversion feature through the mandatory conversion date of August 2, 2017 using the effective yield method, with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature was also included in earnings per unit for the three months ended March 31, 2017.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing net income (loss) per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units	IDR
Three Months Ended March 31, 2018
Net income	$335
Declared distributions	278	192	—	74	6	6
Assumed allocation of undistributed net income (1)	$57	40	—	16	1	—
Assumed allocation of net income		$232	$—	$90	$7	$6

Weighted average units outstanding		348.6	—	135.4
Net income per unit (2)		$0.67		$0.67

Three Months Ended March 31, 2017
Net income	$47
Declared distributions	25	24	—	—	1	—
Amortization of beneficial conversion feature of Class B units	—	(70)	235	(165)	—	—
Assumed allocation of undistributed net income	$22	—	—	22	—	—
Assumed allocation of net income		$(46)	$235	$(143)	$1	$—

Weighted average units outstanding		57.1	145.3	135.4
Net loss per unit (2)		$(0.80)		$(1.06)

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

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues		Percentage of Accounts Receivable from Third Parties
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Customer A	31%	54%	33%	39%
Customer B	25%	29%	19%	32%
Customer C	25%	—%	19%	26%
Customer D	*	—%	26%	—%

* Less than 10%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$242	$175

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $200 million and $316 million as of March 31, 2018 and 2017, respectively.

NOTE 16—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of March 31, 2018:

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
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we anticipate a material impact from the requirement to recognize all leases upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We also expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of recent accounting standards that were adopted by us during the reporting period:

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 11—Revenues from Contracts with Customers for additional disclosures.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
		January 1, 2018	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Operational

•
As of April 30, approximately 90 cargoes have been produced, loaded and exported from the Liquefaction Project in 2018. To date, approximately 350 cumulative LNG cargoes have been exported from the Liquefaction Project, with deliveries to 26 countries and regions worldwide.

Financial

•	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	561	544
CQP and cash held by guarantor subsidiaries	916	1,045
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	494	470
2016 CQP Credit Facilities (“2016 CQP Credit Facilities”)	220	220

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

2025 CQP Senior Notes

In September 2017, we issued an aggregate principal amount of $1.5 billion of 5.250% Senior Notes due 2025 (“the 2025 CQP Senior Notes”), which are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing the release of its guarantee, Sabine Pass LNG-LP, LLC (collectively, the “CQP Guarantors”). Net proceeds of the offering of approximately $1.5 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay a portion of the outstanding indebtedness under the 2016 CQP Credit Facilities.

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

2016 CQP Credit Facilities

In February 2016, we entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017, we issued the 2025 CQP Senior Notes and the net proceeds were used to prepay $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities. As of both March 31, 2018 and December 31, 2017, we had $220 million of available commitments, $20 million aggregate amount of issued letters of credit and $1.1 billion of outstanding borrowings under the 2016 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. The following table summarizes the status of Train 5 of the Liquefaction Project as of March 31, 2018:

Train 5
Overall project completion percentage	89.3%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	70.2%
Construction	78.0%
Date of expected substantial completion	1H 2019

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

In January 2018, the DOE issued orders authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2018, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2018, SPL has secured up to approximately 2,179 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through March 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after May 2016. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended March 31, 2018 and 2017, SPL recorded $8 million and zero, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $124 million in the three months ended March 31, 2017 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Senior notes (1)	$15,150	$15,150
Credit facilities outstanding balance (2)	1,090	1,090
Letters of credit issued (3)	706	730
Available commitments under credit facilities (3)	494	470
Total capital resources from borrowings and available commitments	$17,440	$17,440

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our 2025 CQP Senior Notes.

(2)	Includes SPL Working Capital Facility and CTPL and SPLNG tranche term loans outstanding under the 2016 CQP Credit Facilities.

(3)
Consists of SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the 2016 CQP Credit Facilities, which are not specifically for the Liquefaction Project.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2018 and December 31, 2017, SPL had $494 million and $470 million of available commitments and $706 million and $730 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. As of both March 31, 2018 and December 31, 2017, SPL had zero loans outstanding under the SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of March 31, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2018	2017
Operating cash flows	$331	$115
Investing cash flows	(194)	(524)
Financing cash flows	(249)	1,560

Net increase (decrease) in cash, cash equivalents and restricted cash	(112)	1,151
Cash, cash equivalents and restricted cash—beginning of period	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,477	$1,756

Operating Cash Flows

Our operating cash inflows during the three months ended March 31, 2018 and 2017 were $331 million and $115 million, respectively. The $216 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2018. There were four Trains operating during the three months ended March 31, 2018, whereas two Trains were operating during the three months ended March 31, 2017.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2018 and 2017 were $194 million and $524 million, respectively, and were primarily used to fund the construction costs of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash outflows during the three months ended March 31, 2018 were a result of $249 million of distributions to unitholders. Financing cash inflows during the three months ended March 31, 2017 were $1.6 billion, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$26 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$25 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2018 and 2017:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
February 14, 2018	October 1 - December 31, 2017	$0.500	$0.500	$174	$68	$5	$1
February 13, 2017	October 1 - December 31, 2016	0.425	—	24	—	0.5	—

On April 27, 2018, we declared a $0.55 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on May 15, 2018 to unitholders of record as of May 7, 2018 for the period from January 1, 2018 to March 31, 2018.

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

Results of Operations

Our consolidated net income was $335 million, or $0.67 income per common unit (basic and diluted), in the three months ended March 31, 2018, compared to a net income of $47 million, or $0.80 loss per common unit (basic and diluted), in the three months ended March 31, 2017. This $288 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2018	2017	Change
LNG revenues	$1,015	$492	$523
LNG revenues—affiliate	503	331	172
Regasification revenues	65	65	—
Other revenues	10	2	8
Other revenues—affiliate	—	1	(1)
Total revenues	$1,593	$891	$702

LNG volumes recognized as revenues (in TBtu)	241	128	113

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. During the three months ended March 31, 2018, Trains 1 through 4 were operational, whereas during the three months ended March 31, 2017, only Trains 1 and 2 were operational. Trains 3 and 4 achieved substantial completion in March 2017 and October 2017, respectively. The increase in revenues for the three months ended March 31, 2018 from the comparable period in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains. We expect our LNG revenues to increase in the future upon Train 5 becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offset to LNG terminal costs of $124 million corresponding to 18 TBtu of LNG in the three months ended March 31, 2017 that was related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three months ended March 31, 2018.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Cost of sales	$837	$513	$324
Operating and maintenance expense	95	50	45
Operating and maintenance expense—affiliate	26	18	8
General and administrative expense	4	3	1
General and administrative expense—affiliate	18	22	(4)
Depreciation and amortization expense	105	66	39
Total operating costs and expenses	$1,085	$672	$413

Our total operating costs and expenses increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the three months ended March 31, 2018, compared to two Trains operating during the three months ended March 31, 2017.

Cost of sales increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs, payroll and benefit costs of operations personnel and TUA reservation charges from payments made under the partial TUA assignment agreement with Total. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2018 from the three months ended March 31, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Interest expense, net of capitalized interest	$185	$130	$55
Loss on early extinguishment of debt	—	42	(42)
Derivative gain, net	(8)	—	(8)
Other income	(4)	—	(4)
Total other expense	$173	$172	$1

Interest expense, net of capitalized interest, increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. For the three months ended March 31, 2018, we incurred $232 million of total interest cost, of which we capitalized $47 million, which was directly related to the construction of the Liquefaction Project. For the three months ended March 31, 2017, we incurred $211 million of total interest cost, of which we capitalized $81 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Loss on early extinguishment of debt recognized in 2017 was attributable to the write-off of debt issuance costs upon termination of the remaining available balance of $1.6 billion under SPL’s previous credit facilities in connection with the issuance of the 2028 SPL Senior Notes and the 2037 SPL Senior Notes.

Derivative gain, net increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the three months ended March 31, 2017, the gain attributable to a relative increase in the long-term forward LIBOR curve during the period was partially offset by the $7 million loss recognized upon the termination of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under SPL’s previous credit facilities.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 16—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

	March 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$10	$—	$55	$5

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the CQP Interest Rate Derivatives as follows (in millions):

	March 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CQP Interest Rate Derivatives	$27	$5	$21	$5

See Note 7—Derivative Instruments for additional details about our derivative instruments.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than as discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal.  These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO.  We continue to work with PHMSA and other appropriate regulatory authorities to address the matters identified in the Consent Order. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00025 BOG and LNG Rundown, dated January 19, 2018, (ii) the Change Order CO-00026 Design Analysis of Existing East & West Jetty Piping and Structure for Simultaneous Loading, dated February 1, 2018, (iii) the Change Order CO-00027 Performance and Attendance Bonus (PAB) Transfer from Stage 2, dated February 1, 2018, and (iv) the Change Order CO-00028 Existing Jetty Structural Steel Supply, dated February 27, 2018

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	May 3, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2018	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)