Form 10-Q
period 2018-09-30
Cheniere Energy Partners, L.P.
filed 2018-11-08
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 2, 2018, the registrant had 348,623,792 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,457	1,589
Accounts and other receivables	224	191
Accounts receivable—affiliate	22	163
Advances to affiliate	189	36
Inventory	88	95
Other current assets	55	65
Total current assets	2,035	2,139

Property, plant and equipment, net	15,282	15,139
Debt issuance costs, net	15	38
Non-current derivative assets	25	31
Other non-current assets, net	179	206
Total assets	$17,536	$17,553

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$13	$12
Accrued liabilities	503	637
Due to affiliates	53	68
Deferred revenue	119	111
Deferred revenue—affiliate	—	1
Derivative liabilities	6	—
Total current liabilities	694	829

Long-term debt, net	16,059	16,046
Non-current derivative liabilities	2	3
Other non-current liabilities	10	11
Other non-current liabilities—affiliate	23	25

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at September 30, 2018 and December 31, 2017)	1,759	1,670
Subordinated unitholders’ interest (135.4 million units issued and outstanding at September 30, 2018 and December 31, 2017)	(1,008)	(1,043)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at September 30, 2018 and December 31, 2017)	(3)	12
Total partners’ equity	748	639
Total liabilities and partners’ equity	$17,536	$17,553

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
LNG revenues	$1,249	$723	$3,419	$1,718
LNG revenues—affiliate	205	111	886	864
Regasification revenues	66	65	196	195
Other revenues	9	3	28	7
Other revenues—affiliate	—	1	—	2
Total revenues	1,529	903	4,529	2,786

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	756	490	2,291	1,580
Operating and maintenance expense	113	73	306	205
Operating and maintenance expense—affiliate	31	31	87	70
Development expense	1	1	2	2
General and administrative expense	3	5	9	10
General and administrative expense—affiliate	18	18	53	63
Depreciation and amortization expense	107	87	318	239
Impairment expense and loss on disposal of assets	8	—	8	—
Other	—	1	—	1
Total operating costs and expenses	1,037	706	3,074	2,170

Income from operations	492	197	1,455	616

Other income (expense)
Interest expense, net of capitalized interest	(183)	(153)	(552)	(437)
Loss on modification or extinguishment of debt	(12)	(25)	(12)	(67)
Derivative gain (loss), net	2	1	13	(2)
Other income	8	3	19	6
Total other expense	(185)	(174)	(532)	(500)

Net income	$307	$23	$923	$116

Basic and diluted net income (loss) per common unit	$0.60	$(1.10)	$1.82	$(4.12)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	348.6	247.2	348.6	121.2

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in millions)
(unaudited)

	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	348.6	$1,670	135.4	$(1,043)	9.9	$12	$639
Net income	—	651	—	253	—	19	923
Distributions	—	(562)	—	(218)	—	(34)	(814)
Balance at September 30, 2018	348.6	$1,759	135.4	$(1,008)	9.9	$(3)	$748

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$923	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	318	239
Amortization of debt issuance costs, deferred commitment fees, premium and discount	24	28
Loss on modification or extinguishment of debt	12	67
Total losses on derivatives, net	29	53
Net cash used for settlement of derivative instruments	—	(15)
Impairment expense and loss on disposal of assets	8	—
Other	5	1
Changes in operating assets and liabilities:
Accounts and other receivables	(33)	(69)
Accounts receivable—affiliate	140	82
Advances to affiliate	(79)	(36)
Inventory	6	28
Accounts payable and accrued liabilities	(77)	19
Due to affiliates	(5)	(47)
Deferred revenue	6	58
Other, net	(10)	(9)
Other, net—affiliate	(3)	(2)
Net cash provided by operating activities	1,264	513

Cash flows from investing activities
Property, plant and equipment, net	(578)	(1,195)
Net cash used in investing activities	(578)	(1,195)

Cash flows from financing activities
Proceeds from issuances of debt	1,100	3,814
Repayments of debt	(1,090)	(2,173)
Debt issuance and deferred financing costs	(8)	(47)
Debt extinguishment costs	(6)	—
Distributions to owners	(814)	(74)
Net cash provided by (used in) financing activities	(818)	1,520

Net increase (decrease) in cash, cash equivalents and restricted cash	(132)	838
Cash, cash equivalents and restricted cash—beginning of period	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,457	$1,443

Balances per Consolidated Balance Sheet:

September 30,
2018
Cash and cash equivalents	$—
Restricted cash	1,457
Total cash, cash equivalents and restricted cash	$1,457

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. The Sabine Pass LNG terminal has operational regasification facilities owned by SPLNG and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through CTPL.

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

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

met, but may transfer these rights separately from its general partner interest. The higher percentages range from 15% to 50%, inclusive of the general partner interest.

During the three months ended September 30, 2018, Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”), which holds limited partner interests in us, merged with a wholly owned subsidiary of Cheniere. As of September 30, 2018, Cheniere, Blackstone CQP Holdco and the public own a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$649	$544
Cash held by us and our guarantor subsidiaries	808	1,045
Total current restricted cash	$1,457	$1,589

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

Under our credit facilities (the “CQP Credit Facilities”), we and each of our subsidiaries other than SPL, as our guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the CQP Credit Facilities and the related depositary agreement governing the extension of credit to us. Specifically, we may only withdraw funds from collateral accounts held at a designated depositary bank on a limited basis and for specific purposes, including for the payment of our operating expenses and the operating expenses of our guarantor subsidiaries. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
SPL trade receivable	$213	$185
Other accounts receivable	11	6
Total accounts and other receivables	$224	$191

NOTE 5—INVENTORY

As of September 30, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Natural gas	$9	$17
LNG	21	26
Materials and other	58	52
Total inventory	$88	$95

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$12,706	$12,703
LNG terminal construction-in-process	3,757	3,310
Accumulated depreciation	(1,187)	(880)
Total LNG terminal costs, net	15,276	15,133
Fixed assets
Fixed assets	26	23
Accumulated depreciation	(20)	(17)
Total fixed assets, net	6	6
Property, plant and equipment, net	$15,282	$15,139

Depreciation expense was $104 million and $85 million during the three months ended September 30, 2018 and 2017, respectively, and $310 million and $233 million during the nine months ended September 30, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $79 million and $242 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CQP Interest Rate Derivatives asset	$—	$28	$—	$28	$—	$21	$—	$21
Liquefaction Supply Derivatives asset (liability)	(1)	1	19	19	2	10	43	55

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2018. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$19	Market approach incorporating present value techniques	Basis Spread	$(0.448) - $0.079

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$11	$40	$43	$79
Realized and mark-to-market gains (losses):
Included in cost of sales	4	(8)	(5)	(43)
Purchases and settlements:
Purchases	4	(1)	8	1
Settlements	1	(2)	(27)	(8)
Transfers out of Level 3 (1)	(1)	—	—	—
Balance, end of period	$19	$29	$19	$29
Change in unrealized gains relating to instruments still held at end of period	$4	$(8)	$(5)	$(43)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

We had entered into interest rate swaps (“CQP Interest Rate Derivatives”) to hedge a portion of the variable interest payments on the CQP Credit Facilities, based on a portion of the expected outstanding borrowings over the term of the CQP Credit Facilities. In September 2018, we terminated approximately $1.2 billion of commitments under the CQP Credit Facilities, as discussed in Note 10—Debt. In October 2018, we terminated the CQP Interest Rate Derivatives related to the CQP Credit Facilities, which resulted in a derivative gain of $28 million.

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “SPL Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the SPL Credit Facilities. In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the SPL Credit Facilities.

As of September 30, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR

The following table shows the fair value and location of the CQP Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
Consolidated Balance Sheet Location	2018	2017
Other current assets	$19	$7
Non-current derivative assets	9	14
Total derivative assets	$28	$21

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CQP Interest Rate Derivatives gain	$2	$1	$13	$—
SPL Interest Rate Derivatives loss	—	—	—	(2)

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent.

SPL had secured up to approximately 2,755 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2018 and December 31, 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 2,206 TBtu and 1,520 TBtu as of September 30, 2018 and December 31, 2017, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Other current assets	$11	$41
Non-current derivative assets	16	17
Total derivative assets	27	58

Derivative liabilities	(6)	—
Non-current derivative liabilities	(2)	(3)
Total derivative liabilities	(8)	(3)

Derivative asset, net	$19	$55

(1)
Does not include collateral calls of $2 million and $1 million as of September 30, 2018 and December 31, 2017, respectively, for such contracts, which are included in other current assets in our Consolidated Balance Sheets.

The following table shows the changes in the fair value and settlements of our Liquefaction Supply Derivatives recorded in cost of sales on our Consolidated Statements of Income during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Liquefaction Supply Derivatives gain (loss) (1)	$10	$(11)	$(42)	$(51)

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2018
CQP Interest Rate Derivatives	$28	$—	$28
Liquefaction Supply Derivatives	31	(4)	27
Liquefaction Supply Derivatives	(13)	5	(8)
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—OTHER NON-CURRENT ASSETS

As of September 30, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$15	$26
Advances made to municipalities for water system enhancements	90	93
Advances and other asset conveyances to third parties to support LNG terminals	29	30
Tax-related payments and receivables	17	25
Information technology service assets	20	24
Other	8	8
Total other non-current assets, net	$179	$206

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Interest costs and related debt fees	$186	$253
Accrued natural gas purchases	249	298
LNG terminal and related pipeline costs	59	86
Other accrued liabilities	9	—
Total accrued liabilities	$503	$637

NOTE 10—DEBT

As of September 30, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	—
CQP Credit Facilities	—	1,090
Unamortized premium, discount and debt issuance costs, net	(191)	(194)
Total long-term debt, net	16,059	16,046

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$16,059	$16,046

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2018 Debt Issuances and Redemptions

2026 CQP Senior Notes

In September 2018, we issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. Net proceeds of the offering of approximately $1.1 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay all of the outstanding indebtedness under the CQP Credit Facilities, resulting in the recognition of debt modification and extinguishment costs of $12 million for the three and nine months ended September 30, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs. As of September 30, 2018, only a $115 million revolving credit facility, all of which is undrawn, remains as part of the CQP Credit Facilities.

Borrowings under the 2026 CQP Senior Notes accrue interest at a fixed rate of 5.625%, and interest on the 2026 CQP Senior Notes is payable semi-annually in arrears. The 2026 CQP Senior Notes are governed by the same base indenture as the 2025 CQP Senior Notes (the “CQP Base Indenture”), and are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2021, we may redeem all or a part of the 2026 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2026 CQP Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2021, we may redeem up to 35% of the aggregate principal amount of the 2026 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. At any time on or after October 1, 2021 through the maturity date of October 1, 2026, we may redeem the 2026 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2026 CQP Notes Indenture.

The 2026 CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the 2026 CQP Senior Notes and the 2025 CQP Senior Notes (collectively, the “CQP Senior Notes”) became unsecured. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the CQP Credit Facilities. The obligations under the CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the Guarantors and equity interests in the Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities).

In connection with the closing of the 2026 CQP Senior Notes offering, we and the Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, we and the Guarantors have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2026 CQP Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2026 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after the notes issuance date of September 11, 2018. Under specified circumstances, we and the Guarantors have also agreed to cause to become effective a shelf registration statement relating to resales of the 2026 CQP Senior Notes. We will be obligated to pay additional interest on the 2026 CQP Senior Notes if we fail to comply with our obligation to register the 2026 CQP Senior Notes within the specified time period.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2018 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities
Original facility size	$1,200	$2,800
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	2,685
Letters of credit issued	494	—
Available commitment	$706	$115

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Restrictive Debt Covenants

As of September 30, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest cost	$235	$227	$701	$662
Capitalized interest	(52)	(74)	(149)	(225)
Total interest expense, net	$183	$153	$552	$437

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$15,268	$16,098	$14,166	$15,485
2037 SPL Senior Notes (2)	791	831	790	871
Credit facilities (3)	—	—	1,090	1,090

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2025 CQP Senior Notes and 2026 CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes SPL Working Capital Facility and CQP Credit Facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues	$1,185	$717	$3,302	$1,695
LNG revenues—affiliate	205	111	886	864
Regasification revenues	66	65	196	195
Other revenues	9	3	28	7
Other revenues—affiliate	—	1	—	2
Total revenues from customers	1,465	897	4,412	2,763
Gains from derivative instruments (1)	64	6	117	23
Total revenues	$1,529	$903	$4,529	$2,786

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Because SPLNG is continuously available to provide regasification service on a daily basis with the same pattern of transfer, we have concluded that SPLNG provides a single performance obligation to its customers on a continuous basis over time. We have determined that an output method of recognition based on elapsed time best reflects the benefits of this service to the customer and accordingly, LNG regasification capacity reservation fees are recognized as regasification revenues on a straight-line basis over the term of the respective TUAs. We have concluded that the inflation element within the contract meets the exception for allocating variable consideration to specific parts of the contract and accordingly the inflation adjustment is not included in the transaction price and will be recognized over the year in which the inflation adjustment relates on a straight-line basis.

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

Upon substantial completion of Train 3 of the Liquefaction Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During each of the three months ended September 30, 2018 and 2017, SPL recorded $7.5 million and during the nine months ended September 30, 2018 and 2017, SPL recorded $23 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenues on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2018
Deferred revenues, beginning of period	$111
Cash received but not yet recognized	119
Revenue recognized from prior period deferral	(111)
Deferred revenues, end of period	$119

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the nine months ended September 30, 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$54.2	10.2
Regasification revenues	2.7	5.8
Total revenues	$56.9

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. During each of the three and nine months ended September 30, 2018, approximately 55% of our LNG revenues, 100% of our LNG revenues—affiliate and approximately 3% of our regasification revenues were related to variable consideration received from customers.

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of December 31, 2017.

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$205	$111	$886	$864

Other revenues—affiliate
Terminal Marine Services Agreement	—	1	—	2

Operating and maintenance expense—affiliate
Services Agreements	31	25	87	64
Other agreements	—	6	—	6
Total operating and maintenance expense—affiliate	31	31	87	70

General and administrative expense—affiliate
Services Agreements	18	18	53	63

LNG Terminal Capacity Agreements

Terminal Use Agreements

SPL obtained approximately 2.0 Bcf/d of regasification capacity and other liquefaction support services under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Investments, SPL and SPLNG entered into the terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments had the right to use SPL’s reserved capacity under the TUA and had the obligation to pay the TUA Fees required by the TUA to SPLNG. However, the revenue earned by SPLNG from the TUA Fees and the loss incurred by Cheniere Investments under the TURA are eliminated upon consolidation of our Consolidated Financial Statements. We have guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three and nine months ended September 30, 2018 and 2017 related to the Amended and Restated VCRA.

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

Services Agreements
As of September 30, 2018 and December 31, 2017, we had $189 million and $36 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investments’ subsidiaries receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere Investments according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

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

CTPL O&M Agreement

CTPL has an amended long-term operation and maintenance agreement (the “CTPL O&M Agreement”) with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the CTPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the CTPL O&M Agreement are required to be remitted to such subsidiary.

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of $25 million in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

to Cheniere Marketing equal to ad valorem tax levied on our LNG terminal in the year the Cameron Parish dollar-for-dollar credit is applied.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of September 30, 2018, we had $2 million in due to affiliates and $23 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing. As of December 31, 2017, we had $25 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay the wholly owned subsidiary of Cheniere a portion of its future revenues. Accordingly, Tug Services distributed $4 million to the wholly owned subsidiary of Cheniere during the nine months ended September 30, 2018, which is reported as part of the distributions to our general partner interest holders on the Consolidated Statement of Partners’ Equity. No amounts were distributed during the nine months ended September 30, 2017.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2018 and 2017.

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

NOTE 13—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statement of Partners’ Equity. On October 26, 2018, we declared a $0.58 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on November 14, 2018 to unitholders of record as of November 5, 2018 for the period from July 1, 2018 to September 30, 2018.

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

The Class B units, which were mandatorily converted into our common units in accordance with the terms of our partnership agreement on August 2, 2017, were issued at a discount to the market price of the common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature was considered a dividend that was distributed ratably with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortized the beneficial conversion feature through the mandatory conversion date of August 2, 2017 using the effective yield method, with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ previously held Class B units and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature was also included in earnings per unit for the three and nine months ended September 30, 2017.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income (loss) per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units	IDR
Three Months Ended September 30, 2018
Net income	$307
Declared distributions	297	202	—	79	5	11
Assumed allocation of undistributed net income (1)	$10	7	—	3	—	—
Assumed allocation of net income		$209	$—	$82	$5	$11

Weighted average units outstanding		348.6	—	135.4
Basic and diluted net income per unit (2)		$0.60		$0.60

Three Months Ended September 30, 2017
Net income	$23
Declared distributions	217	153	—	60	4	—
Amortization of beneficial conversion feature of Class B units	—	(288)	974	(686)	—	—
Assumed allocation of undistributed net loss	$(194)	(137)	—	(53)	(4)	—
Assumed allocation of net income		$(272)	$974	$(679)	$—	$—

Weighted average units outstanding		247.2	50.6	135.4
Basic and diluted net loss per unit (2)		$(1.10)		$(5.02)

Nine Months Ended September 30, 2018
Net income	$923
Declared distributions	859	589	—	229	17	24
Assumed allocation of undistributed net income (1)	$64	45	—	18	1	—
Assumed allocation of net income		$634	$—	$247	$18	$24

Weighted average units outstanding		348.6	—	135.4
Basic and diluted net income per unit		$1.82		$1.82

Nine Months Ended September 30, 2017
Net income	$116
Declared distributions	267	202	—	60	5	—
Amortization of beneficial conversion feature of Class B units	—	(594)	2,004	(1,410)	—	—
Assumed allocation of undistributed net loss	$(151)	(107)	—	(41)	(3)	—
Assumed allocation of net income		$(499)	$2,004	$(1,391)	$2	$—

Weighted average units outstanding		121.2	113.4	135.4
Basic and diluted net loss per unit (2)		$(4.12)		$(10.28)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Customer A	24%	31%	27%	42%	28%	39%
Customer B	21%	24%	22%	26%	26%	32%
Customer C	21%	35%	23%	18%	22%	26%
Customer D	24%	—%	18%	—%	19%	—%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$586	$459

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $204 million and $247 million as of September 30, 2018 and 2017, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of September 30, 2018:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and may be adopted using either a modified retrospective approach to apply the standard at the beginning of the earliest period presented in the financial statements or an optional transition approach to apply the standard at the date of adoption with no retrospective adjustments to prior periods. Certain additional practical expedients are also available.
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we anticipate a material impact from the requirement to recognize all leases on our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We anticipate electing the optional transition method to initially apply the standard at the January 1, 2019 adoption date. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We also expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 11—Revenues from Contracts with Customers for additional disclosures.

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

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

Our CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the CQP Indenture. See Note 10—Debt in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information regarding the CQP Senior Notes.

The following is condensed consolidating financial information for CQP (“Parent Issuer”), the Guarantors on a combined basis and the Non-Guarantors on a combined basis. We have accounted for investments in subsidiaries using the equity method.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	799	9	649	—	1,457
Accounts and other receivables	1	1	222	—	224
Accounts receivable—affiliate	1	46	21	(46)	22
Advances to affiliate	—	100	174	(85)	189
Inventory	—	12	76	—	88
Other current assets	19	1	35	—	55
Other current assets—affiliate	—	—	21	(21)	—
Total current assets	820	169	1,198	(152)	2,035

Property, plant and equipment, net	79	2,136	13,091	(24)	15,282
Debt issuance costs, net	1	—	14	—	15
Non-current derivative assets	9	—	16	—	25
Investments in subsidiaries	2,449	347	—	(2,796)	—
Other non-current assets, net	—	27	152	—	179
Total assets	$3,358	$2,679	$14,471	$(2,972)	$17,536

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$1	$5	$7	$—	$13
Accrued liabilities	44	20	439	—	503
Due to affiliates	—	132	52	(131)	53
Deferred revenue	—	24	95	—	119
Deferred revenue—affiliate	—	21	—	(21)	—
Derivative liabilities	—	—	6	—	6
Total current liabilities	45	202	599	(152)	694

Long-term debt, net	2,565	—	13,494	—	16,059
Non-current derivative liabilities	—	—	2	—	2
Other non-current liabilities	—	5	5	—	10
Other non-current liabilities—affiliate	—	23	—	—	23

Partners’ equity	748	2,449	371	(2,820)	748
Total liabilities and partners’ equity	$3,358	$2,679	$14,471	$(2,972)	$17,536

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	1,033	12	544	—	1,589
Accounts and other receivables	—	2	189	—	191
Accounts receivable—affiliate	—	36	163	(36)	163
Advances to affiliate	—	20	26	(10)	36
Inventory	—	10	85	—	95
Other current assets	8	3	54	—	65
Other current assets—affiliate	—	—	21	(21)	—
Total current assets	1,041	83	1,082	(67)	2,139

Property, plant and equipment, net	80	2,164	12,920	(25)	15,139
Debt issuance costs, net	20	—	18	—	38
Non-current derivative assets	14	—	17	—	31
Investments in subsidiaries	2,076	(63)	—	(2,013)	—
Other non-current assets, net	—	37	169	—	206
Total assets	$3,231	$2,221	$14,206	$(2,105)	$17,553

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$4	$8	$—	$12
Accrued liabilities	23	8	606	—	637
Due to affiliates	—	47	66	(45)	68
Deferred revenue	—	27	84	—	111
Deferred revenue—affiliate	—	22	—	(21)	1
Other current liabilities—affiliate	—	1	—	(1)	—
Total current liabilities	23	109	764	(67)	829

Long-term debt, net	2,569	—	13,477	—	16,046
Non-current derivative liabilities	—	—	3	—	3
Other non-current liabilities	—	11	—	—	11
Other non-current liabilities—affiliate	—	25	—	—	25

Partners’ equity (deficit)	639	2,076	(38)	(2,038)	639
Total liabilities and partners’ equity (deficit)	$3,231	$2,221	$14,206	$(2,105)	$17,553

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,249	$—	$1,249
LNG revenues—affiliate	—	—	205	—	205
Regasification revenues	—	66	—	—	66
Regasification revenues—affiliate	—	64	—	(64)	—
Other revenues	—	9	—	—	9
Other revenues—affiliate	—	48	—	(48)	—
Total revenues	—	187	1,454	(112)	1,529

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	758	(2)	756
Cost of sales—affiliate	—	—	8	(8)	—
Operating and maintenance expense	—	17	96	—	113
Operating and maintenance expense—affiliate	—	39	107	(115)	31
Development expense	—	1	—	—	1
General and administrative expense	1	1	1	—	3
General and administrative expense—affiliate	3	6	12	(3)	18
Depreciation and amortization expense	1	19	88	(1)	107
Impairment expense and loss on disposal of assets	—	8	—	—	8
Total operating costs and expenses	5	91	1,070	(129)	1,037

Income (loss) from operations	(5)	96	384	17	492

Other income (expense)
Interest expense, net of capitalized interest	(36)	(1)	(146)	—	(183)
Loss on modification or extinguishment of debt	(12)	—	—	—	(12)
Derivative gain, net	2	—	—	—	2
Equity earnings of subsidiaries	354	243	—	(597)	—
Other income (expense)	4	(1)	5	—	8
Total other income (expense)	312	241	(141)	(597)	(185)

Net income	$307	$337	$243	$(580)	$307

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$723	$—	$723
LNG revenues—affiliate	—	—	111	—	111
Regasification revenues	—	65	—	—	65
Regasification revenues—affiliate	—	48	—	(48)	—
Other revenues	—	3	—	—	3
Other revenues—affiliate	—	51	—	(50)	1
Total revenues	—	167	834	(98)	903

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	—	(1)	488	3	490
Cost of sales—affiliate	—	—	5	(5)	—
Operating and maintenance expense	1	7	65	—	73
Operating and maintenance expense—affiliate	6	33	82	(90)	31
Development expense	—	—	1	—	1
General and administrative expense	1	1	3	—	5
General and administrative expense—affiliate	3	6	12	(3)	18
Depreciation and amortization expense	1	17	69	—	87
Other	—	1	—	—	1
Total operating costs and expenses	12	64	725	(95)	706

Income (loss) from operations	(12)	103	109	(3)	197

Other income (expense)
Interest expense, net of capitalized interest	(29)	—	(124)	—	(153)
Loss on modification or extinguishment of debt	(25)	—	—	—	(25)
Derivative gain, net	1	—	—	—	1
Equity earnings (losses) of subsidiaries	88	(12)	—	(76)	—
Other income	—	—	3	—	3
Total other income (expense)	35	(12)	(121)	(76)	(174)

Net income (loss)	$23	$91	$(12)	$(79)	$23

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$3,419	$—	$3,419
LNG revenues—affiliate	—	—	886	—	886
Regasification revenues	—	196	—	—	196
Regasification revenues—affiliate	—	194	—	(194)	—
Other revenues	—	28	—	—	28
Other revenues—affiliate	—	183	—	(183)	—
Total revenues	—	601	4,305	(377)	4,529

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	2	2,291	(2)	2,291
Cost of sales—affiliate	—	—	23	(23)	—
Operating and maintenance expense	—	48	258	—	306
Operating and maintenance expense—affiliate	—	113	317	(343)	87
Development expense	—	1	1	—	2
General and administrative expense	3	2	4	—	9
General and administrative expense—affiliate	9	17	36	(9)	53
Depreciation and amortization expense	2	56	261	(1)	318
Impairment expense and loss on disposal of assets	—	8	—	—	8
Total operating costs and expenses	14	247	3,191	(378)	3,074

Income (loss) from operations	(14)	354	1,114	1	1,455

Other income (expense)
Interest expense, net of capitalized interest	(104)	(3)	(445)	—	(552)
Loss on modification or extinguishment of debt	(12)	—	—	—	(12)
Derivative gain, net	13	—	—	—	13
Equity earnings of subsidiaries	1,030	678	—	(1,708)	—
Other income	10	—	9	—	19
Total other income (expense)	937	675	(436)	(1,708)	(532)

Net income	$923	$1,029	$678	$(1,707)	$923

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,718	$—	$1,718
LNG revenues—affiliate	—	—	864	—	864
Regasification revenues	—	195	—	—	195
Regasification revenues—affiliate	—	128	—	(128)	—
Other revenues	—	7	—	—	7
Other revenues—affiliate	—	162	—	(160)	2
Total revenues	—	492	2,582	(288)	2,786

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1	1,576	3	1,580
Cost of sales—affiliate	—	—	15	(15)	—
Operating and maintenance expense	4	29	172	—	205
Operating and maintenance expense—affiliate	6	96	224	(256)	70
Development expense	—	—	2	—	2
General and administrative expense	3	2	5	—	10
General and administrative expense—affiliate	9	19	46	(11)	63
Depreciation and amortization expense	1	55	183	—	239
Other	—	1	—	—	1
Total operating costs and expenses	23	203	2,223	(279)	2,170

Income (loss) from operations	(23)	289	359	(9)	616

Other income (expense)
Interest expense, net of capitalized interest	(81)	—	(356)	—	(437)
Loss on modification or extinguishment of debt	(25)	—	(42)	—	(67)
Derivative loss, net	—	—	(2)	—	(2)
Equity earnings (losses) of subsidiaries	244	(36)	—	(208)	—
Other income	1	—	5	—	6
Total other income (expense)	139	(36)	(395)	(208)	(500)

Net income (loss)	$116	$253	$(36)	$(217)	$116

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$339	$408	$928	$(411)	$1,264

Cash flows from investing activities
Property, plant and equipment, net	—	(24)	(554)	—	(578)
Investments in subsidiaries	(202)	(81)	—	283	—
Distributions received from affiliates, net	447	350	—	(797)	—
Net cash provided by (used in) investing activities	245	245	(554)	(514)	(578)

Cash flows from financing activities
Proceeds from issuances of debt	1,100	—	—	—	1,100
Repayments of debt	(1,090)	—	—	—	(1,090)
Debt issuance and deferred financing costs	(8)	—	—	—	(8)
Debt extinguishment costs	(6)	—	—	—	(6)
Distributions to parent	—	(858)	(350)	1,208	—
Contributions from parent	—	202	81	(283)	—
Distributions to owners	(814)	—	—	—	(814)
Net cash used in financing activities	(818)	(656)	(269)	925	(818)

Net increase (decrease) in cash, cash equivalents and restricted cash	(234)	(3)	105	—	(132)
Cash, cash equivalents and restricted cash—beginning of period	1,033	12	544	—	1,589
Cash, cash equivalents and restricted cash—end of period	$799	$9	$649	$—	$1,457

Balances per Condensed Consolidating Balance Sheet:

	September 30, 2018
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	799	9	649	—	1,457
Total cash, cash equivalents and restricted cash	$799	$9	$649	$—	$1,457

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(89)	$293	$317	$(8)	$513

Cash flows from investing activities
Property, plant and equipment, net	—	(16)	(1,187)	8	(1,195)
Investments in subsidiaries	(216)	(7)	—	223	—
Distributions received from affiliates, net	929	450	—	(1,379)	—
Net cash provided by (used in) investing activities	713	427	(1,187)	(1,148)	(1,195)

Cash flows from financing activities
Proceeds from issuances of debt	1,500	—	2,314	—	3,814
Repayments of debt	(1,470)	—	(703)	—	(2,173)
Debt issuance and deferred financing costs	(18)	—	(29)	—	(47)
Distributions to parent	—	(929)	(450)	1,379	—
Contributions from parent	—	216	7	(223)	—
Distributions to owners	(74)	—	—	—	(74)
Net cash provided by (used in) financing activities	(62)	(713)	1,139	1,156	1,520

Net increase in cash, cash equivalents and restricted cash	562	7	269	—	838
Cash, cash equivalents and restricted cash—beginning of period	234	13	358	—	605
Cash, cash equivalents and restricted cash—end of period	$796	$20	$627	$—	$1,443

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. The Sabine Pass LNG terminal has operational regasification facilities owned by SPLNG and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Operational

•
As of October 31, 2018, more than 215 cargoes have been produced, loaded and exported from the Liquefaction Project year to date. To date, over 475 cumulative LNG cargoes have been exported from the Liquefaction Project, with deliveries to 29 countries and regions worldwide.

•	In September 2018, feed gas was introduced to Train 5 of the Liquefaction Project as part of the commissioning process, and first LNG production from Train 5 occurred in October 2018.
Financial

•
In September 2018, we issued an aggregate principal amount of $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”). Net proceeds of the offering of approximately $1.1 billion, after deducting commissions, fees and expenses, were used to prepay all of the outstanding indebtedness under our credit facilities (the “CQP Credit Facilities”). As of September 30, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

•	We reached the following contractual milestones:

◦	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the Liquefaction Project.

◦	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	649	544
Cash held by us and our guarantor subsidiaries	808	1,045
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	706	470
CQP Credit Facilities	115	220

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

CQP Senior Notes

In September 2018, we issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, in addition to the existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), which are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The 2025 CQP Senior Notes and the 2026 CQP Senior Notes (collectively, the “CQP Senior Notes”) are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture, respectively, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes and 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes and October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture, respectively.

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the CQP Senior Notes became unsecured. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base

Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the CQP Credit Facilities. The obligations under the CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the Guarantors and equity interests in the Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the CQP Credit Facilities obligations and any future additional senior secured debt obligations.

CQP Credit Facilities

In February 2016, we entered into the CQP Credit Facilities. The CQP Credit Facilities originally consisted of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that could be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017 and September 2018, we issued the 2025 CQP Senior Notes and the 2026 CQP Senior Notes, respectively, and the net proceeds were used to prepay the outstanding term loans under the CQP Credit Facilities. As of September 30, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

The CQP Credit Facilities mature on February 25, 2020. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit our ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the CQP Credit Facilities, we are required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than (1) SPL and (2) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of September 30, 2018:

Train 5
Overall project completion percentage	98.5%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	92.7%
Construction	97.8%
Date of expected substantial completion	1Q 2019

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

Customers

SPL has entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 through 5. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under SPL’s SPA with BG, BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under SPL’s SPA with GAIL for Train 4.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.2 billion for Trains 1 through 3 and the SPA with GAIL for Train 4, increasing to $2.3 billion upon the date of first commercial delivery of Train 4 under the SPA with BG and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2018, SPL had secured up to approximately 2,755 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through September 30, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3 of the Liquefaction Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2018 and 2017, SPL recorded $7.5 million and during the nine months ended September 30, 2018 and 2017, SPL recorded $23 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $79 million and $242 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Senior notes (1)	$16,250	$15,150
Credit facilities outstanding balance (2)	—	1,090
Letters of credit issued (3)	494	730
Available commitments under credit facilities (3)	706	470
Total capital resources from borrowings and available commitments	$17,450	$17,440

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our 2025 CQP Senior Notes and 2026 CQP Senior Notes.

(2)	Includes outstanding balance under the SPL Working Capital Facility and CTPL and SPLNG tranche term loans outstanding under the CQP Credit Facilities.

(3)
Consists of SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the CQP Credit Facilities, which are not specifically for the Sabine Pass LNG Terminal.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction

Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2018 and December 31, 2017, SPL had $706 million and $470 million of available commitments and $494 million and $730 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both September 30, 2018 and December 31, 2017.

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

Restrictive Debt Covenants

As of September 30, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2018	2017
Operating cash flows	$1,264	$513
Investing cash flows	(578)	(1,195)
Financing cash flows	(818)	1,520

Net increase (decrease) in cash, cash equivalents and restricted cash	(132)	838
Cash, cash equivalents and restricted cash—beginning of period	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,457	$1,443

Operating Cash Flows

Our operating cash inflows during the nine months ended September 30, 2018 and 2017 were $1.3 billion and $513 million, respectively. The $751 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2018. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2018 and 2017 were $578 million and $1.2 billion, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash outflows during the nine months ended September 30, 2018 were $818 million, primarily as a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$8 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$6 million in debt extinguishment costs related to the prepayment of the CQP Credit Facilities; and

•	$814 million in distributions to unitholders.

Financing cash inflows during the nine months ended September 30, 2017 were $1.5 billion, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015;

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$47 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$74 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2018 and 2017:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
August 14, 2018	April 1 - June 30, 2018	$0.56	$0.56	$195	$76	$6	$7
May 15, 2018	January 1 - March 31, 2018	0.55	0.55	192	74	5	6
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

August 11, 2017	April 1 - June 30, 2017	$0.425	$—	$24	$—	$0.5	$—
May 15, 2017	January 1 - March 31, 2017	0.425	—	24	—	0.5	—
February 13, 2017	October 1 - December 31, 2016	0.425	—	24	—	0.5	—

On October 26, 2018, we declared a $0.58 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on November 14, 2018 to unitholders of record as of November 5, 2018 for the period from July 1, 2018 to September 30, 2018.

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

Results of Operations

Our consolidated net income was $307 million, or $0.60 income per common unit (basic and diluted), in the three months ended September 30, 2018, compared to a net income of $23 million, or $1.10 loss per common unit (basic and diluted), in the three months ended September 30, 2017. This $284 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net income was $923 million, or $1.82 income per common unit (basic and diluted), in the nine months ended September 30, 2018, compared to a net income of $116 million, or $4.12 loss per common unit (basic and diluted), in the nine months ended September 30, 2017. This $807 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2018	2017	Change	2018	2017	Change
LNG revenues	$1,249	$723	$526	$3,419	$1,718	$1,701
LNG revenues—affiliate	205	111	94	886	864	22
Regasification revenues	66	65	1	196	195	1
Other revenues	9	3	6	28	7	21
Other revenues—affiliate	—	1	(1)	—	2	(2)
Total revenues	$1,529	$903	$626	$4,529	$2,786	$1,743

LNG volumes recognized as revenues (in TBtu)	228	144	84	691	439	252

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months. The increase in revenues for the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains, as well as increased revenues per TBtu sold. We expect our LNG revenues to increase in the future upon Train 5 becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $79 million corresponding to 14 TBtu of LNG in the three months ended September 30, 2017 and $242 million corresponding to 40 TBtu of LNG in the nine months ended September 30, 2017 that were related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cost of sales	$756	$490	$266	$2,291	$1,580	$711
Operating and maintenance expense	113	73	40	306	205	101
Operating and maintenance expense—affiliate	31	31	—	87	70	17
Development expense	1	1	—	2	2	—
General and administrative expense	3	5	(2)	9	10	(1)
General and administrative expense—affiliate	18	18	—	53	63	(10)
Depreciation and amortization expense	107	87	20	318	239	79
Impairment expense and loss on disposal of assets	8	—	8	8	—	8
Other	—	1	(1)	—	1	(1)
Total operating costs and expenses	$1,037	$706	$331	$3,074	$2,170	$904

Our total operating costs and expenses increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the nine months ended September 30, 2018, whereas two Trains were operating for nine months and a third Train was operating for six months during the comparable period in 2017.

Cost of sales increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs, payroll and benefit costs of operations personnel and TUA reservation charges from payments made under the partial TUA assignment agreement with Total. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

Impairment expense and loss on disposal of assets increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The impairment expense and loss on disposal of assets recognized during the nine months ended September 30, 2018 related to the write down of prepaid assets.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$183	$153	$30	$552	$437	$115
Loss on modification or extinguishment of debt	12	25	(13)	12	67	(55)
Derivative loss (gain), net	(2)	(1)	(1)	(13)	2	(15)
Other income	(8)	(3)	(5)	(19)	(6)	(13)
Total other expense	$185	$174	$11	$532	$500	$32

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. For the three months ended September 30, 2018 and 2017, we incurred $235 million and $227 million of total interest cost, respectively, of which we capitalized $52 million and $74 million, respectively, which was primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2018 and 2017, we incurred $701 million and $662 million of total interest cost, respectively, of which we capitalized $149 million and $225 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. Loss on modification or extinguishment of debt of $12 million recognized in 2018 was attributable to the incurrence of third party fees and write off of unamortized debt issuance costs in September 2018 as a result of the termination of approximately $1.2 billion of commitments under the CQP Credit Facilities in connection with the issuance of the 2026 CQP Senior Notes. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under SPL’s previous credit facilities in connection with the issuance of the 2028 SPL Senior Notes and the 2037 SPL Senior Notes, in addition to the $25 million write-off of debt issuance costs in September 2017 related to the prepayment of $1.5 billion of the outstanding indebtedness under the CQP Credit Facilities in connection with the issuance of the 2025 CQP Senior Notes.

Derivative gain, net increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the nine months ended September 30, 2017, the gain attributable to a relative increase in the long-term forward LIBOR curve during the period was partially offset by the $7 million loss in March recognized upon the termination of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under SPL’s previous credit facilities.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$19	$3	$55	$5

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the CQP Interest Rate Derivatives as follows (in millions):

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CQP Interest Rate Derivatives	$28	$5	$21	$5

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

Please see Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

10.1*
Fourth Omnibus Amendment, dated as of September 17, 2018, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto

10.2
Registration Rights Agreement, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	November 7, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 7, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)