Form 10-K
period 2018-12-31
Cheniere Energy Partners, L.P.
filed 2019-02-26
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission file number 001-33366
Cheniere Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-5913059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	NYSE American
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $8.8 billion as of June 30, 2018.
The registrant had 348,625,292 common units and 135,383,831 subordinated units outstanding as of February 20, 2019.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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

•	statements regarding counterparties to our commercial contracts, construction contracts, and other contracts;

•	statements regarding our planned development and construction of additional Trains, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

General

We are a publicly traded Delaware limited partnership formed by Cheniere in 2006. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

The following diagram depicts our abbreviated capital structure as of December 31, 2018:

($ in millions)

Cheniere Partners
(NYSE American: CQP)
$1,500 Senior Notes due 2025 (5.250%)
$1,100 Senior Notes due 2026 (5.625%)
$115 Revolving Credit Facility
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

Our Business

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of December 31, 2018:

Train 5
Overall project completion percentage	99.7%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	98.0%
Construction	99.6%
Date of expected substantial completion	1Q 2019

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

Customers

SPL has entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under SPL’s SPA with BG Gulf Coast LNG, LLC (“BG”), BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under SPL’s SPA with GAIL (India) Limited (“GAIL”) for Train 4.

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

The annual contracted cash flows from fixed fees of each buyer of LNG under SPL’s third-party SPAs that constitute more than 10% of SPL’s aggregate fixed fees under all its SPAs are:

•	approximately $720 million from BG, which is guaranteed by BG Energy Holdings Limited;

•	approximately $550 million from Korea Gas Corporation (“KOGAS”);

•	approximately $550 million from GAIL; and

•
approximately $450 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.).

SPL also has SPAs with Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A., and Centrica plc with annual aggregate fixed fees of approximately $590 million. In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

During the year ended December 31, 2018, four customers, BG, Naturgy, KOGAS and GAIL, individually accounted for more than 10% of our total revenues from external customers at 28%, 21%, 23% and 19%, respectively. During the year ended December 31, 2017, three customers, BG, Naturgy and KOGAS, individually accounted for more than 10% of our total revenues from external customers at 39%, 27% and 23%, respectively. During the year ended December 31, 2016, BG individually accounted for 52% of our total revenues from external customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2018, SPL had secured up to approximately 3,464 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

SPL entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies. The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth.

Final Investment Decision on Train 6

SPL has issued limited notices to proceed to Bechtel for the commencement of certain engineering, procurement and site works for Train 6 of the Liquefaction Project and a schedule for completion has been established.  FID and full notice to proceed for Train 6 of the Liquefaction Project will be contingent upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3 of the Liquefaction Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2018 and 2017, SPL recorded $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

Federal Energy Regulatory Commission
The design, construction and operation of our liquefaction facilities, the export of LNG and the transportation of natural gas through the Creole Trail Pipeline and the Corpus Christi Pipeline are highly regulated activities. Under the Natural Gas Act of 1938, as amended (the “NGA”), the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale in interstate commerce of natural gas for resale for ultimate consumption for domestic, commercial, industrial or any other use and to natural gas companies engaged in such transportation or sale. However, the FERC’s jurisdiction does not extend to the production, gathering, local distribution or export of natural gas.

In general, the FERC’s authority to regulate interstate natural gas pipelines and the services that they provide includes:

•	rates and charges, and terms and conditions for natural gas transportation and related services;

•	the certification and construction of new facilities;

•	the extension and abandonment of services and facilities;

•	the administration of accounting and financial reporting regulations, including the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	the initiation and discontinuation of services; and

•	various other matters.

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

In 2002, the FERC concluded that it would apply light-handed regulation over the rates, terms and conditions agreed to by parties for LNG terminalling services, such that LNG terminal owners would not be required to provide open-access service at non-discriminatory rates or maintain a tariff or rate schedule on file with the FERC, as distinguished from the requirements applied to our FERC-regulated natural gas pipeline. The EPAct codified the FERC’s policy, but those provisions expired on January 1, 2015. Nonetheless, we see no indication that the FERC intends to modify its longstanding policy of light-handed regulation of LNG terminals.

In order to construct, own, operate and maintain the Creole Trail Pipeline, CTPL received a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC’s approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, may be required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. In 2013, the FERC also approved CTPL’s application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 dekatherms per day of feed gas to the Liquefaction Project. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality (“LDEQ”) for the proposed modifications and, with subsequent final FERC clearance, construction was completed in 2015. In September 2013, we filed an application with the FERC for authorization to construct and operate an extension and expansion of the Creole Trail Pipeline and related facilities in order to deliver additional domestic natural gas supplies to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review.

The FERC’s Standards of Conduct apply to interstate pipelines that conduct transmission transactions with an affiliate that engages in marketing functions. Interstate pipelines must treat all transmission customers on a not unduly discriminatory basis. The general principles of the Standards of Conduct are: (1) independent functioning, which requires transmission function employees to function independently of marketing function employees; (2) no-conduit rule, which prohibits passing transmission function information to marketing function employees; and (3) transparency, which imposes posting requirements to detect undue preference due to the improper disclosure of non-public transmission function information. CTPL has established the required policies and procedures to comply with the FERC’s Standards of Conduct and is subject to audit by the FERC to review compliance, policies and its training programs.

Several other material governmental and regulatory approvals and permits will be required throughout the life of our Liquefaction Project. In addition, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses. To date, we have been able to obtain these approvals as needed and the need for these approvals has not materially affected our construction progress. Throughout the life of our LNG terminal and the Creole Trail Pipeline, we will be subject to regular reporting requirements to the FERC, the U.S. Department of Transportation’s (“DOT”) and Pipeline Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities.

The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to approximately $1.3 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which currently import LNG include Canada, Chile, Colombia, Dominican Republic, Israel, Jordan, Mexico, Panama, Singapore and South Korea. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Pipeline

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

Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011

The Creole Trail Pipeline is also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. Under the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, PHMSA has civil penalty authority up to approximately $200,000 per day per violation (increased from the prior $100,000), with a maximum of approximately $2 million in civil penalties for any related series of violations (increased from the prior $1 million).

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Sabine Pass LNG terminal requires additional federal permits, orders, approvals and consultations required by federal agencies, including the DOT, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

Three significant permits are the USACE Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit (the “Section 10/404 Permit”), the Clean Air Act Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”), of which the latter two permits are issued by the LDEQ.

The Sabine Pass LNG terminal’s Section 10/404 Permit authorizing construction of Trains 1 through 4 was received from the USACE in March 2012. A modification to the Section 10/404 Permit, to address wetlands impacted by the construction of Trains 5 and 6, was issued by the USACE in June 2015. The USACE acted in the capacity as a cooperating agency in the review process under the National Environmental Policy Act of 1969. The LDEQ issued amended PSD and Title V Permits in September 2017 to reflect certain facility modifications, updated emissions and as-built capacity factors. In October 2018, Sabine Pass LNG Terminal applied to the LDEQ for another amendment to its PSD and Title V Permits to reflect certain facility modifications and as-built reconciliation revisions.

The LDEQ issued an administrative amendment to the Title V Permit for CTPL in February 2017 to correct permit representations. In April 2018, CTPL applied to the LDEQ for another amendment to the Title V Permit to update permit representations.

LDEQ issued a modification of the wastewater discharge permit to Sabine Pass LNG Terminal in December 2017 to include wastewaters generated with respect to the anticipated operations of Trains 5 and 6 of the Liquefaction Project.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. Most of the regulations are already in effect, while other rules and regulations, including the proposed margin rules, position limits, and commodity clearing requirements, remain to be finalized or effectuated. Therefore, the impact of those rules and regulations on our business continues to be uncertain.

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

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules, which, as to the collection of initial margin, are being phased in, do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-

financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

Any new rules or changes to existing rules promulgated under the Dodd-Frank Act could (1) impair the availability of derivatives, (2) materially increase the cost of, or decrease the liquidity of, the derivatives we use to hedge, (3) significantly alter the terms and conditions of derivatives and (4) potentially increase our exposure to less creditworthy counterparties. Further, any resulting reduction in the use of derivatives could make cash flow more volatile and less predictable, which in turn could adversely affect our ability to plan for and fund capital expenditures.

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

Environmental Regulation

The Sabine Pass LNG terminal is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations require significant expenditures for compliance, can affect the cost and output of operations and may impose substantial penalties for non-compliance and substantial liabilities for pollution. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial administrative, civil and criminal fines and penalties for non-compliance.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary sources, including fuel combustion sources. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. The Obama Administration took several actions intended to limit GHG emissions, including regulating emissions from new and existing Electricity Generating Units and from new and modified oil and gas operations. The timing, extent and impact of these rules and other Obama Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement for the Clean Power Plan, which requires states to develop plans to implement certain performance standards within three years after the Final Rule is published in the Federal Register. Many of the Trump Administration’s efforts to rollback Obama Administration actions have been challenged in court.

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

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Sabine Pass LNG terminal within the coastal zone is subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

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

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act (the “ESA”), the Migratory Bird Treaty Act, the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Sabine Pass LNG terminal or the Creole Trail Pipeline adversely affect a protected species or its habitat, we may be required to develop and follow a plan to avoid those impacts. In that case, siting, construction or operation may be delayed or restricted and cause us to incur increased costs.

In July 2018, the U.S. Fish and Wildlife Service (the “FWS”) announced a series of proposed changes to the rules implementing the ESA, including proposed revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat, and prohibitions related to threatened wildlife and plants. The proposed revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions. It is not possible at this time to predict how such changes, if adopted, would impact our business.

In addition, in December 2017, the Department of Interior’s (“DOI’s”) Solicitor’s Office issued an official opinion that the Migratory Bird Treaty Act’s broad prohibition on “taking” migratory birds applies only to affirmative actions and does not include incidental taking. In April 2018 the FWS issued guidance consistent with the DOI’s opinion. The opinion has been challenged in court.

Market Factors and Competition

SPL has entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Each customer will be required to pay an escalating fixed fee for its annual contract quantity even if it elects not to purchase any LNG from us.

If and when SPL needs to replace any existing SPA or enter into new SPAs, SPL will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently developing a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 19 trillion cubic feet (“Tcf”) between 2017 and 2025, with LNG’s share growing from about 10% in 2017 to about 15% of the global gas market in 2025.  Wood Mackenzie Limited forecasts that global demand for LNG will increase by approximately 60%, from approximately 287 mtpa, or 13.8 Tcf in 2017, to approximately 461 mtpa, or 22.1 Tcf, in 2025, and that LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 413 mtpa in 2025, resulting in a market need for construction of an additional approximately 48 mtpa of LNG production.  We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG terminal business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  We have contracted an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity for Trains 1 through 5 of the Liquefaction Project with third-party customers. As of January 31, 2019, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term, medium-term and short-term contracting of LNG from our terminal.

Subsidiaries

Our assets are generally held by or under our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2019, Cheniere and its subsidiaries had 1,372 full-time employees, including 483 employees who directly supported the Sabine Pass LNG terminal operations. See Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

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

We will also make available to any unitholder, without charge, copies of our annual report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners, L.P, Investor Relations Department, 700 Milam Street, Suite 1900, Houston, Texas 77002 or call (713) 375-5000. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers.

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

As of December 31, 2018, we had zero cash and cash equivalents, $1.5 billion of current restricted cash and $16.3 billion of total debt outstanding on a consolidated basis (before unamortized premium, discount and debt issuance costs), excluding $425 million aggregate outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Sabine Pass LNG terminal and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs.

We have not been profitable historically. We may not achieve profitability or generate positive operating cash flow in the future.

We had a net loss of $171 million for the year ended December 31, 2016 and net losses in prior years. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues, or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

We will continue to incur significant capital and operating expenditures while we develop and construct the Liquefaction Project. Any delays beyond the expected development period for our Trains could cause, and could increase the level of, our operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate any significant positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete and operate the applicable Train.

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

Our future results and liquidity are substantially dependent upon performance by our customers to make the payments under long-term contracts. As of December 31, 2018, SPL had SPAs with seven third-party customers and SPLNG had TUAs with two third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under the SPA or TUA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under the SPA or TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the agreement.

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

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements could expose us to risk of financial loss in some circumstances, including when:

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

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms or exchanges. The CFTC has designated certain interest rate swaps and index credit default swaps for mandatory clearing, but has not yet finalized rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

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

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities and our pipeline could impede operations and construction and could have a material adverse effect on us.

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

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in our projects. Additionally, government disruptions, such as a U.S. government shutdown, may delay or halt our ability to obtain and maintain necessary approvals and permits. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our general partner’s senior management or other key personnel could affect our business results.

As of January 31, 2019, Cheniere and its subsidiaries had 1,372 full-time employees, including 483 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal, the Creole Trail Pipeline and construction of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Sabine Pass LNG terminal. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Cheniere Investments has entered into an amended and restated variable capacity rights agreement (the “Amended and Restated VCRA”) with Cheniere Marketing, under which Cheniere Marketing will be able to derive economic benefits to the extent it assists Cheniere Investments in commercializing Cheniere Investments’ access to capacity at the Sabine Pass LNG terminal through its agreement with SPL, which has a TUA with SPLNG. In addition, Cheniere Marketing has entered into an SPA to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently developing and constructing a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6.

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

We depend upon third-party pipelines and other facilities that provide gas delivery options to the Liquefaction Project and to and from the Creole Trail Pipeline. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our SPA obligations and continue shipping natural gas from producing regions or to end markets could be restricted, thereby reducing our revenues, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Although SPL has entered into arrangements to utilize up to approximately three-quarters of the regasification capacity at the Sabine Pass LNG terminal in connection with operations of the SPL Project, operations at the Sabine Pass LNG terminal are dependent, in part, upon the ability of our TUA customers to import LNG supplies into the United States, which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG.

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
Terrorist attacks, cyber incidents or military campaigns may adversely impact our business.

A terrorist attack, cyber incident or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including one or more of the Trains, which would increase our costs and decrease our cash flows. A terrorist incident or cyber incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal or the Creole Trail Pipeline, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, cyber incidents or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over our LNG terminals and pipelines, including FERC and PHMSA, to issue compliance orders, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement for the Clean Power Plan, which requires states to develop plans to implement certain performance standards within three years after the Final Rule is published in the Federal Register. The Trump Administration announced in June 2017 that the United States would withdraw from the Paris Accord, an international agreement within the United Nations Framework Convention on Climate Change under which the Obama Administration committed the United States to reducing its economy-wide GHG emission by 26-28% below 2005 levels by 2025. Other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

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

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damages.

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

Substantially all of our anticipated revenue in 2019 will be dependent upon one facility, the Sabine Pass LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, including the related pipeline, or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

Prior to the quarter ended September 30, 2017, we historically paid the initial quarterly distribution of $0.425 on each of our common units and the related distribution on our general partner units, and did not pay any distributions on our subordinated units. For the quarter ended September 30, 2017 and in each of the subsequent quarters, we have paid increasing distributions on each of our common and subordinated units and the related distribution on our general partner units. For the quarter ended December 31, 2017 and in each of the subsequent quarters, we also paid the related distribution to the holder of our incentive distribution rights (“IDRs”). During the year ended December 31, 2018, we paid aggregate distributions of $1.1 billion on our common units, subordinated units and related general partner units including IDRs.

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
In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•
the restrictions contained in our debt agreements and our debt service requirements, including our ability to pay distributions under our CQP Credit Facilities and the ability of SPL to pay distributions to us under its working capital facility and senior notes;

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

As of December 31, 2018, we had $16.3 billion of total consolidated debt (before unamortized premium, discount and debt issuance costs). We anticipate incurring additional consolidated indebtedness in the future, including the issuance of additional notes by us or our subsidiaries, including SPL. Any additional indebtedness incurred could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness. Approximately $2.0 billion of our indebtedness will mature in 2021, $1.0 billion will mature in 2022, $1.5 billion will mature in 2023, $11.0 billion will mature between 2024 and 2028 and $0.8 billion will mature in 2037. We are not generally required to make principal payments on any of our long-term indebtedness prior to maturity. Our ability to refinance, extend or otherwise satisfy our indebtedness, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend, among other things, on our then contracted or otherwise anticipated future cash flows available for debt service. SPLNG's TUAs with Total and Chevron will expire in 2029 unless extended and SPL’s SPAs will expire beginning in 2036 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness. If we are unable to refinance, extend or otherwise satisfy our debt as it matures, that would have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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

We pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which reduces our cash available for distribution to our unitholders. See Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for a description of these fees and expenses. Our general partner and its affiliates will also be entitled to reimbursement for all other direct expenses that they incur on our behalf. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

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

Cheniere owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Some of our general partner’s directors are also directors of Cheniere, and certain of our general partner’s officers are officers of Cheniere. Therefore, conflicts of interest may arise between Cheniere and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our unitholders. These conflicts include, among others, the following situations:

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
We expect that there will be additional agreements or arrangements with Cheniere and its affiliates, including future interconnection, natural gas balancing and storage agreements with one or more Cheniere-affiliated natural gas pipelines, services agreements, as well as other agreements and arrangements that cannot now be anticipated. In those circumstances where additional contracts with Cheniere and its affiliates may be necessary or desirable, additional conflicts of interest may be involved.

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

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by affiliates of Cheniere. As a result, the price at which the common units trade could be diminished because of the absence or reduction of a control premium in the trading price.

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

The market price of our common units has historically experienced and may continue to experience volatility. For example, during the three-year period ended December 31, 2018, the market price of our common units ranged between $19.22 and $40.56. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	domestic and worldwide supply of and demand for natural gas and corresponding fluctuations in the price of natural gas;

•	fluctuations in our quarterly or annual financial results or those of other companies in our industry;

•	issuance of additional equity securities which causes further dilution to our unitholders;

•	sales of a high volume of our common units by our unitholders;

•	operating and unit price performance of companies that investors deem comparable to us;

•	events affecting other companies that the market deems comparable to us;

•	changes in government regulation or proposals applicable to us;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements made by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general conditions in the industries in which we operate;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial or other estimates by analysts; and

•	other factors described in these “Risk Factors.”
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

Sales by us or any of our affiliated unitholders or affiliates of Blackstone of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2018, Cheniere owned 104,488,671 of our common units and 135,383,831 of our subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. We also filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates. Any sales of these units could have an adverse impact on the price of our common units.

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

The Tax Cuts and Jobs Act (the “TCJA”) enacted December 22, 2017, made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. Unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in our common units.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. However, recently issued proposed Treasury Regulations provide that depreciation, amortization, or depletion expense that is capitalized to inventory, is not treated as depreciation, amortization, or depletion deduction for purposes of computing adjusted taxable income. Although the proposed Treasury Regulations are not final, we have elected to adopt the proposed Treasury Regulations for the tax year ended December 31, 2018. The adoption of the proposed Treasury Regulations increases the likelihood that our interest will be subject to limitation. To the extent the business interest expense limitation applies, it could result in an increase in the taxable income allocable to a unitholder without any corresponding increase in the cash available for distribution to such unitholder.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

Our common units began trading on the NYSE American under the symbol “CQP” commencing with our initial public offering on March 21, 2007. As of February 20, 2019, we had 348.6 million common units outstanding held by 10 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The CQP Credit Facilities described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” may also limit our ability to make distributions.

Upon the closing of our initial public offering, Cheniere received 135.4 million subordinated units. On August 2, 2017, the 45.3 million Class B units held by Cheniere Energy Partners LP Holdings, LLC and 100.0 million Class B units held by Blackstone CQP Holdco mandatorily converted into common units in accordance with the terms of our partnership agreement. Below is a description of our cash distribution policy regarding common and subordinated units. References therein to “unitholders” made in the context of the recipients of quarterly cash distributions refer to our common unitholders and subordinated unitholders.

Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere owns all of the 135.4 million subordinated units, representing 28.0% of the limited partner interests in us as of December 31, 2018. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues (including transactions with affiliates)	$6,426	$4,304	$1,100	$270	$269
Income from operations	1,979	1,156	250	3	1
Interest expense, net of capitalized interest	(733)	(614)	(357)	(185)	(177)
Net income (loss)	1,274	490	(171)	(319)	(410)
Net income (loss) per common unit	$2.51	$(1.32)	$(0.20)	$(0.43)	$(0.89)
Weighted average units outstanding	348.6	178.5	57.1	57.1	57.1

	December 31,
	2018	2017	2016	2015	2014
Property, plant and equipment, net	$15,390	$15,139	$14,158	$11,932	$8,978
Total assets	17,974	17,533	15,542	12,833	10,247
Current debt, net	—	—	224	1,673	—
Long-term debt, net	16,066	16,046	14,209	10,018	8,851

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-K include the following:
Strategic

•
In December 2018, SPL entered into a 20-year SPA with PETRONAS LNG Ltd., subject to conditions precedent including making a final investment decision (“FID”) for Train 6 of the Liquefaction Project, for the sale of approximately 1.1 mtpa of LNG on a free on board basis, with deliveries commencing following date of first commercial delivery for Train 6 of Liquefaction Project.

•
In November 2018, SPL entered into an EPC contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for Train 6 of the Liquefaction Project. SPL also issued limited notices to proceed to Bechtel to commence early engineering, procurement and site works.

Operational

•
As of February 20, 2019, over 570 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project, with more than 270 cargoes in 2018 alone, with deliveries to 31 countries and regions worldwide.

•	In November 2018, SPL commenced production and shipment of LNG commissioning cargoes from Train 5 of the Liquefaction Project.
Financial

•
In September 2018, we issued an aggregate principal amount of $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”). Net proceeds of the offering of approximately $1.1 billion, after deducting commissions, fees and expenses, were used to prepay all of the outstanding indebtedness under our credit facilities (the “CQP Credit Facilities”). As of December 31, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

•	We reached the following contractual milestones:

◦	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the Liquefaction Project.

◦	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	756	544
Cash held by us and our guarantor subsidiaries	785	1,045
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	775	470
CQP Credit Facilities	115	220

For additional information regarding our debt agreements, see Note 11—Debt of our Notes to Consolidated Financial Statements.

CQP Senior Notes

In September 2018, we issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes. The existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and the 2026 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes and 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes and October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes,

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the CQP Senior Notes became unsecured. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the CQP Credit Facilities. The obligations under the CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the Guarantors and equity interests in the Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the CQP Credit Facilities obligations and any future additional senior secured debt obligations.

CQP Credit Facilities

In February 2016, we entered into the CQP Credit Facilities. The CQP Credit Facilities originally consisted of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that could be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017 and September 2018, we issued the 2025 CQP Senior Notes and the 2026 CQP Senior Notes, respectively, and the net proceeds were used to prepay the outstanding term loans under the CQP Credit Facilities. As of December 31, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of December 31, 2018:

Train 5
Overall project completion percentage	99.7%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	98.0%
Construction	99.6%
Date of expected substantial completion	1Q 2019

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

Customers

SPL has entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under SPL’s SPA with BG, BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under SPL’s SPA with GAIL for Train 4.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2018, SPL had secured up to approximately 3,464 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies. The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth.

Final Investment Decision on Train 6

SPL has issued limited notices to proceed to Bechtel for the commencement of certain engineering, procurement and site works for Train 6 of the Liquefaction Project and a schedule for completion has been established.  FID and full notice to proceed for Train 6 of the Liquefaction Project will be contingent upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3 of the Liquefaction Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2018 and 2017, SPL recorded $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $94 million, $301 million and $201 million in the years ended December 31, 2018, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Senior notes (1)	$16,250	$15,150
Credit facilities outstanding balance (2)	—	1,090
Letters of credit issued (3)	425	730
Available commitments under credit facilities (3)	775	470
Total capital resources from borrowings and available commitments	$17,450	$17,440

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of December 31, 2018 and 2017, SPL had $775 million and $470 million of available commitments and $425 million and $730 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both December 31, 2018 and 2017.

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

Restrictive Debt Covenants

As of December 31, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2018, 2017 and 2016 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2018	2017	2016
Operating cash flows	$1,874	$977	$—
Investing cash flows	(804)	(1,290)	(2,353)
Financing cash flows	(1,118)	1,297	2,524

Net increase (decrease) in cash, cash equivalents and restricted cash	(48)	984	171
Cash, cash equivalents and restricted cash—beginning of period	1,589	605	434
Cash, cash equivalents and restricted cash—end of period	$1,541	$1,589	$605

Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2018, 2017 and 2016 were $1,874 million, $977 million and zero, respectively. The $897 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the additional Trains that were operating at the Liquefaction Project in 2018. We had four Trains operational for the entire year during the year ended December 31, 2018, we had two Trains operational for the entire year and two Trains operational partially during the year ended December 31, 2017 and two Trains operational partially during the year ended December 31, 2016. The $977 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2017. During the year ended December 31, 2016, Train 1 was operating for seven months and Train 2 was operating for less than four months.

Investing Cash Flows

Investing cash net outflows during the years ended December 31, 2018, 2017 and 2016 were $804 million, $1,290 million and $2,353 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the year ended December 31, 2016, we used $38 million primarily for payments to a municipal water district for water system enhancements to increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash net outflows during the year ended December 31, 2018 were $1,118 million, primarily as a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$8 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$7 million in debt extinguishment costs related to the prepayment of the CQP Credit Facilities; and

•	$1.1 billion in distributions to unitholders.

Financing cash net inflows during the year ended December 31, 2017 were $1,297 million, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015 (the “SPL Credit Facilities”);

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$50 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$294 million of distributions to unitholders.

Financing cash net inflows during the year ended December 31, 2016 were $2,524 million, primarily as a result of:

•	$2.6 billion of borrowings under the CQP Credit Facilities used to prepay the $400 million CTPL term loan facility and redeem and repay $2.1 billion of the senior notes previously issued by SPLNG;

•	$2.0 billion of borrowings under the SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2027 SPL Senior Notes in September 2016, which was used to prepay $1.2 billion of the outstanding borrowings under the SPL Credit Facilities and pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project;

•	$474 million of borrowings and $265 million of repayments made under the SPL Working Capital Facility;

•	$115 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$14 million of debt extinguishment costs paid in connection with redemptions and prepayments of outstanding borrowings; and

•	$99 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the years ended December 31, 2018, 2017 and 2016:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
November 14, 2018	July 1 - September 30, 2018	$0.58	$0.58	$202	$79	$5	$11
August 14, 2018	April 1 - June 30, 2018	0.56	0.56	195	76	6	7
May 15, 2018	January 1 - March 31, 2018	0.55	0.55	192	74	5	6
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

November 14, 2017	July 1 - September 30, 2017	$0.440	$0.440	$153	$60	$4	$—
August 11, 2017	April 1 - June 30, 2017	0.425	—	24	—	0.5	—
May 15, 2017	January 1 - March 31, 2017	0.425	—	24	—	0.5	—
February 13, 2017	October 1 - December 31, 2016	0.425	—	24	—	0.5	—

November 11, 2016	July 1 - September 30, 2016	$0.425	$—	$24	$—	$0.5	$—
August 12, 2016	April 1 - June 30, 2016	0.425	—	24	—	0.5	—
May 13, 2016	January 1 - March 31, 2016	0.425	—	24	—	0.5	—
February 12, 2016	October 1 - December 31, 2015	0.425	—	24	—	0.5	—

On January 25, 2019, we declared a $0.59 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on February 14, 2019 to unitholders of record as of February 6, 2019 for the period from October 1, 2018 to December 31, 2018.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2018 (in millions):

	Payments Due By Period (1)
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Debt (2)	$16,250	$—	$2,000	$2,500	$11,750
Interest payments (2)	5,492	902	1,685	1,378	1,527
Construction obligations (3)	87	87	—	—	—
Purchase obligations (4)	7,935	2,499	2,388	1,396	1,652
Operating lease obligations (5)	174	10	20	20	124
Obligations to affiliates (6)	785	47	93	93	552
Other obligations (7)	7	3	3	—	1
Total	$30,730	$3,548	$6,189	$5,387	$15,606

(1)	Agreements in force as of December 31, 2018 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2018.

(2)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2018. See Note 11—Debt of our Notes to Consolidated Financial Statements.

(3)
Construction obligations relate to the EPC contracts for the Liquefaction Project. The estimated remaining cost pursuant to our EPC contracts as of December 31, 2018 is included for Trains with respect to which we have made an FID to commence construction; the EPC contract termination amount is included for Trains with respect to which we have not made an FID. A discussion of these obligations can be found at Note 16—Commitments and Contingencies of our Notes to Consolidated Financial Statements.

(4)
Purchase obligations consist of contracts for which conditions precedent have been met, and primarily relate to natural gas supply, transportation and storage services for the Liquefaction Project. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly.

(5)
Operating lease obligations primarily relate to land sites related to the Sabine Pass LNG terminal. A discussion of these obligations can be found in Note 15—Leases of our Notes to Consolidated Financial Statements.

(6)
Obligations arising through intercompany service agreements include only fixed fees and do not include variable fees. A discussion of these obligations can be found in Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements.

(7)	Other obligations primarily relate to agreements with certain local taxing jurisdictions, and are based on tax obligations as of December 31, 2018.

In addition, in the ordinary course of business, we maintain letters of credit and have certain cash restricted in support of certain performance obligations of our subsidiaries. As of December 31, 2018, we had $425 million aggregate amount of issued letters of credit under our credit facilities and $1.5 billion of current restricted cash. For more information, see Note 4—Restricted Cash of our Notes to Consolidated Financial Statements.

Results of Operations

Our consolidated net income was $1.3 billion, or $2.51 per common unit (basic and diluted), in the year ended December 31, 2018, compared to $490 million, or $1.32 loss per common unit (basic and diluted), in the year ended December 31, 2017. This $784 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net loss was $171 million, or $0.20 loss per common unit (basic and diluted), in the year ended December 31, 2016. This $661 million increase in net income in 2017 compared to 2016 was primarily a result of increased income from operations due to additional Trains operating between the periods, which was partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Year Ended December 31,
(in millions, except volumes)	2018	2017	Change	2016	Change
LNG revenues	$4,827	$2,635	$2,192	$539	$2,096
LNG revenues—affiliate	1,299	1,389	(90)	294	1,095
Regasification revenues	261	260	1	259	1
Other revenues	39	20	19	4	16
Other revenues—affiliate	—	—	—	4	(4)
Total revenues	$6,426	$4,304	$2,122	$1,100	$3,204

LNG volumes recognized as revenues (in TBtu)	955	684	271	151	533

2018 vs. 2017 and 2017 vs. 2016

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. We had four Trains operational for the entire year during the year ended December 31, 2018, we had two Trains operational for the entire year and two Trains operational partially during the year ended December 31, 2017 and two Trains operational partially during the year ended December 31, 2016. The increase in revenues for each of the years was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains, as well as increased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 5 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2018, 2017 and 2016, we realized offsets to LNG terminal costs of $94 million corresponding to 13 TBtu of LNG, $301 million corresponding to 51 TBtu of LNG and $201 million corresponding to 45 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2018	2017	Change	2016	Change
Cost of sales	$3,403	$2,320	$1,083	$410	$1,910
Cost of sales—affiliate	—	—	—	2	(2)
Operating and maintenance expense	409	292	117	127	165
Operating and maintenance expense—affiliate	117	100	17	52	48
Development expense	2	3	(1)	—	3
General and administrative expense	11	12	(1)	13	(1)
General and administrative expense—affiliate	73	80	(7)	90	(10)
Depreciation and amortization expense	424	339	85	156	183
Impairment expense and loss on disposal of assets	8	—	8	—	—
Other	—	2	(2)	—	2
Total operating costs and expenses	$4,447	$3,148	$1,299	$850	$2,298

2018 vs. 2017 and 2017 vs. 2016

Our total operating costs and expenses increased during the year ended December 31, 2018 from the years ended December 31, 2017 and 2016, primarily as a result of additional Trains that were operating between each of the periods.

Cost of sales increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016, primarily as a result of the increase in operating Trains between each of the periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the year ended December 31, 2018 from the comparable period in 2017 was primarily related to the increase in the volume of natural gas feedstock related to our LNG sales. The increase during the year ended December 31, 2017 from the comparable period in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock related to our LNG sales. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016, as a result of the increase in operating Trains between each of the periods. Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase during the year ended December 31, 2018 from the comparable periods in 2017 and 2016 was primarily related to third-party service and maintenance contract costs, natural gas transportation and storage capacity demand charges, payroll and benefit costs of operations personnel and TUA reservation charges from payments made under the partial TUA assignment agreement with Total. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

Impairment expense and loss on disposal of assets increased during the year ended December 31, 2018 compared to the years ended December 31, 2017 and 2016. The impairment expense and loss on disposal of assets recognized during the year ended December 31, 2018 related to the write down of prepaid assets.

We expect our operating costs and expenses to generally increase in the future upon Train 5 of the Liquefaction Project achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Year Ended December 31,
(in millions)	2018	2017	Change	2016	Change
Interest expense, net of capitalized interest	$733	$614	$119	$357	$257
Loss on modification or extinguishment of debt	12	67	(55)	72	(5)
Derivative gain, net	(14)	(4)	(10)	(6)	2
Other income	(26)	(11)	(15)	(2)	(9)
Total other expense	$705	$666	$39	$421	$245

2018 vs. 2017

Interest expense, net of capitalized interest, increased during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. For the years ended December 31, 2018 and 2017, we incurred $936 million and $902 million of total interest cost, respectively, of which we capitalized $203 million and $288 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017. Loss on modification or extinguishment of debt of $12 million recognized in 2018 was attributable to the incurrence of third party fees and write off of unamortized debt issuance costs in September 2018 as a result of the termination of approximately $1.2 billion of commitments under the CQP Credit Facilities in connection with the issuance of the 2026 CQP Senior Notes. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes and the 2037 SPL Senior Notes, in addition to the $25 million write-off of debt issuance costs in September 2017 related to the prepayment of $1.5 billion of the outstanding indebtedness under the CQP Credit Facilities in connection with the issuance of the 2025 CQP Senior Notes.

Derivative gain, net increased during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods, including proceeds of $28 million received in October 2018 upon the termination of the interest rate swaps (“CQP Interest Rate Derivatives”) previously held to hedge a portion of the variable interest payments on its CQP Credit Facilities.

2017 vs. 2016

Interest expense, net of capitalized interest, increased during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 4 of the Liquefaction Project completed construction and an increase in our indebtedness outstanding (before unamortized premium, discount and debt issuance costs), from $14.6 billion as of December 31, 2016 to $16.2 billion as of December 31, 2017. For the year ended December 31, 2016, we incurred $841 million of total interest cost, of which we capitalized $484 million, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016. Loss on modification or extinguishment of debt recognized during the year ended December 31, 2016 was primarily due to (1) a $52 million write-off of debt issuance costs and payment of fees related to the $2.6 billion prepayment of outstanding borrowings and termination of commitments under the SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes and the 2027 SPL Senior Notes and (2) a $20 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL term loan facility and the redemption of the senior notes due 2020 previously issued by SPLNG.

Derivative gain, net decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods, partially offset by the $7 million payment made in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the SPL Credit Facilities.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 19—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

	December 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(43)	$7	$55	$5

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. We previously also had the CQP

Interest Rate Derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CQP Credit Facilities. See Note 8—Derivative Instruments for additional details about our derivative instruments.

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

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Partners’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2018, which is contained in this Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue recognition in 2018, 2017 and 2016 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto.
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
February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P.’s and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2019

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,541	1,589
Accounts and other receivables	348	191
Accounts receivable—affiliate	114	163
Advances to affiliate	228	36
Inventory	99	95
Other current assets	26	65
Total current assets	2,356	2,139

Property, plant and equipment, net	15,390	15,139
Debt issuance costs, net	13	38
Non-current derivative assets	31	31
Other non-current assets, net	184	206
Total assets	$17,974	$17,553

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$15	$12
Accrued liabilities	821	637
Due to affiliates	49	68
Deferred revenue	116	111
Deferred revenue—affiliate	1	1
Derivative liabilities	66	—
Total current liabilities	1,068	829

Long-term debt, net	16,066	16,046
Non-current derivative liabilities	14	3
Other non-current liabilities	4	11
Other non-current liabilities—affiliate	22	25

Commitments and contingencies (see Note 16)

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at December 31, 2018 and 2017)	1,806	1,670
Subordinated unitholders’ interest (135.4 million units issued and outstanding at December 31, 2018 and 2017)	(990)	(1,043)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at December 31, 2018 and 2017)	(16)	12
Total partners’ equity	800	639
Total liabilities and partners’ equity	$17,974	$17,553

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues
LNG revenues	$4,827	$2,635	$539
LNG revenues—affiliate	1,299	1,389	294
Regasification revenues	261	260	259
Other revenues	39	20	4
Other revenues—affiliate	—	—	4
Total revenues	6,426	4,304	1,100

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,403	2,320	410
Cost of sales—affiliate	—	—	2
Operating and maintenance expense	409	292	127
Operating and maintenance expense—affiliate	117	100	52
Development expense	2	3	—
General and administrative expense	11	12	13
General and administrative expense—affiliate	73	80	90
Depreciation and amortization expense	424	339	156
Impairment expense and loss on disposal of assets	8	—	—
Other	—	2	—
Total operating costs and expenses	4,447	3,148	850

Income from operations	1,979	1,156	250

Other income (expense)
Interest expense, net of capitalized interest	(733)	(614)	(357)
Loss on modification or extinguishment of debt	(12)	(67)	(72)
Derivative gain, net	14	4	6
Other income	26	11	2
Total other expense	(705)	(666)	(421)

Net income (loss)	$1,274	$490	$(171)

Basic and diluted net income (loss) per common unit	$2.51	$(1.32)	$(0.20)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	348.6	178.5	57.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	57.1	$306	145.3	$(37)	135.4	$427	6.9	$17	$713
Net loss	—	(50)	—	—	—	(117)	—	(4)	(171)
Distributions	—	(97)	—	—	—	—	—	(2)	(99)
Amortization of beneficial conversion feature of Class B units	—	(29)	—	99	—	(70)	—	—	—
Balance at December 31, 2016	57.1	130	145.3	62	135.4	240	6.9	11	443
Net income	—	294	—	—	—	186	—	10	490
Distributions	—	(226)	—	—	—	(59)	—	(9)	(294)
Conversion of Class B units into common units	291.5	2,066	(145.3)	(2,066)	—	—	3.0	—	—
Amortization of beneficial conversion feature of Class B units	—	(594)	—	2,004	—	(1,410)	—	—	—
Balance at December 31, 2017	348.6	1,670	—	—	135.4	(1,043)	9.9	12	639
Net income	—	899	—	—	—	349	—	26	1,274
Distributions	—	(763)	—	—	—	(296)	—	(54)	(1,113)
Balance at December 31, 2018	348.6	$1,806	—	$—	135.4	$(990)	9.9	$(16)	$800

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$1,274	$490	$(171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	424	339	156
Amortization of debt issuance costs, deferred commitment fees, premium and discount	30	36	30
Loss on modification or extinguishment of debt	12	67	72
Total losses (gains) on derivatives, net	87	20	(48)
Net cash provided by (used for) settlement of derivative instruments	32	(16)	(8)
Other	13	8	1
Changes in operating assets and liabilities:
Accounts and other receivables	(122)	(101)	(90)
Accounts receivable—affiliate	47	(62)	(98)
Advances to affiliate	(84)	(12)	—
Inventory	(5)	13	(58)
Accounts payable and accrued liabilities	183	210	167
Due to affiliates	(6)	(42)	11
Deferred revenue	3	34	42
Other, net	(12)	(5)	(7)
Other, net—affiliate	(2)	(2)	1
Net cash provided by operating activities	1,874	977	—

Cash flows from investing activities
Property, plant and equipment, net	(804)	(1,290)	(2,315)
Other	—	—	(38)
Net cash used in investing activities	(804)	(1,290)	(2,353)

Cash flows from financing activities
Proceeds from issuances of debt	1,100	3,814	8,003
Repayments of debt	(1,090)	(2,173)	(5,251)
Debt issuance and deferred financing costs	(8)	(50)	(115)
Debt extinguishment costs	(7)	—	(14)
Distributions to owners	(1,113)	(294)	(99)
Net cash provided by (used in) financing activities	(1,118)	1,297	2,524

Net increase (decrease) in cash, cash equivalents and restricted cash	(48)	984	171
Cash, cash equivalents and restricted cash—beginning of period	1,589	605	434
Cash, cash equivalents and restricted cash—end of period	$1,541	$1,589	$605

Balances per Consolidated Balance Sheets:

	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash	1,541	1,589
Total cash, cash equivalents and restricted cash	$1,541	$1,589

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a publicly traded Delaware limited partnership formed by Cheniere. Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through our wholly owned subsidiary, CTPL.

As of December 31, 2018, Cheniere owned 48.6% of our limited partner interest in the form of 104.5 million of our common units and 135.4 million of our subordinated units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights.

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

During the year ended December 31, 2018, Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”), which holds limited partner interests in us, merged with a wholly owned subsidiary of Cheniere. As of December 31, 2018, Cheniere, Blackstone CQP Holdco and the public own a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

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

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. We have elected to adopt the new accounting standard retrospectively and have recast the accompanying Consolidated Financial Statements to reflect the adoption of ASC 606 for all periods presented. The adoption of ASC 606 did not impact our previously reported Consolidated Financial Statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the recoverability of property, plant and equipment, derivative instruments, asset retirement obligations (“AROs”) and fair value measurements. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenues from the sale of LNG are recognized as LNG revenues. LNG regasification capacity payments are recognized as regasification revenues. See Note 12—Revenues from Contracts with Customers for further discussion of revenues.

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

Accounts Receivable

Accounts receivable is reported net of allowances for doubtful accounts. Impaired receivables are specifically identified and evaluated for expected losses.  The expected loss on impaired receivables is primarily determined based on the debtor’s ability to pay and the estimated value of any collateral.  We did not recognize any impairment expense related to accounts receivable during the years ended December 31, 2018, 2017 and 2016.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value and subsequently charged to expense when issued.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of our LNG terminals once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals and other preliminary investigation and development activities related to our LNG terminals.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as other non-current assets. The costs of lease options are amortized over the life of the lease once obtained. If no land or lease is obtained, the costs are expensed.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred. We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in impairment expense and loss (gain) on disposal of assets.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We did not recognize any impairment expense related to property, plant and equipment during the years ended December 31, 2018, 2017 and 2016.

Interest Capitalization

We capitalize interest and other related debt costs during the construction period of our LNG terminals and related pipelines as construction-in-process. Upon commencement of operations, these costs are transferred out of construction-in-process into terminal and interconnecting pipeline facilities assets and are amortized over the estimated useful life of the asset.

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

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges during the years ended December 31, 2018, 2017 and 2016. See Note 8—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Certain of our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded within other current assets. Our interest rate derivative instruments are placed with investment grade financial institutions whom we believe are acceptable credit risks. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

SPL has entered into fixed price SPAs with terms of at least 20 years with seven unaffiliated third parties. SPL is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs. See Note 17—Customer Concentration for additional details about our customer concentration.

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

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment of debt are recorded in gain (loss) on modification or extinguishment of debt on our Consolidated Statements of Operations.

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as a direct deduction from the debt liability unless incurred in connection with a line of credit arrangement, in which case they are presented as an asset on our Consolidated Balance Sheets. Debt issuance costs are amortized to interest expense or property, plant and equipment over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to loss on modification or extinguishment of debt.

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

Income Taxes

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2018, the tax basis of our assets and liabilities was $3.4 billion less than the reported amounts of our assets and liabilities. See Note 13—Related Party Transactions for details about income taxes under our tax sharing agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Business Segment

Our liquefaction and regasification operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of Cheniere Partners in total when evaluating financial performance and for purposes of allocating resources.

NOTE 4—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2018 and 2017, restricted cash consisted of the following (in millions):

	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$756	$544
Cash held by us and our guarantor subsidiaries	785	1,045
Total current restricted cash	$1,541	$1,589

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

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2018 and 2017, accounts and other receivables consisted of the following (in millions):

	December 31,
	2018	2017
SPL trade receivable	$330	$185
Other accounts receivable	18	6
Total accounts and other receivables	$348	$191

NOTE 6—INVENTORY

As of December 31, 2018 and 2017, inventory consisted of the following (in millions):

	December 31,
	2018	2017
Natural gas	$28	$17
LNG	6	26
Materials and other	65	52
Total inventory	$99	$95

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2018 and 2017, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2018	2017
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$12,760	$12,703
LNG terminal construction-in-process	3,913	3,310
Accumulated depreciation	(1,290)	(880)
Total LNG terminal costs, net	15,383	15,133
Fixed assets
Fixed assets	26	23
Accumulated depreciation	(19)	(17)
Total fixed assets, net	7	6
Property, plant and equipment, net	$15,390	$15,139

Depreciation expense was $413 million, $331 million and $148 million during the years ended December 31, 2018, 2017 and 2016, respectively.

We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. We realized offsets to LNG terminal costs of $94 million, $301 million and $201 million in the years ended December 31, 2018, 2017 and 2016, respectively, for sales of commissioning cargoes from the Liquefaction Project.

LNG Terminal Costs

The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 6 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Water pipelines	30
Regasification processing equipment	30
Sendout pumps	20
Liquefaction processing equipment	6-50
Other	15-30

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

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”);

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	December 31, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CQP Interest Rate Derivatives asset	$—	$—	$—	$—	$—	$21	$—	$21
Liquefaction Supply Derivatives asset (liability)	5	(23)	(25)	(43)	2	10	43	55

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2018:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(25)	Market approach incorporating present value techniques	Basis Spread	$(0.892) - $0.085

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$43	$79	$32
Realized and mark-to-market gains (losses):
Included in cost of sales (1)	(3)	(37)	48
Purchases and settlements:
Purchases	(37)	14	1
Settlements (1)	(29)	(12)	(2)
Transfers out of Level 3 (2)	1	(1)	—
Balance, end of period	$(25)	$43	$79
Change in unrealized gains (losses) relating to instruments still held at end of period	$(3)	$(37)	$49

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the year ended December 31, 2016.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

We previously had interest rate swaps (“CQP Interest Rate Derivatives”) to hedge a portion of the variable interest payments on the CQP Credit Facilities, based on a portion of the expected outstanding borrowings over the term of the CQP Credit Facilities. In September 2018, we terminated approximately $1.2 billion of commitments under the CQP Credit Facilities, as discussed in Note 11—Debt. In October 2018, we terminated the CQP Interest Rate Derivatives related to the CQP Credit Facilities, which resulted in proceeds of $28 million.

SPL previously had interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “SPL Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the SPL Credit Facilities. In March 2017, SPL settled the SPL Interest Rate Derivatives and paid $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the SPL Credit Facilities.

The following table shows the fair value and location of the CQP Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	December 31,
Consolidated Balance Sheet Location	2018	2017
Other current assets	$—	$7
Non-current derivative assets	—	14
Total derivative assets	$—	$21

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain, net on our Consolidated Statements of Operations during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
CQP Interest Rate Derivatives gain	$14	$6	$12
SPL Interest Rate Derivatives loss	—	(2)	(6)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

SPL had secured up to approximately 3,464 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of December 31, 2018 and 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 2,978 TBtu and 1,520 TBtu as of December 31, 2018 and 2017, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	December 31, 2018	December 31, 2017
Other current assets	$6	$41
Non-current derivative assets	31	17
Total derivative assets	37	58

Derivative liabilities	(66)	—
Non-current derivative liabilities	(14)	(3)
Total derivative liabilities	(80)	(3)

Derivative asset (liability), net	$(43)	$55

(1)	Does not include collateral calls of $1 million as of both December 31, 2018 and 2017 for such contracts, which are included in other current assets in our Consolidated Balance Sheets.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Consolidated Statements of Operations during the years ended December 31, 2018, 2017 and 2016 (in millions):

		Year Ended December 31,
	Statement of Operations Location (1)	2018	2017	2016
Liquefaction Supply Derivatives loss	LNG revenues	$(1)	$—	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(100)	(24)	42

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)

NOTE 9—OTHER NON-CURRENT ASSETS

As of December 31, 2018 and 2017, other non-current assets, net consisted of the following (in millions):

	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$14	$26
Advances made to municipalities for water system enhancements	90	93
Advances and other asset conveyances to third parties to support LNG terminals	36	30
Tax-related payments and receivables	17	25
Information technology service assets	20	24
Other	7	8
Total other non-current assets, net	$184	$206

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2018 and 2017, accrued liabilities consisted of the following (in millions):

	December 31,
	2018	2017
Interest costs and related debt fees	$224	$253
Accrued natural gas purchases	518	298
LNG terminal and related pipeline costs	79	86
Total accrued liabilities	$821	$637

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11—DEBT

As of December 31, 2018 and 2017, our debt consisted of the following (in millions):

	December 31,
	2018	2017
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	—
CQP Credit Facilities	—	1,090
Unamortized premium, discount and debt issuance costs, net	(184)	(194)
Total long-term debt, net	16,066	16,046

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$16,066	$16,046

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2018 (in millions):

Years Ending December 31,	Principal Payments
2019	$—
2020	—
2021	2,000
2022	1,000
2023	1,500
Thereafter	11,750
Total	$16,250

Senior Notes

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

CQP Senior Notes

In September 2018, we issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes. Net proceeds of the offering of approximately $1.1 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay all of the outstanding indebtedness under the CQP Credit Facilities, resulting in the recognition of debt modification and extinguishment costs of $12 million for the year ended December 31, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs. Borrowings under the 2026 CQP Senior Notes accrue interest at a fixed rate of 5.625%.

The 2025 CQP Senior Notes and the 2026 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets. Interest on the CQP Senior Notes is payable semi-annually in arrears.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes and 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes and October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2018 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities
Original facility size	$1,200	$2,800
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	2,685
Letters of credit issued	425	—
Available commitment	$775	$115

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020

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

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2018, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

CQP Credit Facilities

In February 2016, we entered into the CQP Credit Facilities. The CQP Credit Facilities originally consisted of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that could be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017 and September 2018, we issued the 2025 CQP Senior Notes and the 2026 CQP Senior Notes, respectively, and the net proceeds were used to prepay the outstanding term loans under the CQP Credit Facilities. As of December 31, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities. We pay a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The revolving credit facility is available for the issuance of letters of credit, which incurs a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

Restrictive Debt Covenants

As of December 31, 2018, we and SPL were in compliance with all covenants related to our respective debt agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Interest Expense

Total interest expense consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Total interest cost	$936	$902	$841
Capitalized interest	(203)	(288)	(484)
Total interest expense, net	$733	$614	$357

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$15,275	$15,672	$14,166	$15,485
2037 SPL Senior Notes (2)	791	817	790	871
Credit facilities (3)	—	—	1,090	1,090

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

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
LNG revenues	$4,687	$2,615	$535
LNG revenues—affiliate	1,299	1,389	294
Regasification revenues	261	260	259
Other revenues	39	20	4
Other revenues—affiliate	—	—	4
Total revenues from customers	6,286	4,284	1,096
Gains from derivative instruments (1)	140	20	4
Total revenues	$6,426	$4,304	$1,100

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

Upon substantial completion of Train 3 of the Liquefaction Project, which was in March 2017, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

to recognize the payments received from Total as revenue. During the years ended December 31, 2018 and 2017, SPL recorded $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

	Year Ended December 31,
	2018	2017
Deferred revenues, beginning of period	$111	$78
Cash received but not yet recognized	116	111
Revenue recognized from prior period deferral	(111)	(78)
Deferred revenues, end of period	$116	$111

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2018 and 2017 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.6	10	$55.7	10
Regasification revenues	2.6	6	2.9	6
Total revenues	$56.2		$58.6

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 57% and 58% of our LNG revenues and approximately 3% and 2% of our regasification revenues were related to variable consideration received from customers during the years ended December 31, 2018 and 2017, respectively. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the years ended December 31, 2018 and 2017.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$1,299	$1,389	$294

Other revenues—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	1
Terminal Marine Services Agreement	—	—	3
Total other revenues—affiliate	—	—	4

Cost of sales—affiliate
Fees under the Pre-commercial LNG Marketing Agreement	—	—	2

Operating and maintenance expense—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	1
Services Agreements	117	94	51
Other agreements	—	6	—
Total operating and maintenance expense—affiliate	117	100	52

General and administrative expense—affiliate
Services Agreements	73	80	90

As of December 31, 2018 and 2017, we had $114 million and $163 million, respectively, of accounts receivable—affiliate, primarily under the LNG terminal capacity agreements described below.

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the years ended December 31, 2018, 2017 and 2016 related to the Amended and Restated VCRA.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Cheniere Marketing SPA

Cheniere Marketing has an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

SPL has an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement. SPL executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) has control of, and is commissioning, Train 5 of the Liquefaction Project.

Services Agreements
As of December 31, 2018 and 2017, we had $228 million and $36 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This ten-year initiative represented an aggregate commitment of $25 million in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to ad valorem tax levied on our LNG terminal in the year the Cameron Parish dollar-for-dollar credit is applied.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of December 31, 2018, we had $3 million in due to affiliates and $22 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing. As of December 31, 2017, we had $25 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay the wholly owned subsidiary of Cheniere a portion of its future revenues. Accordingly, Tug Services distributed $6 million, $3 million and zero to the wholly owned subsidiary of Cheniere during the years ended December 31, 2018, 2017 and 2016, respectively, which is recognized as part of the distributions to our general partner interest holders on the Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the years ended December 31, 2018, 2017 and 2016.

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

NOTE 14—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On January 25, 2019, we declared a $0.59 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on February 14, 2019 to unitholders of record as of February 6, 2019 for the period from October 1, 2018 to December 31, 2018.

The two-class method dictates that net income (loss) for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Class B units, which were mandatorily converted into our common units in accordance with the terms of our partnership agreement on August 2, 2017, were issued at a discount to the market price of the common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature was considered a dividend that was distributed ratably with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortized the beneficial conversion feature through the mandatory conversion date of August 2, 2017 using the effective yield method, with a weighted average effective yield of 888.7% per year and 966.1% per year for Cheniere Holdings’ previously held Class B units and Blackstone CQP Holdco’s Class B units, respectively. The impact of the beneficial conversion feature was also included in earnings per unit for the years ended December 31, 2017 and 2016.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income (loss) per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units	IDR

Year Ended December 31, 2018
Net income	$1,274
Declared distributions	1,162	795	—	309	22	36
Assumed allocation of undistributed net income (1)	$112	79	—	31	2	—
Assumed allocation of net income		$874	$—	$340	$24	$36

Weighted average units outstanding		348.6	—	135.4
Basic and diluted net income per unit		$2.51		$2.51

Year Ended December 31, 2017
Net income	$490
Declared distributions	514	376	—	127	10	1
Amortization of beneficial conversion feature of Class B units	—	(594)	2,004	(1,410)	—	—
Assumed allocation of undistributed net loss (1)	$(24)	(17)	—	(7)	—	—
Assumed allocation of net income		$(235)	$2,004	$(1,290)	$10	$1

Weighted average units outstanding		178.5	84.8	135.4
Basic and diluted net loss per unit (2)		$(1.32)		$(9.52)

Year Ended December 31, 2016
Net loss	$(171)
Declared distributions	99	97	—	—	2	—
Amortization of beneficial conversion feature of Class B units	—	(29)	100	(71)	—	—
Assumed allocation of undistributed net loss	$(270)	(79)	—	(186)	(5)	—
Assumed allocation of net loss		$(11)	$100	$(257)	$(3)	$—

Weighted average units outstanding		57.1	145.3	135.4
Basic and diluted net loss per unit (2)		$(0.20)		$(1.90)

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

NOTE 15—LEASES

During the years ended December 31, 2018, 2017 and 2016, we recognized rental expense for all operating leases of $16 million, $13 million and $11 million, respectively, related primarily to office space and land sites. Our land site leases for the Sabine Pass LNG terminal have initial terms varying up to 30 years with multiple options to renew up to an additional 60 years.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2019	$10
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total	$174

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2018, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contracts

SPL has lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 5 and Train 6 of the Liquefaction Project. The EPC contract prices for Train 5 of the Liquefaction Project and Train 6 of the Liquefaction Project are approximately $3.1 billion and $2.5 billion, respectively, reflecting amounts incurred under change orders through December 31, 2018, and including estimated costs for an optional third marine berth.  SPL has the right to terminate the EPC contracts for its convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

Obligations under SPAs

SPL has third-party SPAs which obligate SPL to purchase and liquefy sufficient quantities of natural gas to deliver contracted volumes of LNG to the customers’ vessels, subject to completion of construction of specified Trains of the Liquefaction Project.

Obligations under LNG TUAs

SPLNG has third-party TUAs with Total and Chevron U.S.A. Inc. to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

SPL primarily has index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent. As of December 31, 2018, SPL has secured up to approximately 3,464 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the conditions precedent were met.

Additionally, SPL has transportation and storage service agreements for the Liquefaction Project. The initial terms of the transportation agreements range up to 20 years, with renewal options for certain contracts, and commence upon the occurrence of conditions precedent. The terms of the SPL storage service agreements range up to ten years.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2018, SPL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2019	$2,465
2020	1,377
2021	1,010
2022	756
2023	641
Thereafter	1,652
Total	$7,901

(1)	Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on prices and basis spreads as of December 31, 2018.

Services Agreements

We have certain services agreements with affiliates. See Note 13—Related Party Transactions for information regarding such agreements.

Restricted Net Assets

At December 31, 2018, our restricted net assets of consolidated subsidiaries were approximately $2.5 billion.

Other Commitments

State Tax Sharing Agreements

SPLNG, SPL and CTPL have state tax sharing agreements with Cheniere. See Note 13—Related Party Transactions for information regarding such agreements.

Other Agreements

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 15—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2018, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable from External Customers
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Customer A	28%	39%	52%	35%	39%
Customer B	21%	27%	*	23%	32%
Customer C	23%	23%	—%	30%	26%
Customer D	19%	—%	—%	8%	—%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2018	2017	2016
United States	$1,880	$1,441	$677
South Korea	1,168	666	—
Ireland	1,098	787	63
India	981	—	23
Other countries	—	21	39
Total	$5,127	$2,915	$802

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$719	$510	$242

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $263 million, $273 million and $267 million as of December 31, 2018, 2017 and 2016, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 19—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of December 31, 2018:

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
January 1, 2019
We will adopt this standard on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. The adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $100 million on our Consolidated Balance Sheets, with no material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The adoption of this standard will also result in additional disclosures including the significant judgments and assumptions used in applying the standard. When we adopt this standard we will elect the practical expedients to (1) carryforward prior conclusions related to lease identification and classification for existing leases, (2) combine lease and non-lease components of an arrangement for all classes of leased assets, (3) omit short-term leases with a term of 12 months or less from recognition on the balance sheet and (4) carryforward our existing accounting for land easements not previously accounted for as leases.

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported Consolidated Financial Statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 12—Revenues from Contracts with Customers for additional disclosures.

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

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION

Our CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the CQP Indenture. See Note 11—Debt for additional information regarding the CQP Senior Notes.

The following is condensed consolidating financial information for Cheniere Partners (“Parent Issuer”), the Guarantors on a combined basis and the Non-Guarantors on a combined basis. The condensed consolidating financial information has been prepared using the same accounting policies as described in Note 3—Summary of Significant Accounting Policies, except for the investments in subsidiaries, which is accounted for using the equity method.

In lieu of Schedule I pursuant to the requirements of Rule 5-04 of Reg S-X, the condensed parent company financial statements are presented below in the Parent Issuer column. The condensed parent only financial statements have been provided in accordance with the rules and regulations of the SEC and should be read in conjunction with Cheniere Partners’ Consolidated

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Financial Statements. Pursuant to the SEC rules and regulations, the condensed parent company financial statements do not include all of the financial information and notes normally included with financial statements prepared in accordance with GAAP.

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	779	6	756	—	1,541
Accounts and other receivables	1	1	346	—	348
Accounts receivable—affiliate	1	40	113	(40)	114
Advances to affiliate	—	104	210	(86)	228
Inventory	—	12	87	—	99
Other current assets	—	2	24	—	26
Other current assets—affiliate	—	—	21	(21)	—
Total current assets	781	165	1,557	(147)	2,356

Property, plant and equipment, net	79	2,128	13,209	(26)	15,390
Debt issuance costs, net	1	—	12	—	13
Non-current derivative assets	—	—	31	—	31
Investments in subsidiaries	2,544	440	—	(2,984)	—
Other non-current assets, net	—	26	158	—	184
Total assets	$3,405	$2,759	$14,967	$(3,157)	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$4	$11	$—	$15
Accrued liabilities	39	14	768	—	821
Due to affiliates	—	127	48	(126)	49
Deferred revenue	—	25	91	—	116
Deferred revenue—affiliate	—	22	—	(21)	1
Derivative liabilities	—	—	66	—	66
Total current liabilities	39	192	984	(147)	1,068

Long-term debt, net	2,566	—	13,500	—	16,066
Non-current derivative liabilities	—	—	14	—	14
Other non-current liabilities	—	1	3	—	4
Other non-current liabilities—affiliate	—	22	—	—	22

Partners’ equity	800	2,544	466	(3,010)	800
Total liabilities and partners’ equity	$3,405	$2,759	$14,967	$(3,157)	$17,974

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Operations
Year Ended December 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$4,827	$—	$4,827
LNG revenues—affiliate	—	—	1,299	—	1,299
Regasification revenues	—	261	—	—	261
Regasification revenues—affiliate	—	258	—	(258)	—
Other revenues	—	39	—	—	39
Other revenues—affiliate	—	247	—	(247)	—
Total revenues	—	805	6,126	(505)	6,426

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	3,403	—	3,403
Cost of sales—affiliate	—	—	32	(32)	—
Operating and maintenance expense	—	67	342	—	409
Operating and maintenance expense—affiliate	—	151	423	(457)	117
Development expense	—	—	2	—	2
General and administrative expense	4	2	5	—	11
General and administrative expense—affiliate	12	25	50	(14)	73
Depreciation and amortization expense	2	74	349	(1)	424
Impairment expense and loss on disposal of assets	—	8	—	—	8
Total operating costs and expenses	18	327	4,606	(504)	4,447

Income (loss) from operations	(18)	478	1,520	(1)	1,979

Other income (expense)
Interest expense, net of capitalized interest	(139)	(5)	(589)	—	(733)
Loss on modification or extinguishment of debt	(12)	—	—	—	(12)
Derivative gain, net	14	—	—	—	14
Equity earnings of subsidiaries	1,416	944	—	(2,360)	—
Other income	13	—	13	—	26
Total other income (expense)	1,292	939	(576)	(2,360)	(705)

Net income	$1,274	$1,417	$944	$(2,361)	$1,274

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Operations
Year Ended December 31, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$2,635	$—	$2,635
LNG revenues—affiliate	—	—	1,389	—	1,389
Regasification revenues	—	260	—	—	260
Regasification revenues—affiliate	—	190	—	(190)	—
Other revenues	—	20	—	—	20
Other revenues—affiliate	—	218	—	(218)	—
Total revenues	—	688	4,024	(408)	4,304

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1	2,317	2	2,320
Cost of sales—affiliate	—	—	23	(23)	—
Operating and maintenance expense	4	45	243	—	292
Operating and maintenance expense—affiliate	6	137	329	(372)	100
Development expense	—	1	2	—	3
General and administrative expense	4	1	7	—	12
General and administrative expense—affiliate	11	15	58	(4)	80
Depreciation and amortization expense	2	74	264	(1)	339
Other	—	2	—	—	2
Total operating costs and expenses	27	276	3,243	(398)	3,148

Income (loss) from operations	(27)	412	781	(10)	1,156

Other income (expense)
Interest expense, net of capitalized interest	(111)	(9)	(494)	—	(614)
Loss on modification or extinguishment of debt	(25)	—	(42)	—	(67)
Derivative gain (loss), net	6	—	(2)	—	4
Equity earnings of subsidiaries	643	250	—	(893)	—
Other income	4	—	7	—	11
Total other income (expense)	517	241	(531)	(893)	(666)

Net income	$490	$653	$250	$(903)	$490

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Operations
Year Ended December 31, 2016
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$539	$—	$539
LNG revenues—affiliate	—	—	294	—	294
Regasification revenues	—	259	—	—	259
Regasification revenues—affiliate	—	61	—	(61)	—
Other revenues	—	4	—	—	4
Other revenues—affiliate	—	163	—	(159)	4
Total revenues	—	487	833	(220)	1,100

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	416	(6)	410
Cost of sales—affiliate	—	—	7	(5)	2
Operating and maintenance expense	5	48	72	2	127
Operating and maintenance expense—affiliate	—	113	129	(190)	52
Development expense—affiliate	—	—	1	(1)	—
General and administrative expense	4	2	7	—	13
General and administrative expense—affiliate	12	15	68	(5)	90
Depreciation and amortization expense	1	72	83	—	156
Total operating costs and expenses	22	250	783	(205)	850

Income (loss) from operations	(22)	237	50	(15)	250

Other income (expense)
Interest expense, net of capitalized interest	(23)	(148)	(186)	—	(357)
Loss on modification or extinguishment of debt	—	(20)	(52)	—	(72)
Derivative gain (loss), net	12	—	(6)	—	6
Equity losses of subsidiaries	(138)	(193)	—	331	—
Other income	—	1	1	—	2
Total other expense	(149)	(360)	(243)	331	(421)

Net loss	$(171)	$(123)	$(193)	$316	$(171)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$714	$569	$1,423	$(832)	$1,874

Cash flows from investing activities
Property, plant and equipment, net	—	(34)	(771)	1	(804)
Investments in subsidiaries	(304)	(129)	—	433	—
Distributions received from affiliates, net	454	537	—	(991)	—
Net cash provided by (used in) investing activities	150	374	(771)	(557)	(804)

Cash flows from financing activities
Proceeds from issuances of debt	1,100	—	—	—	1,100
Repayments of debt	(1,090)	—	—	—	(1,090)
Debt issuance and deferred financing costs	(8)	—	—	—	(8)
Debt extinguishment costs	(7)	—	—	—	(7)
Distributions to parent	—	(1,253)	(569)	1,822	—
Contributions from parent	—	304	129	(433)	—
Distributions to owners	(1,113)	—	—	—	(1,113)
Net cash used in financing activities	(1,118)	(949)	(440)	1,389	(1,118)

Net increase (decrease) in cash, cash equivalents and restricted cash	(254)	(6)	212	—	(48)
Cash, cash equivalents and restricted cash—beginning of period	1,033	12	544	—	1,589
Cash, cash equivalents and restricted cash—end of period	$779	$6	$756	$—	$1,541

Balances per Condensed Consolidating Balance Sheet:

	December 31, 2018
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	779	6	756	—	1,541
Total cash, cash equivalents and restricted cash	$779	$6	$756	$—	$1,541

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(101)	$431	$657	$(10)	$977

Cash flows from investing activities
Property, plant and equipment, net	—	(21)	(1,279)	10	(1,290)
Investments in subsidiaries	(245)	(7)	—	252	—
Distributions received from affiliates, net	1,431	782	—	(2,213)	—
Net cash provided by (used in) investing activities	1,186	754	(1,279)	(1,951)	(1,290)

Cash flows from financing activities
Proceeds from issuances of debt	1,500	—	2,314	—	3,814
Repayments of debt	(1,470)	—	(703)	—	(2,173)
Debt issuance and deferred financing costs	(22)	—	(28)	—	(50)
Distributions to parent	—	(1,431)	(782)	2,213	—
Contributions from parent	—	245	7	(252)	—
Distributions to owners	(294)	—	—	—	(294)
Net cash provided by (used in) financing activities	(286)	(1,186)	808	1,961	1,297

Net increase (decrease) in cash, cash equivalents and restricted cash	799	(1)	186	—	984
Cash, cash equivalents and restricted cash—beginning of period	234	13	358	—	605
Cash, cash equivalents and restricted cash—end of period	$1,033	$12	$544	$—	$1,589

Balances per Condensed Consolidating Balance Sheet:

	December 31, 2017
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	1,033	12	544	—	1,589
Total cash, cash equivalents and restricted cash	$1,033	$12	$544	$—	$1,589

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(53)	$181	$(130)	$2	$—

Cash flows from investing activities
Property, plant and equipment, net	—	(7)	(2,306)	(2)	(2,315)
Investments in subsidiaries	(2,429)	(1)	—	2,430	—
Distributions received from affiliates, net	218	—	—	(218)	—
Other	—	(6)	(32)	—	(38)
Net cash used in investing activities	(2,211)	(14)	(2,338)	2,210	(2,353)

Cash flows from financing activities
Proceeds from issuances of debt	2,560	—	5,443	—	8,003
Repayments of debt	—	(2,486)	(2,765)	—	(5,251)
Debt issuance and deferred financing costs	(73)	—	(42)	—	(115)
Debt extinguishment costs	—	(14)	—	—	(14)
Distributions to parent	—	(218)	—	218	—
Contributions from parent	—	2,429	1	(2,430)	—
Distributions to owners	(99)	—	—	—	(99)
Net cash provided by (used in) financing activities	2,388	(289)	2,637	(2,212)	2,524

Net increase (decrease) in cash, cash equivalents and restricted cash	124	(122)	169	—	171
Cash, cash equivalents and restricted cash—beginning of period	110	135	189	—	434
Cash, cash equivalents and restricted cash—end of period	$234	$13	$358	$—	$605

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018:
Revenues	$1,593	$1,407	$1,529	$1,897
Income from operations	508	455	492	524
Net income	335	281	307	351
Net income per common unit—basic and diluted (1)	0.67	0.55	0.60	0.69
Year ended December 31, 2017:
Revenues	$891	$992	$903	$1,518
Income from operations	219	200	197	540
Net income	47	46	23	374
Net income (loss) per common unit—basic and diluted (1)	(0.80)	(3.71)	(1.10)	0.76

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2018, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 59 and is incorporated herein by reference.

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

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our Consolidated Financial Statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at http://www.cheniere.com/about-us/cheniere-partners/governance-and-ethics/.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 20, 2019, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Meier, Munfa and Welch to the board of directors of our general partner were made pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	56	May 2016	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	42	January 2014	Director and Executive Vice President and Chief Financial Officer
Eric Bensaude	52	September 2016	Director
Doug Shanda	49	September 2016	Director and Senior Vice President, Operations
Philip Meier	60	July 2013	Director
John-Paul Munfa	37	February 2015	Director
Jamie Welch	52	August 2017	Director
James R. Ball	68	September 2012	Director
Lon McCain	71	March 2007	Director
Vincent Pagano, Jr.	68	December 2012	Director
Oliver G. Richard, III	66	September 2012	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer of our general partner
Mr. Fusco serves as a director and President and Chief Executive Officer of Cheniere; Chief Executive Officer of SPL and a manager and President and Chief Executive Officer of the general partner of SPLNG. Mr. Fusco served as Chairman, President and Chief Executive Officer of Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) from June 2016 to September 2018. Mr. Fusco served as the Executive Chairman of Calpine Corporation (“Calpine”) from May 2014 through May 2016, Chief Executive Officer of Calpine from August 2008 to May 2014, President of Calpine from August 2008 to December 2012 and director of Calpine from August 2008 to March 2018. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as founder, President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman, Sachs & Co., Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento. Mr. Fusco served as a director on the board of Foster Wheeler Ltd., a global engineering and construction contractor and power equipment supplier, until February 2009 and on the board of Graphics Packaging Holdings, a paper and packaging company, until 2008. It was determined that Mr. Fusco should serve as a director of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

Michael J. Wortley
Executive Vice President and Chief Financial Officer and a Director of our general partner and a member of the Executive Committee
Mr. Wortley has served as Chief Financial Officer of Cheniere since January 2014 and as Executive Vice President of Cheniere since September 2016. Mr. Wortley served as Senior Vice President of Cheniere from January 2014 to September 2016. Mr. Wortley also served as a director and Chief Financial Officer of Cheniere Holdings from January 2014 to September 2018 and Executive Vice President from September 2016 to September 2018. Mr. Wortley served as Vice President–Strategy and Risk of Cheniere from January 2013 to January 2014 and as Vice President–Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, from September 2011 to January 2013. Mr. Wortley served as Cheniere’s Vice President–Strategic Planning from January 2009 to September 2011 and Manager–Strategic New Business from August 2007 to January 2009. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation (“Anadarko”), a publicly traded oil and gas exploration and production company. Mr. Wortley began his career with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a

B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as a director of our general partner because of his financial expertise and his perspective as Chief Financial Officer of Cheniere and certain of its affiliates. Other than Cheniere Holdings, Mr. Wortley has not held any other directorship positions in the past five years.

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

Doug Shanda
Senior Vice President, Operations and a Director of our general partner
Mr. Shanda joined Cheniere in October 2012 as Vice President, Sabine Pass Operations leading the effort to prepare for liquefaction operations. His role was expanded to include Corpus Christi Operations in 2015. Mr. Shanda currently serves as Senior Vice President, Operations of Cheniere. Mr. Shanda also serves as President of SPL and Senior Vice President, Operations of Corpus Christi Liquefaction, LLC. Mr. Shanda also served as a director of Cheniere Holdings from September 2016 to September 2018 and Senior Vice President, Operations from August 2017 to September 2018. Mr. Shanda is responsible for safe, reliable operations at Cheniere’s terminals. Mr. Shanda has been professionally involved in the power, chemical, petrochemical, refining and LNG industries for over 25 years. Mr. Shanda is currently a director of Cheniere Energy Partners GP, LLC. Prior to joining Cheniere, Mr. Shanda served as the Senior Project Engineer, Technical Manager and Plant Manager of the PERU LNG liquefaction plant in Melchorita, Peru where he was responsible for the overall management of the facility including production, marine, maintenance, technical services, EHS, security and administration. Mr. Shanda has over 25 years of experience in project management and operations management. Mr. Shanda has a B.S. degree in Electrical Engineering from Iowa State University. It was determined that Mr. Shanda should serve as a director of our general partner because of his background in the LNG industry. Other than Cheniere Holdings, Mr. Shanda has not held any other directorship positions in the past five years.

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

Code of Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by the directors of our general partner. Our Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees, is posted at http://www.cheniere.com/about-us/cheniere-partners/governance-and-ethics/. We posted a revised Code of Business Conduct and Ethics on our website in November 2018 and intend to post any further changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2018 in a timely manner.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services for our benefit, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation). For a description of the services agreement, see Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Lon McCain
Vincent Pagano, Jr.
Oliver G. Richard, III

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2018.

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

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2018 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
Michael J. Wortley (2)	—	—	—	—	—	—	—
Eric Bensaude (2)	—	—	—	—	—	—	—
Doug Shanda (2)	—	—	—	—	—	—	—
Philip Meier (3)	—	—	—	—	—	—	—
John-Paul Munfa (4)	—	—	—	—	—	—	—
Jamie Welch (4)	—	—	—	—	—	—	—
James R. Ball (5)	112,500	115,920	—	—	—	—	228,420
Lon McCain (6)	102,500	105,090	—	—	—	—	207,590
Vincent Pagano, Jr. (7)	97,500	110,790	—	—	—	—	208,290
Oliver G. Richard, III (8)	87,500	115,920	—	—	—	—	203,420

(1)
Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.

(2)
Mr. Fusco served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2018. Mr. Wortley served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2018. Mr. Bensaude served as an officer of Cheniere Marketing Ltd., a subsidiary of Cheniere during fiscal year 2018. Mr. Shanda served as an officer of our general partner and as an executive officer of Cheniere during fiscal year 2018. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.

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

(5)
Mr. Ball was granted 3,000 phantom units in 2018 with a grant date fair value of $115,920. In addition, Mr. Ball received $28,980 in cash and 2,250 common units on account of 3,000 phantom units granted in earlier years that vested in 2018. As of December 31, 2018, he held 7,500 phantom units and 9,375 common units for a total of 16,875 units.

(6)
Mr. McCain was granted 3,000 phantom units in 2018 with a grant date fair value of $105,090. In addition, Mr. McCain received $39,409 in cash and 1,875 common units on account of 3,000 phantom units granted in earlier years that vested in 2018. As of December 31, 2018, he held 7,500 phantom units and 5,250 common units for a total of 12,750 units.

(7)
Mr. Pagano was granted 3,000 phantom units in 2018 with a grant date fair value of $110,790. In addition, Mr. Pagano received $55,395 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2018. As of December 31, 2018, he held 7,500 phantom units and 4,125 common units for a total of 11,625 units.

(8)
Mr. Richard was granted 3,000 phantom units in 2018 with a grant date fair value of $115,920. In addition, Mr. Richard received $14,490 in cash and 2,625 common units on account of 3,000 phantom units granted in earlier years that vested in 2018. As of December 31, 2018, he held 7,500 phantom units and 7,125 common units for a total of 14,625 units.

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

The limited partner interest in our partnership is divided into units. As of February 20, 2019, the following units were outstanding: 348.6 million common units and 135.4 million subordinated units. In addition, as of February 20, 2019, there were 9.9 million general partner units outstanding.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units, subordinated units and/or general partner units as of February 20, 2019:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	104,488,671	30%	135,383,831	100%	51%
Blackstone Group (2)	4,382,079	1%	—	—	1%
Blackstone CQP Holdco (2)	198,978,886	57%	—	—	40%

(1)	Cheniere Energy, Inc. also owns 9,877,400 of our general partner units.

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

Directors and Executive Officers

The following table sets forth information with respect to our common units beneficially owned as of February 20, 2019, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 20, 2019, the current directors and executive officers of Cheniere Partners beneficially owned an aggregate of 37,513 common units (less than 1% of the outstanding common units at the time).

The table also presents information with respect to Cheniere Energy, Inc.’s common stock beneficially owned as of February 20, 2019, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. As of February 20, 2019, Cheniere Energy, Inc. had 257.4 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Jack A. Fusco (1)	—	—%	803,307	(1)	*%
Michael J. Wortley	—	—	535,011		*
Eric Bensaude	—	—	—		—
Doug Shanda	2,850	*	148,445		*
Philip Meier (2)	—	—	—		—
John-Paul Munfa (2)	—	—	—		—
Jamie Welch (2)	8,788	*	—		—
James R. Ball	9,375	*	—		—
Lon McCain	5,250	*	—		—
Vincent Pagano, Jr.	4,125	*	—		—
Oliver G. Richard, III	7,125	*	—		—
All current directors and executive officers as a group (11 persons)	37,513	*%	1,486,763		*%

*    Less than 1%

(1)	Includes 169,378 shares held by trust.

(2)
Messrs. Meier, Munfa and Welch were appointed as directors of our general partner pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2018 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	16,500	N/A	1,210,250
Total	16,500	N/A	1,210,250

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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements which is herein incorporated by reference. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

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

Arrangements involving Mr. Meier and Meier Consulting LLC
As noted above, Blackstone CQP Holdco, Mr. Meier and Meier Consulting LLC entered into the Meier Consulting Letter Agreement, pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. As compensation for the consulting services, Blackstone CQP Holdco agreed to pay Mr. Meier an annual base consulting fee of $375,000 per year and an annual performance consulting fee in Blackstone CQP Holdco’s discretion, which was $375,000 in 2018. The consulting arrangement between Blackstone CQP Holdco and Mr. Meier may be terminated by Blackstone for cause or by either party upon 30 days’ advance written notice.

We entered into a letter agreement with Blackstone CQP Holdco (the “Blackstone Consultant Letter Agreement”), dated June 23, 2013, pursuant to which we agreed to reimburse Blackstone CQP Holdco for (a) 25% of the fees of Mr. Meier described in the Meier Consulting Letter Agreement and (b) 25% of the expenses of Mr. Meier incurred in connection with his consulting services relating to the Liquefaction Project which are either to be paid or reimbursed by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement. We did not reimburse Blackstone CQP Holdco for any fees and expenses with respect to 2018 under the Blackstone Consultant Letter Agreement.
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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2018 and 2017. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2018 and 2017 (in millions):

	Fiscal 2018	Fiscal 2017
Audit Fees	$3	$3

Audit Fees—Audit fees for 2018 and 2017 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2018 and 2017.

Tax Fees—There were no tax fees in 2018 and 2017.

Other Fees—There were no other fees in 2018 and 2017.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2018 and 2017 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners, L.P.:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

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
4.27
Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

4.28	Form of 5.625% Senior Note due 2026 (Included as Exhibit A-1 to Exhibit 4.27 above)
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

Exhibit No.	Description
10.14
Guarantee Agreement, dated as of July 31, 2012, by the Partnership in favor of SPLNG (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.15
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among SPL, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.16
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among SPL, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.17
Administrative Amendment to the Second Amended and Restated Common Terms Agreement, dated as of December 31, 2015, among SPL, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent (Incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-33366), filed on May 5, 2016)

10.18
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among SPL, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.19
Third Omnibus Amendment, dated as of May 23, 2018 to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, and each other party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.20
Fourth Omnibus Amendment, dated as of September 17, 2018, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2018)

10.21
Credit and Guaranty Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.22
Administrative Amendment, dated August 7, 2017, to the Credit and Guaranty Agreement among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 9, 2017)

10.23
Second Amendment and Consent, dated as of May 23, 2018, amending and modifying the Credit and Guaranty Agreement, dated as of February 25, 2016 by and among the Partnership, MUFG Bank, Ltd., as Administrative Agent, the Lenders party thereto from time to time and each other Person party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

Exhibit No.	Description
10.24
Depositary Agreement, dated as of February 25, 2016, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and Depositary Bank (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.25
Omnibus Amendment and Waiver, dated as of October 14, 2016, to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016 among the Partnership, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time and to (b) the Depositary Agreement, dated as of February 25, 2016, among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time (Incorporated by reference to Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2017)

10.26
Second Omnibus Amendment, dated as of September 28, 2017 to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among the Partnership as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time, to (b) the Depositary Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time and to (c) the Intercreditor Agreement, dated as of February 25, 2016 by and among the Borrower, the Administrative Agent, the Collateral Agent, and each other person party thereto from time to time (Incorporated by reference to Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 21, 2018)

10.27
Registration Rights Agreement, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

10.28†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.29†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.30†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.31†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.32†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.33†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.34†
Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP (Incorporated by reference to Exhibit 10.42 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2016)

10.35
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

10.36
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

Exhibit No.	Description
10.37
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.38
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.39
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.40
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.41
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.42
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016 and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.43
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.44
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017 (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 9, 2017)

Exhibit No.	Description
10.45
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00022 OSHA Handrail and Guardrail Modifications, dated October 24, 2017, (ii) the Change Order CO-00023 Operating Spare Part Provisional Sum Closeout, dated October 31, 2017 and (iii) the Change Order CO-00024, dated November 28, 2017 (Incorporated by reference to Exhibit 10.41 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 21, 2018)

10.46
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00025 BOG and LNG Rundown, dated January 19, 2018, (ii) the Change Order CO-00026 Design Analysis of Existing East & West Jetty Piping and Structure for Simultaneous Loading, dated February 1, 2018, (iii) the Change Order CO-00027 Performance and Attendance Bonus (PAB) Transfer from Stage 2, dated February 1, 2018 and (iv) the Change Order CO-00028 Existing Jetty Structural Steel Supply, dated February 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 4, 2018)

10.47
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00029 Existing Jetty Structural Steel Analysis – Tanks 104 & 105, dated March 28, 2018, (ii) the Change Order CO-00030 Train 5 JT Valve PV-16002 Internals Modification, Eaton Switchgear Bus Repairs & Inspection Isometrics, dated April 18, 2018, (iii) the Change Order CO-00031 Blind and Spacer Set for Feed Gas Header, dated April 18, 2018 and (iv) the Change Order CO-00032 Additional GTG Testing, dated April 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on S-4 (SEC File No. 333-225684), filed on June 15, 2018)

10.48
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 System Inspection Isometrics, dated May 24, 2018, (ii) the Change Order CO-00034 Site Evacuation, dated May 31, 2018, (iii) the Change Order CO-00035 Stage 3 - Existing & Stages 1 and 2 Liquefaction Facility Labor Provisional Sum True-Up, dated June 7, 2018 and (iv) the Change Order CO-00036 General Electric, Instrument and Valve Spares, dated June 7, 2018 (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 9, 2018)

10.49*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00037 Soils Preparation Provisional Sum Closeout, dated November 29, 2018

10.50
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 9, 2018)

10.51
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.52
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.53
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.54
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.55
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.56
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.57
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.58
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.59
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL(Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.60
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.61
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC) (Incorporated by reference to Exhibit 10.14 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 24, 2017)

10.62
Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.63
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.64
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG (Incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.65
Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.66
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL (Incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.67
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

10.69
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG (Incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.70
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.71
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.72
Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.73
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.74 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.74
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.75
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.76
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments (Incorporated by reference to Exhibit 10.73 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.77
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

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 25, 2019
Jack A. Fusco

/s/ Michael J. Wortley	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 25, 2019
Michael J. Wortley

/s/ Leonard Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Leonard Travis

/s/ Eric Bensaude	Director	February 25, 2019
Eric Bensaude

/s/ Doug Shanda	Director	February 25, 2019
Doug Shanda

/s/ Philip Meier	Director	February 25, 2019
Philip Meier

/s/ John-Paul Munfa	Director	February 25, 2019
John-Paul Munfa

/s/ Jamie Welch	Director	February 25, 2019
Jamie Welch

/s/ James R. Ball	Director	February 25, 2019
James R. Ball

/s/ Lon McCain	Director	February 25, 2019
Lon McCain

/s/ Vincent Pagano Jr.	Director	February 25, 2019
Vincent Pagano Jr.

/s/ Oliver G. Richard, III	Director	February 25, 2019
Oliver G. Richard, III