Form 10-Q
period 2019-03-31
Cheniere Energy Partners, L.P.
filed 2019-05-09
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	CQP	NYSE American
As of April 30, 2019, the registrant had 348,625,292 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	1,297	1,541
Accounts and other receivables	208	348
Accounts receivable—affiliate	113	114
Advances to affiliate	316	228
Inventory	109	99
Other current assets	46	26
Other current assets—affiliate	1	—
Total current assets	2,090	2,356

Property, plant and equipment, net	15,615	15,390
Operating lease assets, net	93	—
Debt issuance costs, net	11	13
Non-current derivative assets	36	31
Other non-current assets, net	160	184
Total assets	$18,005	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$31	$15
Accrued liabilities	725	821
Due to affiliates	51	49
Deferred revenue	106	116
Deferred revenue—affiliate	—	1
Current operating lease liabilities	5	—
Derivative liabilities	10	66
Total current liabilities	928	1,068

Long-term debt, net	16,073	16,066
Non-current operating lease liabilities	87	—
Non-current derivative liabilities	10	14
Other non-current liabilities	4	4
Other non-current liabilities—affiliate	22	22

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at March 31, 2019 and December 31, 2018)	1,872	1,806
Subordinated unitholders’ interest (135.4 million units issued and outstanding at March 31, 2019 and December 31, 2018)	(965)	(990)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at March 31, 2019 and December 31, 2018)	(26)	(16)
Total partners’ equity	881	800
Total liabilities and partners’ equity	$18,005	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
LNG revenues	$1,367	$1,015
LNG revenues—affiliate	305	503
Regasification revenues	66	65
Other revenues	11	10
Total revenues	1,749	1,593

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	879	837
Operating and maintenance expense	138	95
Operating and maintenance expense—affiliate	29	26
General and administrative expense	3	4
General and administrative expense—affiliate	21	18
Depreciation and amortization expense	114	105
Impairment expense and loss on disposal of assets	2	—
Total operating costs and expenses	1,186	1,085

Income from operations	563	508

Other income (expense)
Interest expense, net of capitalized interest	(187)	(185)
Derivative gain, net	—	8
Other income	9	4
Total other expense	(178)	(173)

Net income	$385	$335

Basic and diluted net income per common unit	$0.75	$0.67

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	348.6	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2019
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	272	—	105	—	8	385
Distributions
Common units, $0.59/unit	—	(206)	—	—	—	—	(206)
Subordinated units, $0.59/unit	—	—	—	(80)	—	—	(80)
General partner units	—	—	—	—	—	(18)	(18)
Balance at March 31, 2019	348.6	$1,872	135.4	$(965)	9.9	$(26)	$881

Three Months Ended March 31, 2018
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	348.6	$1,670	135.4	$(1,043)	9.9	$12	$639
Net income	—	236	—	92	—	7	335
Distributions
Common units, $0.50/unit	—	(175)	—	—	—	—	(175)
Subordinated units, $0.50/unit	—	—	—	(68)	—	—	(68)
General partner units	—	—	—	—	—	(6)	(6)
Balance at March 31, 2018	348.6	$1,731	135.4	$(1,019)	9.9	$13	$725

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$385	$335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114	105
Amortization of debt issuance costs, deferred commitment fees, premium and discount	6	8
Total losses (gains) on derivatives, net	(77)	42
Net cash provided by (used for) settlement of derivative instruments	5	(3)
Impairment expense and loss on disposal of assets	2	—
Other	2	2
Changes in operating assets and liabilities:
Accounts and other receivables	105	(50)
Accounts receivable—affiliate	1	48
Advances to affiliate	(26)	(56)
Inventory	(9)	12
Accounts payable and accrued liabilities	(131)	(69)
Due to affiliates	(14)	(25)
Deferred revenue	(10)	(18)
Other, net	(7)	—
Other, net—affiliate	(2)	—
Net cash provided by operating activities	344	331

Cash flows from investing activities
Property, plant and equipment, net	(283)	(194)
Other	(1)	—
Net cash used in investing activities	(284)	(194)

Cash flows from financing activities
Distributions to owners	(304)	(249)
Net cash used in financing activities	(304)	(249)

Net decrease in cash, cash equivalents and restricted cash	(244)	(112)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,297	$1,477

Balances per Consolidated Balance Sheet:

March 31,
2019
Cash and cash equivalents	$—
Restricted cash	1,297
Total cash, cash equivalents and restricted cash	$1,297

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 5 are operational and early works have begun for Train 6 under limited notices to proceed ahead of an anticipated positive final investment decision. The Sabine Pass LNG terminal has operational regasification facilities owned by SPLNG and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2018.

Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

We adopted ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. The adoption of the standard resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $100 million on our Consolidated Balance Sheets, with no material impact on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. We have elected the practical expedients to (1) carryforward prior conclusions related to lease identification and classification for existing leases, (2) combine lease and non-lease components of an arrangement for all classes of leased assets, (3) omit short-term leases with a term of 12 months or less from recognition on the balance sheet and (4) carryforward our existing accounting for land easements not previously accounted for as leases. See Note 11—Leases for additional information on our leases following the adoption of this standard.

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

As of March 31, 2019, Cheniere, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$621	$756
Cash held by us and our guarantor subsidiaries	676	785
Total current restricted cash	$1,297	$1,541

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

Under our credit facilities (the “CQP Credit Facilities”), we and each of our subsidiaries other than (1) SPL and (2) certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities, as our guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the CQP Credit Facilities and the related depositary agreement governing the extension of credit to us. Specifically, we may only withdraw funds from collateral accounts held at a designated depositary bank on a limited basis and for specific purposes, including for the payment of our operating expenses and the operating expenses of our guarantor subsidiaries. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
SPL trade receivable	$187	$330
Other accounts receivable	21	18
Total accounts and other receivables	$208	$348

NOTE 5—INVENTORY

As of March 31, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Natural gas	$10	$28
LNG	25	6
Materials and other	74	65
Total inventory	$109	$99

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,747	$12,760
LNG terminal construction-in-process	263	3,913
Accumulated depreciation	(1,402)	(1,290)
Total LNG terminal costs, net	15,608	15,383
Fixed assets
Fixed assets	27	26
Accumulated depreciation	(20)	(19)
Total fixed assets, net	7	7
Property, plant and equipment, net	$15,615	$15,390

Depreciation expense was $113 million and $102 million during the three months ended March 31, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	March 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$2	$(2)	$29	$29	$5	$(23)	$(25)	$(43)

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2019. See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$29	Market approach incorporating present value techniques	Basis Spread	$(0.350) - $0.082

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	9	(13)
Purchases and settlements:
Purchases	—	3
Settlements	45	(23)
Balance, end of period	$29	$10
Change in unrealized gains (losses) relating to instruments still held at end of period	$9	$(13)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

We previously had interest rate swaps (“CQP Interest Rate Derivatives”) to hedge a portion of the variable interest payments on the CQP Credit Facilities, which were terminated in October 2018.

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain, net on our Consolidated Statements of Income during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
CQP Interest Rate Derivatives gain	$—	$8

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to five years, some of which commence upon the satisfaction of certain conditions precedent.

SPL had secured up to approximately 3,542 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,087 TBtu and 2,978 TBtu as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Other current assets	$13	$6
Non-current derivative assets	36	31
Total derivative assets	49	37

Derivative liabilities	(10)	(66)
Non-current derivative liabilities	(10)	(14)
Total derivative liabilities	(20)	(80)

Derivative asset (liability), net	$29	$(43)

(1)	Does not include collateral calls of $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of both March 31, 2019 and December 31, 2018.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Consolidated Statements of Income during the three months ended March 31, 2019 and 2018 (in millions):

		Three Months Ended March 31,
	Statement of Income Location (1)	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$1	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	76	(50)

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
(unaudited)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(22)	2	(20)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 8—OTHER NON-CURRENT ASSETS

As of March 31, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$90	$90
Advances and other asset conveyances to third parties to support LNG terminals	36	36
Tax-related payments and receivables	17	17
Information technology service assets	10	20
Advances made under EPC and non-EPC contracts	1	14
Other	6	7
Total other non-current assets, net	$160	$184

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Interest costs and related debt fees	$217	$224
Accrued natural gas purchases	325	518
LNG terminal and related pipeline costs	175	79
Other accrued liabilities	8	—
Total accrued liabilities	$725	$821

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
CQP Credit Facilities	—	—
Unamortized premium, discount and debt issuance costs, net	(177)	(184)
Total long-term debt, net	16,073	16,066

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$16,073	$16,066

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2019 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities
Original facility size	$1,200	$2,800
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	2,685
Letters of credit issued	421	—
Available commitment	$779	$115

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25%, with 0.50% step-up as of February 25, 2019
Maturity date	December 31, 2020	February 25, 2020

Restrictive Debt Covenants

As of March 31, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Total interest cost	$235	$232
Capitalized interest	(48)	(47)
Total interest expense, net	$187	$185

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$15,282	$16,418	$15,275	$15,672
2037 SPL Senior Notes (2)	791	858	791	817

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

NOTE 11—LEASES

Our leased assets consist primarily of tug vessels and land sites, all of which are classified as operating leases.

ASC 842 requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. As our leases generally do not provide an implicit rate, in order to calculate the lease liability, we discounted our expected future lease payments using our relevant subsidiary’s incremental borrowing rate at the later of January 1, 2019 or the commencement date of the lease. The incremental borrowing rate is an estimate of the rate of interest that a given subsidiary would have to pay to borrow on a collateralized basis over a similar term to that of the lease term.

Many of our leases contain renewal options exercisable at our sole discretion. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability only to the extent they are reasonably certain to be exercised, such as when necessary to satisfy obligations that existed at the execution of the lease or when the non-renewal would otherwise result in an economic penalty.

We have elected the practical expedient to omit leases with an initial term of 12 months or less (“short-term lease”) from recognition on the balance sheet. We recognize short-term lease payments on a straight-line basis over the lease term and variable payments under short-term leases in the period in which the obligation is incurred.

Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Certain of our leases also contain variable payments, such as inflation, that are not included when calculating the right-of-use asset and lease liability unless the payments are in-substance fixed. We recognize lease expense for operating leases on a straight-line basis over the lease term.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	March 31, 2019
Right-of-use assets—Operating	Operating lease assets, net	$93
Current operating lease liabilities	Current operating lease liabilities	5
Non-current operating lease liabilities	Non-current operating lease liabilities	87

The following table shows the classification and location of our lease cost on our Consolidated Statements of Income (in millions):

	Consolidated Statement of Income Location	Three Months Ended March 31, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$2

(1)	Includes short-term and variable lease costs.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating leases as of March 31, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases
2019	$7
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total lease payments	171
Less: Interest	(80)
Present value of lease liabilities	$91

Future annual minimum lease payments for operating leases as of December 31, 2018, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2019	$10
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total	$174

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases:

March 31, 2019
Weighted-average remaining lease term (in years)	26.3
Weighted-average discount rate	4.8%

The following table includes other quantitative information for our operating leases (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
LNG revenues	$1,366	$1,015
LNG revenues—affiliate	305	503
Regasification revenues	66	65
Other revenues	11	10
Total revenues from customers	1,748	1,593
Gains from derivative instruments	1	—
Total revenues	$1,749	$1,593

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2019
Deferred revenues, beginning of period	$116
Cash received but not yet recognized	106
Revenue recognized from prior period deferral	(116)
Deferred revenues, end of period	$106

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.1	10	$53.6	10
Regasification revenues	2.6	6	2.6	6
Total revenues	$55.7		$56.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 58% and 56% of our LNG revenues during the three months ended March 31, 2019 and 2018, respectively, and approximately 3% of our regasification revenues during each of the three months ended March 31, 2019 and 2018 were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three months ended March 31, 2019 and 2018.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$305	$503

Operating and maintenance expense—affiliate
Services Agreements	29	26

General and administrative expense—affiliate
Services Agreements	21	18

As of March 31, 2019 and December 31, 2018, we had $113 million and $114 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

In an effort to utilize Cheniere Investments’ reserved capacity under the TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into an amended and restated variable capacity rights agreement with Cheniere Investments (the “Amended and Restated VCRA”) pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. Cheniere Investments recorded no revenues—affiliate from Cheniere Marketing during the three months ended March 31, 2019 and 2018 related to the Amended and Restated VCRA.

Cheniere Marketing SPA

Cheniere Marketing has an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

SPL has an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement. SPL executed a confirmation with Cheniere Marketing that obligated Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. had control of, and was commissioning, Train 5 of the Liquefaction Project.

Services Agreements
As of March 31, 2019 and December 31, 2018, we had $316 million and $228 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish will grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal starting in 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to ad valorem tax levied on our LNG terminal in the year the Cameron Parish dollar-for-dollar credit is applied.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. As of both March 31, 2019 and December 31, 2018, we had $3 million in due to affiliates and $22 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay the wholly owned subsidiary of Cheniere a portion of its future revenues. Accordingly, Tug Services distributed $1 million to the wholly owned subsidiary of Cheniere during each of the three months ended March 31, 2019 and 2018, which is recognized as part of the distributions to our general partner interest holders on the Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2019 and 2018.

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

NOTE 14—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On April 26, 2019, we declared a $0.60 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on May 15, 2019 to unitholders of record as of May 7, 2019 for the period from January 1, 2019 to March 31, 2019.

The two-class method dictates that net income for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR

Three Months Ended March 31, 2019
Net income	$385
Declared distributions	310	210	81	6	13
Assumed allocation of undistributed net income (1)	$75	52	21	2	—
Assumed allocation of net income		$262	$102	$8	$13

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.75	$0.75

Three Months Ended March 31, 2018
Net income	$335
Declared distributions	278	192	74	6	6
Assumed allocation of undistributed net income (1)	$57	40	16	1	—
Assumed allocation of net income		$232	$90	$7	$6

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit (2)		$0.67	$0.67

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

NOTE 15—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
Customer A	31%	31%	35%	35%
Customer B	19%	25%	22%	23%
Customer C	19%	25%	23%	30%
Customer D	22%	*	10%	*

* Less than 10%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$185	$242

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $330 million and $200 million as of March 31, 2019 and 2018, respectively.

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

Our CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the CQP Indenture. See Note 10—Debt in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information regarding the CQP Senior Notes.

The following is condensed consolidating financial information for Cheniere Partners (“Parent Issuer”), the Guarantors on a combined basis and the Non-Guarantors on a combined basis. We have accounted for investments in subsidiaries using the equity method.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	661	15	621	—	1,297
Accounts and other receivables	1	2	205	—	208
Accounts receivable—affiliate	1	22	112	(22)	113
Advances to affiliate	—	130	296	(110)	316
Inventory	—	13	96	—	109
Other current assets	—	4	42	—	46
Other current assets—affiliate	—	1	21	(21)	1
Total current assets	663	187	1,393	(153)	2,090

Property, plant and equipment, net	79	2,117	13,446	(27)	15,615
Operating lease assets, net	—	89	20	(16)	93
Debt issuance costs, net	1	—	10	—	11
Non-current derivative assets	—	—	36	—	36
Investments in subsidiaries	2,779	680	—	(3,459)	—
Other non-current assets, net	—	23	137	—	160
Total assets	$3,522	$3,096	$15,042	$(3,655)	$18,005

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$5	$26	$—	$31
Accrued liabilities	74	27	624	—	725
Due to affiliates	—	132	51	(132)	51
Deferred revenue	—	22	84	—	106
Deferred revenue—affiliate	—	21	—	(21)	—
Current operating lease liabilities	—	5	—	—	5
Derivative liabilities	—	—	10	—	10
Total current liabilities	74	212	795	(153)	928

Long-term debt, net	2,567	—	13,506	—	16,073
Non-current operating lease liabilities	—	83	4	—	87
Non-current derivative liabilities	—	—	10	—	10
Other non-current liabilities	—	1	3	—	4
Other non-current liabilities—affiliate	—	21	17	(16)	22

Partners’ equity	881	2,779	707	(3,486)	881
Total liabilities and partners’ equity	$3,522	$3,096	$15,042	$(3,655)	$18,005

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,367	$—	$1,367
LNG revenues—affiliate	—	—	305	—	305
Regasification revenues	—	66	—	—	66
Regasification revenues—affiliate	—	66	—	(66)	—
Other revenues	—	11	—	—	11
Other revenues—affiliate	—	59	—	(59)	—
Total revenues	—	202	1,672	(125)	1,749

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	879	—	879
Cost of sales—affiliate	—	—	9	(9)	—
Operating and maintenance expense	—	28	110	—	138
Operating and maintenance expense—affiliate	—	33	107	(111)	29
General and administrative expense	1	1	1	—	3
General and administrative expense—affiliate	3	6	15	(3)	21
Depreciation and amortization expense	1	17	96	—	114
Impairment expense and loss on disposal of assets	—	—	2	—	2
Total operating costs and expenses	5	85	1,219	(123)	1,186

Income (loss) from operations	(5)	117	453	(2)	563

Other income (expense)
Interest expense, net of capitalized interest	(36)	(1)	(150)	—	(187)
Equity earnings of subsidiaries	422	308	—	(730)	—
Other income	4	—	5	—	9
Total other income (expense)	390	307	(145)	(730)	(178)

Net income	$385	$424	$308	$(732)	$385

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,015	$—	$1,015
LNG revenues—affiliate	—	—	503	—	503
Regasification revenues	—	65	—	—	65
Regasification revenues—affiliate	—	64	—	(64)	—
Other revenues	—	10	—	—	10
Other revenues—affiliate	—	55	—	(55)	—
Total revenues	—	194	1,518	(119)	1,593

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	838	(1)	837
Cost of sales—affiliate	—	—	8	(8)	—
Operating and maintenance expense	—	17	78	—	95
Operating and maintenance expense—affiliate	—	32	103	(109)	26
General and administrative expense	1	1	2	—	4
General and administrative expense—affiliate	3	4	12	(1)	18
Depreciation and amortization expense	1	18	86	—	105
Total operating costs and expenses	5	72	1,127	(119)	1,085

Income (loss) from operations	(5)	122	391	—	508

Other income (expense)
Interest expense, net of capitalized interest	(34)	—	(151)	—	(185)
Derivative gain, net	8	—	—	—	8
Equity earnings of subsidiaries	363	242	—	(605)	—
Other income (expense)	3	(1)	2	—	4
Total other income (expense)	340	241	(149)	(605)	(173)

Net income	$335	$363	$242	$(605)	$335

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$404	$364	$213	$(637)	$344

Cash flows from investing activities
Property, plant and equipment, net	—	(5)	(280)	2	(283)
Investments in subsidiaries	(218)	(164)	—	382	—
Other	—	—	(1)	—	(1)
Net cash used in investing activities	(218)	(169)	(281)	384	(284)

Cash flows from financing activities
Distributions to parent	—	(404)	(231)	635	—
Contributions from parent	—	218	164	(382)	—
Distributions to owners	(304)	—	—	—	(304)
Net cash used in financing activities	(304)	(186)	(67)	253	(304)

Net increase (decrease) in cash, cash equivalents and restricted cash	(118)	9	(135)	—	(244)
Cash, cash equivalents and restricted cash—beginning of period	779	6	756	—	1,541
Cash, cash equivalents and restricted cash—end of period	$661	$15	$621	$—	$1,297

Balances per Condensed Consolidating Balance Sheet:

	March 31, 2019
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	661	15	621	—	1,297
Total cash, cash equivalents and restricted cash	$661	$15	$621	$—	$1,297

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(10)	$135	$206	$—	$331

Cash flows from investing activities
Property, plant and equipment, net	—	(5)	(189)	—	(194)
Investments in subsidiaries	(38)	—	—	38	—
Distributions received from affiliates, net	167	—	—	(167)	—
Net cash provided by (used in) investing activities	129	(5)	(189)	(129)	(194)

Cash flows from financing activities
Distributions to parent	—	(167)	—	167	—
Contributions from parent	—	38	—	(38)	—
Distributions to owners	(249)	—	—	—	(249)
Net cash used in financing activities	(249)	(129)	—	129	(249)

Net increase (decrease) in cash, cash equivalents and restricted cash	(130)	1	17	—	(112)
Cash, cash equivalents and restricted cash—beginning of period	1,033	12	544	—	1,589
Cash, cash equivalents and restricted cash—end of period	$903	$13	$561	$—	$1,477

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Through our wholly owned subsidiary, SPL, we are developing, constructing and operating natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 5 are operational and early works have begun for Train 6 under limited notices to proceed ahead of an anticipated positive final investment decision (“FID”). Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:

Operational

•	As of April 30, 2019, over 630 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project, with deliveries to 31 countries and regions worldwide.

•	In March 2019, SPL achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.

Financial

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2019 and December 31, 2018 (in millions):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the following purposes:
Liquefaction Project	621	756
Cash held by us and our guarantor subsidiaries	676	785
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	779	775
Credit Facilities (“CQP Credit Facilities”)	115	115

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

CQP Senior Notes

The existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

CQP Credit Facilities

In February 2016, we entered into the CQP Credit Facilities. The CQP Credit Facilities originally consisted of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that could be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017 and September 2018, we issued the 2025 CQP Senior Notes and the 2026 CQP Senior Notes, respectively, and the net proceeds were used to prepay the outstanding term loans under the CQP Credit Facilities. As of March 31, 2019, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively.

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2019, SPL had secured up to approximately 3,542 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended March 31, 2019 and 2018, SPL recorded $7.5 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 5 of the Liquefaction Project. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2019 and December 31, 2018 (in millions):

	March 31,	December 31,
	2019	2018
Senior notes (1)	$16,250	$16,250
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	421	425
Available commitments under credit facilities (3)	779	775
Total capital resources from borrowings and available commitments	$17,450	$17,450

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

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2019 and December 31, 2018, SPL had $779 million and $775 million of available commitments and $421 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both March 31, 2019 and December 31, 2018.

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

Restrictive Debt Covenants

As of March 31, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2019	2018
Operating cash flows	$344	$331
Investing cash flows	(284)	(194)
Financing cash flows	(304)	(249)

Net decrease in cash, cash equivalents and restricted cash	(244)	(112)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,297	$1,477

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2019 and 2018 were $344 million and $331 million, respectively. The $13 million increase in operating cash inflows in 2019 compared to 2018 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the three months ended March 31, 2019 and 2018, Train 5 was operational for approximately a month during the three months ended March 31, 2019.

Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2019 and 2018 were $284 million and $194 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the three months ended March 31, 2019 and 2018 were a result of $304 million and $249 million, respectively, of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2019 and 2018:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
February 14, 2019	October 1 - December 31, 2018	$0.59	$0.59	$206	$80	$6	$12
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

On April 26, 2019, we declared a $0.60 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on May 15, 2019 to unitholders of record as of May 7, 2019 for the period from January 1, 2019 to March 31, 2019.

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

Results of Operations

Our consolidated net income was $385 million, or $0.75 per common unit (basic and diluted), in the three months ended March 31, 2019, compared to $335 million, or $0.67 per common unit (basic and diluted), in the three months ended March 31, 2018. This $50 million increase in net income was primarily a result of increased income from operations due to an additional Train partially operating in the three months ended March 31, 2019 following substantial completion of Train 5 of the Liquefaction Project in March 2019.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2019	2018	Change
LNG revenues	$1,367	$1,015	$352
LNG revenues—affiliate	305	503	(198)
Regasification revenues	66	65	1
Other revenues	11	10	1
Total revenues	$1,749	$1,593	$156

LNG volumes recognized as revenues (in TBtu)	263	241	22

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the three months ended March 31, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately a month during the three months ended March 31, 2019. The increase in revenues for the three months ended March 31, 2019 from the comparable period in 2018 was primarily attributable to the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG, that related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

Also included in LNG revenues are gains from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended March 31, 2019 and 2018, we realized $45 million and $23 million, respectively, of gains from these transactions and other revenues.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Cost of sales	$879	$837	$42
Operating and maintenance expense	138	95	43
Operating and maintenance expense—affiliate	29	26	3
General and administrative expense	3	4	(1)
General and administrative expense—affiliate	21	18	3
Depreciation and amortization expense	114	105	9
Impairment expense and loss on disposal of assets	2	—	2
Total operating costs and expenses	$1,186	$1,085	$101

Our total operating costs and expenses increased during the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily as a result of the increase in operating Trains between each of the periods and third-party service and maintenance costs from increased maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2019 from the three months ended March 31, 2018 due to increased volumes of natural gas feedstock related to our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, as well as increased pricing of natural gas feedstock. Partially offsetting the increase in cost of natural gas feedstock was an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in the long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily related to: (1) increased maintenance and related activities at the Liquefaction Project and (2) increased natural gas transportation and storage capacity demand charges from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, TUA reservation charges from payments made under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2019 from the three months ended March 31, 2018 as a result of Train 5 of the Liquefaction Project becoming operational and as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Interest expense, net of capitalized interest	$187	$185	$2
Derivative gain, net	—	(8)	8
Other income	(9)	(4)	(5)
Total other expense	$178	$173	$5

Interest expense, net of capitalized interest during the three months ended March 31, 2019 was comparable to interest expense, net of capitalized interest during the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, we incurred $235 million and $232 million of total interest cost, respectively, of which we capitalized $48 million and $47 million, respectively, primarily for the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

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

	March 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$29	$1	$(43)	$7

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 5.	OTHER INFORMATION

On May 3, 2019, SPL and Cheniere Marketing entered into an amendment to the base SPA to remove certain conditions related to the sale of LNG from Trains 5 and 6 of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the base SPA can be sold by SPL to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.

On May 3, 2019, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between SPL and Cheniere Marketing International LLP
10.2*
Letter Agreement regarding the Base SPA, dated May 3, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	May 8, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 8, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)