Form 10-Q
period 2019-06-30
Cheniere Energy Partners, L.P.
filed 2019-08-08
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission file number 001-33366
Cheniere Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware			20-5913059
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

700 Milam Street	,	Suite 1900
Houston	,	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 375-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	CQP	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 2, 2019, the registrant had 348,626,792 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,016	$—
Restricted cash	596	1,541
Accounts and other receivables	243	348
Accounts receivable—affiliate	166	114
Advances to affiliate	225	228
Inventory	104	99
Derivative assets	17	6
Other current assets	67	20
Other current assets—affiliate	1	—
Total current assets	2,435	2,356

Property, plant and equipment, net	16,232	15,390
Operating lease assets, net	92	—
Debt issuance costs, net	20	13
Non-current derivative assets	37	31
Other non-current assets, net	157	184
Total assets	$18,973	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$74	$15
Accrued liabilities	1,076	821
Due to affiliates	44	49
Deferred revenue	122	116
Deferred revenue—affiliate	—	1
Current operating lease liabilities	6	—
Derivative liabilities	8	66
Total current liabilities	1,330	1,068

Long-term debt, net	16,720	16,066
Non-current operating lease liabilities	86	—
Non-current derivative liabilities	12	14
Other non-current liabilities	3	4
Other non-current liabilities—affiliate	21	22

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at June 30, 2019 and December 31, 2018)	1,827	1,806
Subordinated unitholders’ interest (135.4 million units issued and outstanding at June 30, 2019 and December 31, 2018)	(982)	(990)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at June 30, 2019 and December 31, 2018)	(44)	(16)
Total partners’ equity	801	800
Total liabilities and partners’ equity	$18,973	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$1,171	$1,155	$2,538	$2,170
LNG revenues—affiliate	455	178	760	681
Regasification revenues	67	65	133	130
Other revenues	12	9	23	19
Total revenues	1,705	1,407	3,454	3,000

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	880	698	1,759	1,535
Operating and maintenance expense	162	98	300	193
Operating and maintenance expense—affiliate	37	30	66	56
Development expense	—	1	—	1
General and administrative expense	3	2	6	6
General and administrative expense—affiliate	27	17	48	35
Depreciation and amortization expense	138	106	252	211
Impairment expense and loss on disposal of assets	3	—	5	—
Total operating costs and expenses	1,250	952	2,436	2,037

Income from operations	455	455	1,018	963

Other income (expense)
Interest expense, net of capitalized interest	(230)	(184)	(417)	(369)
Derivative gain, net	—	3	—	11
Other income	7	7	16	11
Total other expense	(223)	(174)	(401)	(347)

Net income	$232	$281	$617	$616

Basic and diluted net income per common unit	$0.44	$0.55	$1.19	$1.22

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	348.6	348.6	348.6	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2019
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	272	—	105	—	8	385
Distributions
Common units, $0.59/unit	—	(206)	—	—	—	—	(206)
Subordinated units, $0.59/unit	—	—	—	(80)	—	—	(80)
General partner units	—	—	—	—	—	(18)	(18)
Balance at March 31, 2019	348.6	1,872	135.4	(965)	9.9	(26)	881
Net income	—	164	—	64	—	4	232
Distributions
Common units, $0.60/unit	—	(209)	—	—	—	—	(209)
Subordinated units, $0.60/unit	—	—	—	(81)	—	—	(81)
General partner units	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	348.6	$1,827	135.4	$(982)	9.9	$(44)	$801

Three and Six Months Ended June 30, 2018
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	348.6	$1,670	135.4	$(1,043)	9.9	$12	$639
Net income	—	236	—	92	—	7	335
Distributions
Common units, $0.50/unit	—	(175)	—	—	—	—	(175)
Subordinated units, $0.50/unit	—	—	—	(68)	—	—	(68)
General partner units	—	—	—	—	—	(6)	(6)
Balance at March 31, 2018	348.6	1,731	135.4	(1,019)	9.9	13	725
Net income	—	199	—	77	—	5	281
Distributions
Common units, $0.55/unit	—	(191)	—	—	—	—	(191)
Subordinated units, $0.55/unit	—	—	—	(74)	—	—	(74)
General partner units	—	—	—	—	—	(13)	(13)
Balance at June 30, 2018	348.6	$1,739	135.4	$(1,016)	9.9	$5	$728

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$617	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	252	211
Amortization of debt issuance costs, deferred commitment fees, premium and discount	14	16
Total losses (gains) on derivatives, net	(84)	41
Net cash provided by (used for) settlement of derivative instruments	7	(3)
Impairment expense and loss on disposal of assets	5	—
Other	5	3
Changes in operating assets and liabilities:
Accounts and other receivables	70	(50)
Accounts receivable—affiliate	(52)	142
Advances to affiliate	(25)	(70)
Inventory	(4)	8
Accounts payable and accrued liabilities	(123)	(59)
Due to affiliates	(2)	(15)
Deferred revenue	7	(14)
Other, net	(44)	(19)
Other, net—affiliate	(3)	(2)
Net cash provided by operating activities	640	805

Cash flows from investing activities
Property, plant and equipment, net	(585)	(345)
Other	(1)	—
Net cash used in investing activities	(586)	(345)

Cash flows from financing activities
Proceeds from issuances of debt	649	—
Debt issuance and deferred financing costs	(19)	(1)
Distributions to owners	(616)	(527)
Other	3	—
Net cash provided by (used in) financing activities	17	(528)

Net increase (decrease) in cash, cash equivalents and restricted cash	71	(68)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,612	$1,521

Balances per Consolidated Balance Sheet:

June 30, 2019
Cash and cash equivalents	$1,016
Restricted cash	596
Total cash, cash equivalents and restricted cash	$1,612

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are in various stages of constructing and operating six natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction. The Sabine Pass LNG terminal has operational regasification facilities owned by SPLNG and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

As of June 30, 2019, Cheniere, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually and legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$596	$756
Cash held by us and our guarantor subsidiaries	—	785
Total current restricted cash	$596	$1,541

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

In May 2019, we entered into the $1.5 billion credit facilities (the “2019 CQP Credit Facilities”), which replaced the previous $2.8 billion credit facilities (the “2016 CQP Credit Facilities”). The cash held by us and our guarantor subsidiaries was restricted in use under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to us, but is no longer restricted under the 2019 CQP Credit Facilities.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
SPL trade receivable	$234	$330
Other accounts receivable	9	18
Total accounts and other receivables	$243	$348

NOTE 5—INVENTORY

As of June 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Natural gas	$15	$28
LNG	10	6
Materials and other	79	65
Total inventory	$104	$99

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,761	$12,760
LNG terminal construction-in-process	1,000	3,913
Accumulated depreciation	(1,536)	(1,290)
Total LNG terminal costs, net	16,225	15,383
Fixed assets
Fixed assets	27	26
Accumulated depreciation	(20)	(19)
Total fixed assets, net	7	7
Property, plant and equipment, net	$16,232	$15,390

Depreciation expense was $137 million and $104 million during the three months ended June 30, 2019 and 2018, respectively, and $250 million and $206 million during the six months ended June 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million during the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	June 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$1	$(1)	$34	$34	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$34	Market approach incorporating present value techniques	Henry Hub Basis Spread	$(0.350) - $0.056

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$29	$10	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	3	(1)	16	(13)
Purchases and settlements:
Purchases	1	6	—	6
Settlements	1	(4)	43	(25)
Balance, end of period	$34	$11	$34	$11
Change in unrealized gains (losses) relating to instruments still held at end of period	$3	$(1)	$16	$(13)

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

We previously had interest rate swaps (“CQP Interest Rate Derivatives” and, collectively with the CCH Interest Rate Derivatives and the CCH Interest Rate Forward Start Derivatives, the “Interest Rate Derivatives”) to hedge a portion of the variable interest payments on our credit facilities, which were terminated in October 2018.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain, net on our Consolidated Statements of Income during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CQP Interest Rate Derivatives gain	$—	$3	$—	$11

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to five years, some of which commence upon the satisfaction of certain conditions precedent.

SPL had secured up to approximately 3,437 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,122 TBtu and 2,978 TBtu as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative assets	$17	$6
Non-current derivative assets	37	31
Total derivative assets	54	37

Derivative liabilities	(8)	(66)
Non-current derivative liabilities	(12)	(14)
Total derivative liabilities	(20)	(80)

Derivative asset (liability), net	$34	$(43)

(1)
Does not include collateral calls of $2 million and $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Consolidated Statements of Income during the three and six months ended June 30, 2019 and 2018 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Consolidated Statement of Income Location (1)	2019	2018	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$—	$—	$1	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	7	(2)	83	(52)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2019
Liquefaction Supply Derivatives	$56	$(2)	$54
Liquefaction Supply Derivatives	(21)	1	(20)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 8—OTHER NON-CURRENT ASSETS

As of June 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$89	$90
Advances and other asset conveyances to third parties to support LNG terminals	36	36
Tax-related payments and receivables	17	17
Information technology service assets	9	20
Advances made under EPC and non-EPC contracts	—	14
Other	6	7
Total other non-current assets, net	$157	$184

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Interest costs and related debt fees	$266	$224
Accrued natural gas purchases	310	518
LNG terminal and related pipeline costs	484	79
Other accrued liabilities	16	—
Total accrued liabilities	$1,076	$821

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
2016 CQP Credit Facilities	—	—
2019 CQP Credit Facilities	649	—
Unamortized premium, discount and debt issuance costs, net	(179)	(184)
Total long-term debt, net	16,720	16,066

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$16,720	$16,066

2019 Debt Issuances and Terminations

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated. There were no write-offs of debt issuance costs associated with the termination of the 2016 CQP Credit Facilities.

2019 CQP Credit Facilities

In May 2019, we entered into the $1.5 billion 2019 CQP Credit Facilities, which consist of a $750 million term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and subject to a sublimit, for general corporate purposes. The CQP Revolving Facility is also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities will accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans is 1.50% per annum, and the applicable margin for base rate loans is 0.50% per annum, in each case with a 0.25% step-up beginning on May 29, 2022. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on our then-current rating. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We incurred $20 million of discounts and debt issuance costs in conjunction with the entry into the 2019 CQP Credit Facilities. We pay a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. The principal of any loans under the 2019 CQP Credit Facilities must be repaid in quarterly installments commencing on May 29, 2023 based on an amortization schedule. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit our ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than SPL, Sabine Pass LNG-LP, LLC and certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2019 (in millions):

	SPL Working Capital Facility (1)	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	649
Commitments prepaid or terminated	—	—
Letters of credit issued	415	—
Available commitment	$785	$851

Interest rate on outstanding balance	LIBOR plus 1.75% or base rate plus 0.75%	(2)
Weighted average interest rate of outstanding balance	n/a	3.92%
Maturity date	December 31, 2020	May 29, 2024

(1)
The SPL Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. All terms of the SPL Working Capital Facility substantially remained unchanged.

(2)
LIBOR plus 1.50% or base rate plus 0.50%, with a 0.25% step-up beginning on May 29, 2022 for the CQP Term Facility. LIBOR plus 1.25% to 2.125% or base rate plus 0.25% to 1.125%, depending on our then-current rating for the CQP Revolving Facility.

Restrictive Debt Covenants

As of June 30, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total interest cost	$237	$234	$472	$466
Capitalized interest	(7)	(50)	(55)	(97)
Total interest expense, net	$230	$184	$417	$369

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$15,288	$16,755	$15,275	$15,672
2037 SPL Senior Notes (2)	791	912	791	817
Credit facilities (3)	641	641	—	—

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

(3)
Includes the SPL Working Capital Facility, 2016 CQP Credit Facilities and 2019 CQP Credit Facilities. Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	June 30, 2019
Right-of-use assets—Operating	Operating lease assets, net	$92
Current operating lease liabilities	Current operating lease liabilities	6
Non-current operating lease liabilities	Non-current operating lease liabilities	86

The following table shows the classification and location of our lease cost on our Consolidated Statements of Income (in millions):

	Consolidated Statement of Income Location (1)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$4	$6

(1)	Includes variable lease costs.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating leases as of June 30, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases
2019	$5
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total lease payments	169
Less: Interest	(77)
Present value of lease liabilities	$92

Future annual minimum lease payments for operating leases as of December 31, 2018, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2019	$10
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total	$174

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases:

June 30, 2019
Weighted-average remaining lease term (in years)	26.1
Weighted-average discount rate	4.8%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes other quantitative information for our operating leases (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues	$1,171	$1,155	$2,537	$2,170
LNG revenues—affiliate	455	178	760	681
Regasification revenues	67	65	133	130
Other revenues	12	9	23	19
Total revenues from customers	1,705	1,407	3,453	3,000
Net derivative gains (1)	—	—	1	—
Total revenues	$1,705	$1,407	$3,454	$3,000

(1)	See Note 7—Derivative Instruments for additional information on our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2019
Deferred revenues, beginning of period	$116
Cash received but not yet recognized	122
Revenue recognized from prior period deferral	(116)
Deferred revenues, end of period	$122

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$56.3	10	$53.6	10
Regasification revenues	2.5	5	2.6	6
Total revenues	$58.8		$56.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement anticipated to be assigned to SPL from Cheniere Marketing.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 53% and 55% of our LNG revenues during the three months ended June 30, 2019 and 2018, respectively, and approximately 55% of our LNG revenues during each of the six months ended June 30, 2019 and 2018, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2019 and 2018, approximately 3% of our regasification revenues were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three and six months ended June 30, 2019 and 2018.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$455	$178	$760	$681

Operating and maintenance expense—affiliate
Services Agreements	37	30	66	56

General and administrative expense—affiliate
Services Agreements	27	17	48	35

As of June 30, 2019 and December 31, 2018, we had $166 million and $114 million, respectively, of accounts receivable—affiliate, under the agreements described below.

Terminal Use Agreement

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Marketing Agreements

Cheniere Marketing SPA

Cheniere Marketing has an SPA (“Base SPA”) with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

In May 2019, SPL and Cheniere Marketing entered into an amendment to the Base SPA to remove certain conditions related to the sale of LNG from Trains 5 and 6 of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the Base SPA can be sold by SPL to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.

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

Cheniere Marketing Letter Agreement

In May 2019, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

Services Agreements
As of June 30, 2019 and December 31, 2018, we had $225 million and $228 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as a long-term obligation. We had $4 million and $3 million in due to affiliates and $21 million and $22 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of June 30, 2019 and December 31, 2018, respectively.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay the wholly owned subsidiary of Cheniere a portion of its future revenues. Accordingly, Tug Services distributed $2 million and $1 million during the three months ended June 30, 2019 and 2018, respectively, and $3 million and $2 million during the six months ended June 30, 2019 and 2018, respectively, to the wholly owned subsidiary of Cheniere, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2019 and 2018.

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

NOTE 14—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On July 26, 2019, we declared a $0.61 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on August 14, 2019 to unitholders of record as of August 6, 2019 for the period from April 1, 2019 to June 30, 2019.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended June 30, 2019
Net income	$232
Declared distributions	316	211	83	7	15
Assumed allocation of undistributed net loss (1)	$(84)	(58)	(24)	(2)	—
Assumed allocation of net income		$153	$59	$5	$15

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.44	$0.44

Three Months Ended June 30, 2018
Net income	$281
Declared distributions	284	195	76	6	7
Assumed allocation of undistributed net loss (1)	$(3)	(2)	(1)	—	—
Assumed allocation of net income		$193	$75	$6	$7

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.55	$0.55

Six Months Ended June 30, 2019
Net income	$617
Declared distributions	626	421	164	13	28
Assumed allocation of undistributed net loss (1)	$(9)	(6)	(3)	—	—
Assumed allocation of net income		$415	$161	$13	$28

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.19	$1.19

Six Months Ended June 30, 2018
Net income	$616
Declared distributions	562	387	150	12	13
Assumed allocation of undistributed net income (1)	$54	38	15	1	—
Assumed allocation of net income		$425	$165	$13	$13

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.22	$1.22

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	30%	27%	30%	29%	19%	35%
Customer B	20%	22%	19%	23%	26%	23%
Customer C	19%	22%	19%	24%	26%	30%
Customer D	23%	20%	23%	15%	25%	*

* Less than 10%

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$355	$350

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $690 million and $255 million as of June 30, 2019 and 2018, respectively.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,009	$7	$—	$—	$1,016
Restricted cash	—	—	596	—	596
Accounts and other receivables	—	3	240	—	243
Accounts receivable—affiliate	1	31	166	(32)	166
Advances to affiliate	—	134	206	(115)	225
Inventory	—	13	91	—	104
Derivative assets	—	—	17	—	17
Other current assets	—	13	54	—	67
Other current assets—affiliate	—	1	21	(21)	1
Total current assets	1,010	202	1,391	(168)	2,435

Property, plant and equipment, net	79	2,457	13,722	(26)	16,232
Operating lease assets, net	—	87	21	(16)	92
Debt issuance costs, net	11	—	9	—	20
Non-current derivative assets	—	—	37	—	37
Investments in subsidiaries	2,947	508	—	(3,455)	—
Other non-current assets, net	—	25	132	—	157
Total assets	$4,047	$3,279	$15,312	$(3,665)	$18,973

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$7	$67	$—	$74
Accrued liabilities	37	28	1,011	—	1,076
Due to affiliates	1	145	44	(146)	44
Deferred revenue	—	21	101	—	122
Deferred revenue—affiliate	—	21	—	(21)	—
Current operating lease liabilities	—	6	—	—	6
Derivative liabilities	—	—	8	—	8
Other current liabilities—affiliate	—	1	—	(1)	—
Total current liabilities	38	229	1,231	(168)	1,330

Long-term debt, net	3,208	—	13,512	—	16,720
Non-current operating lease liabilities	—	81	5	—	86
Non-current derivative liabilities	—	—	12	—	12
Other non-current liabilities	—	1	2	—	3
Other non-current liabilities—affiliate	—	21	16	(16)	21

Partners’ equity	801	2,947	534	(3,481)	801
Total liabilities and partners’ equity	$4,047	$3,279	$15,312	$(3,665)	$18,973

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash	779	6	756	—	1,541
Accounts and other receivables	1	1	346	—	348
Accounts receivable—affiliate	1	40	113	(40)	114
Advances to affiliate	—	104	210	(86)	228
Inventory	—	12	87	—	99
Derivative assets	—	—	6	—	6
Other current assets	—	2	18	—	20
Other current assets—affiliate	—	—	21	(21)	—
Total current assets	781	165	1,557	(147)	2,356

Property, plant and equipment, net	79	2,128	13,209	(26)	15,390
Debt issuance costs, net	1	—	12	—	13
Non-current derivative assets	—	—	31	—	31
Investments in subsidiaries	2,544	440	—	(2,984)	—
Other non-current assets, net	—	26	158	—	184
Total assets	$3,405	$2,759	$14,967	$(3,157)	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$4	$11	$—	$15
Accrued liabilities	39	14	768	—	821
Due to affiliates	—	127	48	(126)	49
Deferred revenue	—	25	91	—	116
Deferred revenue—affiliate	—	22	—	(21)	1
Derivative liabilities	—	—	66	—	66
Total current liabilities	39	192	984	(147)	1,068

Long-term debt, net	2,566	—	13,500	—	16,066
Non-current derivative liabilities	—	—	14	—	14
Other non-current liabilities	—	1	3	—	4
Other non-current liabilities—affiliate	—	22	—	—	22

Partners’ equity	800	2,544	466	(3,010)	800
Total liabilities and partners’ equity	$3,405	$2,759	$14,967	$(3,157)	$17,974

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,171	$—	$1,171
LNG revenues—affiliate	—	—	455	—	455
Regasification revenues	—	67	—	—	67
Regasification revenues—affiliate	—	65	—	(65)	—
Other revenues	—	12	—	—	12
Other revenues—affiliate	—	65	—	(65)	—
Total revenues	—	209	1,626	(130)	1,705

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	880	—	880
Cost of sales—affiliate	—	—	9	(9)	—
Operating and maintenance expense	—	24	138	—	162
Operating and maintenance expense—affiliate	—	38	115	(116)	37
General and administrative expense	1	—	2	—	3
General and administrative expense—affiliate	3	8	21	(5)	27
Depreciation and amortization expense	—	20	118	—	138
Impairment expense and loss on disposal of assets	—	—	3	—	3
Total operating costs and expenses	4	90	1,286	(130)	1,250

Income (loss) from operations	(4)	119	340	—	455

Other income (expense)
Interest expense, net of capitalized interest	(37)	(2)	(191)	—	(230)
Equity earnings of subsidiaries	268	150	—	(418)	—
Other income	5	1	1	—	7
Total other income (expense)	236	149	(190)	(418)	(223)

Net income	$232	$268	$150	$(418)	$232

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,155	$—	$1,155
LNG revenues—affiliate	—	—	178	—	178
Regasification revenues	—	65	—	—	65
Regasification revenues—affiliate	—	66	—	(66)	—
Other revenues	—	9	—	—	9
Other revenues—affiliate	—	80	—	(80)	—
Total revenues	—	220	1,333	(146)	1,407

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	2	695	1	698
Cost of sales—affiliate	—	—	7	(7)	—
Operating and maintenance expense	—	14	84	—	98
Operating and maintenance expense—affiliate	—	42	107	(119)	30
Development expense	—	—	1	—	1
General and administrative expense	1	—	1	—	2
General and administrative expense—affiliate	3	7	12	(5)	17
Depreciation and amortization expense	—	19	87	—	106
Total operating costs and expenses	4	84	994	(130)	952

Income (loss) from operations	(4)	136	339	(16)	455

Other income (expense)
Interest expense, net of capitalized interest	(34)	(2)	(148)	—	(184)
Derivative gain, net	3	—	—	—	3
Equity earnings of subsidiaries	313	193	—	(506)	—
Other income	3	2	2	—	7
Total other income (expense)	285	193	(146)	(506)	(174)

Net income	$281	$329	$193	$(522)	$281

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$2,538	$—	$2,538
LNG revenues—affiliate	—	—	760	—	760
Regasification revenues	—	133	—	—	133
Regasification revenues—affiliate	—	131	—	(131)	—
Other revenues	—	23	—	—	23
Other revenues—affiliate	—	124	—	(124)	—
Total revenues	—	411	3,298	(255)	3,454

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	1,759	—	1,759
Cost of sales—affiliate	—	—	18	(18)	—
Operating and maintenance expense	—	52	248	—	300
Operating and maintenance expense—affiliate	—	71	222	(227)	66
General and administrative expense	2	1	3	—	6
General and administrative expense—affiliate	6	14	36	(8)	48
Depreciation and amortization expense	1	37	214	—	252
Impairment expense and loss on disposal of assets	—	—	5	—	5
Total operating costs and expenses	9	175	2,505	(253)	2,436

Income (loss) from operations	(9)	236	793	(2)	1,018

Other income (expense)
Interest expense, net of capitalized interest	(73)	(3)	(341)	—	(417)
Equity earnings of subsidiaries	690	458	—	(1,148)	—
Other income	9	1	6	—	16
Total other income (expense)	626	456	(335)	(1,148)	(401)

Net income	$617	$692	$458	$(1,150)	$617

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$2,170	$—	$2,170
LNG revenues—affiliate	—	—	681	—	681
Regasification revenues	—	130	—	—	130
Regasification revenues—affiliate	—	130	—	(130)	—
Other revenues	—	19	—	—	19
Other revenues—affiliate	—	135	—	(135)	—
Total revenues	—	414	2,851	(265)	3,000

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	2	1,533	—	1,535
Cost of sales—affiliate	—	—	15	(15)	—
Operating and maintenance expense	—	31	162	—	193
Operating and maintenance expense—affiliate	—	74	210	(228)	56
Development expense	—	—	1	—	1
General and administrative expense	2	1	3	—	6
General and administrative expense—affiliate	6	11	24	(6)	35
Depreciation and amortization expense	1	37	173	—	211
Total operating costs and expenses	9	156	2,121	(249)	2,037

Income (loss) from operations	(9)	258	730	(16)	963

Other income (expense)
Interest expense, net of capitalized interest	(68)	(2)	(299)	—	(369)
Derivative gain, net	11	—	—	—	11
Equity earnings of subsidiaries	676	435	—	(1,111)	—
Other income	6	1	4	—	11
Total other income (expense)	625	434	(295)	(1,111)	(347)

Net income	$616	$692	$435	$(1,127)	$616

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$621	$723	$450	$(1,154)	$640

Cash flows from investing activities
Property, plant and equipment, net	—	(21)	(567)	3	(585)
Investments in subsidiaries	(908)	(806)	—	1,714	—
Return of capital	503	390	—	(893)	—
Other	—	—	(1)	—	(1)
Net cash used in investing activities	(405)	(437)	(568)	824	(586)

Cash flows from financing activities
Proceeds from issuances of debt	649	—	—	—	649
Debt issuance and deferred financing costs	(19)	—	—		(19)
Distributions to parent	—	(1,196)	(848)	2,044	—
Contributions from parent	—	908	806	(1,714)	—
Distributions to owners	(616)	—	—	—	(616)
Other	—	3	—	—	3
Net cash provided by (used in) financing activities	14	(285)	(42)	330	17

Net increase (decrease) in cash, cash equivalents and restricted cash	230	1	(160)	—	71
Cash, cash equivalents and restricted cash—beginning of period	779	6	756	—	1,541
Cash, cash equivalents and restricted cash—end of period	$1,009	$7	$596	$—	$1,612

Balances per Condensed Consolidating Balance Sheet:

	June 30, 2019
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,009	$7	$—	$—	$1,016
Restricted cash	—	—	596	—	596
Total cash, cash equivalents and restricted cash	$1,009	$7	$596	$—	$1,612

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(7)	$266	$604	$(58)	$805

Cash flows from investing activities
Property, plant and equipment, net	—	(18)	(327)	—	(345)
Investments in subsidiaries	(112)	(25)	—	137	—
Return of capital	—	—	—	—	—
Distributions received from affiliates, net	277	—	—	(277)	—
Net cash provided by (used in) investing activities	165	(43)	(327)	(140)	(345)

Cash flows from financing activities
Debt issuance and deferred financing costs	(1)	—	—	—	(1)
Distributions to parent	—	(335)	—	335	—
Contributions from parent	—	112	25	(137)	—
Distributions to owners	(527)	—	—	—	(527)
Net cash provided by (used in) financing activities	(528)	(223)	25	198	(528)

Net increase (decrease) in cash, cash equivalents and restricted cash	(370)	—	302	—	(68)
Cash, cash equivalents and restricted cash—beginning of period	1,033	12	544	—	1,589
Cash, cash equivalents and restricted cash—end of period	$663	$12	$846	$—	$1,521

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist. Through our wholly owned subsidiary, SPL, we are in various stages of constructing and operating six natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through our wholly owned subsidiary, CTPL.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2019, the board of directors of our general partner made a positive final investment decision with respect to Train 6 of the Liquefaction Project and issued a full notice to proceed with construction to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) in June 2019.

Operational

•	As of July 31, 2019, approximately 725 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, SPL achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.

Financial

•
In May 2019, we entered into five-year, $1.5 billion credit facilities (the “2019 CQP Credit Facilities”), which consist of a $750 million delayed draw term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”), to fund a portion of the development and construction of Train 6, a third LNG berth and supporting infrastructure at the Liquefaction Project.

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$1,016	$—
Restricted cash designated for the following purposes:
Liquefaction Project	596	756
Cash held by us and our guarantor subsidiaries	—	785
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	785	775
$1.5 billion 2019 CQP Credit Facilities	851	—
$2.8 billion Credit Facilities (“2016 CQP Credit Facilities”)	—	115

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

CQP Senior Notes

The $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the CQP Senior Notes became unsecured. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on substantially all the existing and future tangible and intangible assets and our rights and the rights of the Guarantors and equity interests in the Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consist of a $750 million term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and subject to a sublimit, for general corporate purposes. The CQP Revolving Facility is also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities will accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans is 1.50% per annum, and the applicable margin for base rate loans is 0.50% per annum, in each case with a 0.25% step-up beginning on May 29, 2022. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on our then-current rating. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

We pay a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. The principal of any loans under the 2019 CQP Credit Facilities must be repaid in quarterly installments commencing on May 29, 2023 based on an amortization schedule. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit our ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed by each of our subsidiaries other than SPL, Sabine Pass LNG-LP, LLC and certain of our subsidiaries owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the Liquefaction Project as of June 30, 2019:

Train 6
Overall project completion percentage	32.4%
Completion percentage of:
Engineering	74.1%
Procurement	48.2%
Subcontract work	30.7%
Construction	2.1%
Date of expected substantial completion	1H 2023

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

Customers

SPL has entered into fixed price SPAs generally with terms of at least 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project, including an agreement anticipated to be assigned from Cheniere Marketing, to make available an aggregate amount of LNG that is between approximately 75% to 85% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has agreements with SPL to purchase up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu and, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2019, SPL had secured up to approximately 3,437 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2019 and 2018, SPL recorded $32 million and $7.5 million, respectively, and during the six months ended June 30, 2019 and 2018, SPL recorded $40 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from us. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility, 2019 CQP Credit Facilities and cash flows from operations, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the six months ended June 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and the three and six months ended June 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Senior notes (1)	$16,250	$16,250
Credit facilities outstanding balance (2)	649	—
Letters of credit issued (3)	415	425
Available commitments under credit facilities (3)	1,636	775
Total capital resources from borrowings and available commitments	$18,950	$17,450

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

(2)
Includes outstanding balances under the SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)
Includes SPL Working Capital Facility and 2019 CQP Credit Facilities. Balance at December 31, 2018 did not include the letters of credit issued or available commitments under the terminated 2016 CQP Credit Facilities, which were not specifically for the Sabine Pass LNG Terminal.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2019 and December 31, 2018, SPL had $785 million and $775 million of available commitments and $415 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both June 30, 2019 and December 31, 2018.

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

Restrictive Debt Covenants

As of June 30, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2019	2018
Operating cash flows	$640	$805
Investing cash flows	(586)	(345)
Financing cash flows	17	(528)

Net increase (decrease) in cash, cash equivalents and restricted cash	71	(68)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,612	$1,521

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2019 and 2018 were $640 million and $805 million, respectively. The $165 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 was operational for approximately four months during the six months ended June 30, 2019.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2019 and 2018 were $586 million and $345 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows of $17 million during the six months ended June 30, 2019 was primarily a result of $649 million of borrowings under the 2019 CQP Credit Facilities partially offset by $616 million of distributions to unitholders. Financing cash net outflows of $528 million during the six months ended June 30, 2018 was primarily a result of $527 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2019 and 2018:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
May 15, 2019	January 1 - March 31, 2019	$0.60	$0.60	$209	$81	$6	$13
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

May 15, 2018	January 1 - March 31, 2018	0.55	0.55	192	74	5	6
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

On July 26, 2019, we declared a $0.61 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on August 14, 2019 to unitholders of record as of August 6, 2019 for the period from April 1, 2019 to June 30, 2019.

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

Results of Operations

Our consolidated net income was $232 million, or $0.44 per common unit (basic and diluted), in the three months ended June 30, 2019, compared to $281 million, or $0.55 per common unit (basic and diluted), in the three months ended June 30, 2018.

This $49 million decrease in net income was primarily a result of increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized as Train 5 of the Liquefaction Project completed construction in March 2019.

Our consolidated net income was $617 million, or $1.19 per common unit (basic and diluted), in the six months ended June 30, 2019, compared to $616 million, or $1.22 per common unit (basic and diluted), in the six months ended June 30, 2018. Net income was comparable between the periods primarily due to increased income from operations from an additional Train in operation in the six months ended June 30, 2019, partially offset by increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized for Train 5 of the Liquefaction Project.

We enter into derivative instruments to manage our exposure to changing interest rates and commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions economically hedged receive accrual accounting treatment, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$1,171	$1,155	$16	$2,538	$2,170	$368
LNG revenues—affiliate	455	178	277	760	681	79
Regasification revenues	67	65	2	133	130	3
Other revenues	12	9	3	23	19	4
Total revenues	$1,705	$1,407	$298	$3,454	$3,000	$454

LNG volumes recognized as revenues (in TBtu)	305	222	83	568	463	105

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately four months during the six months ended June 30, 2019. The increase in revenues for the three and six months ended June 30, 2019 from the comparable periods in 2018 was primarily attributable to the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG in the six months ended June 30, 2019 that related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended June 30, 2019 and 2018, we realized gains of $34 million and $37 million, respectively, from these transactions and other revenues. During the six months ended June 30, 2019 and 2018, we realized gains of $79 million and $60 million, respectively, from these transactions and other revenues.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$880	$698	$182	$1,759	$1,535	$224
Operating and maintenance expense	162	98	64	300	193	107
Operating and maintenance expense—affiliate	37	30	7	66	56	10
Development expense	—	1	(1)	—	1	(1)
General and administrative expense	3	2	1	6	6	—
General and administrative expense—affiliate	27	17	10	48	35	13
Depreciation and amortization expense	138	106	32	252	211	41
Impairment expense and loss on disposal of assets	3	—	3	5	—	5
Total operating costs and expenses	$1,250	$952	$298	$2,436	$2,037	$399

Our total operating costs and expenses increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, primarily as a result of an additional Train that was operating between each of the periods and increased third-party service and maintenance costs from additional maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 due to increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased pricing of natural gas feedstock between the quarterly periods. Partially offsetting the increase in cost of natural gas feedstock was an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in the long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 was primarily related to: (1) increased cost of maintenance and related activities at the Liquefaction Project, (2) increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement and (3) increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 as a result of Train 5 of the Liquefaction Project becoming operational, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$230	$184	$46	$417	$369	$48
Derivative gain, net	—	(3)	3	—	(11)	11
Other income	(7)	(7)	—	(16)	(11)	(5)
Total other expense	$223	$174	$49	$401	$347	$54

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as an additional Train of the Liquefaction Project completed construction between the periods. For the three months ended June 30, 2019 and 2018, we incurred $237 million and $234 million of total interest cost, respectively, of which we capitalized $7 million and $50 million, respectively, primarily for the construction of the Liquefaction Project. For the six months ended June 30, 2019 and 2018, we incurred $472 million and $466 million of total interest cost, respectively, of which we capitalized $55 million and $97 million, respectively, primarily for the construction of the Liquefaction Project.

Derivative gain, net decreased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, as we no longer held interest rate swaps used to hedge a portion of the variable interest payments on our credit facilities, as they were terminated in October 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$34	$1	$(43)	$7

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Credit and Guaranty Agreement, dated May 29, 2019, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 3, 2019)

10.2*
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated September 4, 2015, as amended by (a) Third Omnibus Amendment, dated as of May 23, 2018; (b) Fourth Omnibus Amendment, dated as of September 17, 2018; and (c) Fifth Omnibus Amendment, Consent and Waiver, dated as of May 29, 2019, among SPL, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00045 Letter of Credit Reduction and Extension, dated June 7, 2019

10.4*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	August 7, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)