Form 10-Q
period 2019-09-30
Cheniere Energy Partners, L.P.
filed 2019-11-01
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 25, 2019, the registrant had 348,629,792 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,707	$—
Restricted cash	185	1,541
Accounts and other receivables	277	348
Accounts receivable—affiliate	67	114
Advances to affiliate	177	228
Inventory	103	99
Derivative assets	8	6
Other current assets	65	20
Total current assets	2,589	2,356

Property, plant and equipment, net	16,338	15,390
Operating lease assets, net	91	—
Debt issuance costs, net	17	13
Non-current derivative assets	29	31
Other non-current assets, net	157	184
Total assets	$19,221	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$17	$15
Accrued liabilities	657	821
Due to affiliates	40	49
Deferred revenue	169	116
Deferred revenue—affiliate	—	1
Current operating lease liabilities	6	—
Derivative liabilities	29	66
Total current liabilities	918	1,068

Long-term debt, net	17,571	16,066
Non-current operating lease liabilities	84	—
Non-current derivative liabilities	32	14
Other non-current liabilities	4	4
Other non-current liabilities—affiliate	20	22

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at September 30, 2019 and December 31, 2018)	1,692	1,806
Subordinated unitholders’ interest (135.4 million units issued and outstanding at September 30, 2019 and December 31, 2018)	(1,035)	(990)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at September 30, 2019 and December 31, 2018)	(65)	(16)
Total partners’ equity	592	800
Total liabilities and partners’ equity	$19,221	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$1,140	$1,249	$3,678	$3,419
LNG revenues—affiliate	257	205	1,017	886
Regasification revenues	66	66	199	196
Other revenues	13	9	36	28
Total revenues	1,476	1,529	4,930	4,529

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	742	756	2,501	2,291
Cost of sales—affiliate	6	—	6	—
Operating and maintenance expense	172	113	472	306
Operating and maintenance expense—affiliate	34	31	100	87
Development expense	—	1	—	2
General and administrative expense	3	3	9	9
General and administrative expense—affiliate	34	18	82	53
Depreciation and amortization expense	138	107	390	318
Impairment expense and loss on disposal of assets	1	8	6	8
Total operating costs and expenses	1,130	1,037	3,566	3,074

Income from operations	346	492	1,364	1,455

Other income (expense)
Interest expense, net of capitalized interest	(231)	(183)	(648)	(552)
Loss on modification or extinguishment of debt	(13)	(12)	(13)	(12)
Derivative gain, net	—	2	—	13
Other income	8	8	24	19
Total other expense	(236)	(185)	(637)	(532)

Net income	$110	$307	$727	$923

Basic and diluted net income per common unit	$0.19	$0.60	$1.38	$1.82

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	348.6	348.6	348.6	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2019
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	272	—	105	—	8	385
Distributions
Common units, $0.59/unit	—	(206)	—	—	—	—	(206)
Subordinated units, $0.59/unit	—	—	—	(80)	—	—	(80)
General partner units	—	—	—	—	—	(18)	(18)
Balance at March 31, 2019	348.6	1,872	135.4	(965)	9.9	(26)	881
Net income	—	164	—	64	—	4	232
Distributions
Common units, $0.60/unit	—	(209)	—	—	—	—	(209)
Subordinated units, $0.60/unit	—	—	—	(81)	—	—	(81)
General partner units	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	348.6	1,827	135.4	(982)	9.9	(44)	801
Net income	—	77	—	30	—	3	110
Distributions
Common units, $0.61/unit	—	(212)	—	—	—	—	(212)
Subordinated units, $0.61/unit	—	—	—	(83)	—	—	(83)
General partner units	—	—	—	—	—	(24)	(24)
Balance at September 30, 2019	348.6	$1,692	135.4	$(1,035)	9.9	$(65)	$592

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2018
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	348.6	$1,670	135.4	$(1,043)	9.9	$12	$639
Net income	—	236	—	92	—	7	335
Distributions
Common units, $0.50/unit	—	(175)	—	—	—	—	(175)
Subordinated units, $0.50/unit	—	—	—	(68)	—	—	(68)
General partner units	—	—	—	—	—	(6)	(6)
Balance at March 31, 2018	348.6	1,731	135.4	(1,019)	9.9	13	725
Net income	—	199	—	77	—	5	281
Distributions
Common units, $0.55/unit	—	(191)	—	—	—	—	(191)
Subordinated units, $0.55/unit	—	—	—	(74)	—	—	(74)
General partner units	—	—	—	—	—	(13)	(13)
Balance at June 30, 2018	348.6	1,739	135.4	(1,016)	9.9	5	728
Net income	—	216	—	84	—	7	307
Distributions
Common units, $0.56/unit	—	(196)	—	—	—	—	(196)
Subordinated units, $0.56/unit	—	—	—	(76)	—	—	(76)
General partner units	—	—	—	—	—	(15)	(15)
Balance at September 30, 2018	348.6	$1,759	135.4	$(1,008)	9.9	$(3)	$748

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$727	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	390	318
Amortization of debt issuance costs, deferred commitment fees, premium and discount	23	24
Loss on modification or extinguishment of debt	13	12
Total losses (gains) on derivatives, net	(30)	29
Net cash provided by (used for) settlement of derivative instruments	11	—
Impairment expense and loss on disposal of assets	6	8
Other	8	5
Changes in operating assets and liabilities:
Accounts and other receivables	36	(33)
Accounts receivable—affiliate	47	140
Advances to affiliate	(47)	(79)
Inventory	(3)	6
Accounts payable and accrued liabilities	(209)	(77)
Due to affiliates	(3)	(5)
Deferred revenue	54	6
Other, net	(42)	(10)
Other, net—affiliate	(4)	(3)
Net cash provided by operating activities	977	1,264

Cash flows from investing activities
Property, plant and equipment, net	(1,156)	(578)
Other	(1)	—
Net cash used in investing activities	(1,157)	(578)

Cash flows from financing activities
Proceeds from issuances of debt	2,230	1,100
Repayments of debt	(730)	(1,090)
Debt issuance and deferred financing costs	(33)	(8)
Debt extinguishment costs	(4)	(6)
Distributions to owners	(935)	(814)
Other	3	—
Net cash provided by (used in) financing activities	531	(818)

Net increase (decrease) in cash, cash equivalents and restricted cash	351	(132)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,892	$1,457

Balances per Consolidated Balance Sheet:

September 30, 2019
Cash and cash equivalents	$1,707
Restricted cash	185
Total cash, cash equivalents and restricted cash	$1,892

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Through SPL, we are in various stages of operating and constructing six natural gas liquefaction Trains (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction. The Sabine Pass LNG terminal has operational regasification facilities owned by SPLNG and a 94-mile pipeline owned by CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

NOTE 2—UNITHOLDERS’ EQUITY

The common units and subordinated units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus as defined in the partnership agreement.

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

As of September 30, 2019, Cheniere, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$185	$756
Cash held by us and our guarantor subsidiaries	—	785
Total current restricted cash	$185	$1,541

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

The cash held by us and our guarantor subsidiaries was restricted in use under the terms of the previous $2.8 billion credit facilities (the “2016 CQP Credit Facilities”) and the related depositary agreement governing the extension of credit to us, but is no longer restricted following the termination of the 2016 CQP Credit Facilities. Amounts not classified as restricted have been reserved by our general partner under the terms of our partnership agreement.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
SPL trade receivable	$261	$330
Other accounts receivable	16	18
Total accounts and other receivables	$277	$348

NOTE 5—INVENTORY

As of September 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Natural gas	$15	$28
LNG	7	6
Materials and other	81	65
Total inventory	$103	$99

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,807	$12,760
LNG terminal construction-in-process	1,196	3,913
Accumulated depreciation	(1,671)	(1,290)
Total LNG terminal costs, net	16,332	15,383
Fixed assets
Fixed assets	26	26
Accumulated depreciation	(20)	(19)
Total fixed assets, net	6	7
Property, plant and equipment, net	$16,338	$15,390

Depreciation expense was $136 million and $104 million during the three months ended September 30, 2019 and 2018, respectively, and $386 million and $310 million during the nine months ended September 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million during the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.

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

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	September 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(6)	$(10)	$(8)	$(24)	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2019:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(8)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.618) - $0.056

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$34	$11	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	(42)	4	(22)	(5)
Purchases and settlements:
Purchases	(1)	4	(4)	8
Settlements	1	1	43	(27)
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of period	$(8)	$19	$(8)	$19
Change in unrealized gains (losses) relating to instruments still held at end of period	$(42)	$4	$(22)	$(5)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

We previously had interest rate swaps (“CQP Interest Rate Derivatives” and, collectively with the CCH Interest Rate Derivatives and the CCH Interest Rate Forward Start Derivatives, the “Interest Rate Derivatives”) to hedge a portion of the variable interest payments on our credit facilities. In October 2018, we terminated the CQP Interest Rate Derivatives related to the 2016 CQP Credit Facilities and realized a derivative gain of $28 million.

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to ten years, some of which commence upon the satisfaction of certain events or states of affairs.

SPL had secured up to approximately 4,108 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,880 TBtu and 2,978 TBtu as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative assets	$8	$6
Non-current derivative assets	29	31
Total derivative assets	37	37

Derivative liabilities	(29)	(66)
Non-current derivative liabilities	(32)	(14)
Total derivative liabilities	(61)	(80)

Derivative liability, net	$(24)	$(43)

(1)
Does not include collateral calls of $10 million and $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three and nine months ended September 30, 2019 and 2018 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Consolidated Statement of Income Location (1)	2019	2018	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$1	$—	$2	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(55)	10	28	(42)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2019
Liquefaction Supply Derivatives	$40	$(3)	$37
Liquefaction Supply Derivatives	(63)	2	(61)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 8—OTHER NON-CURRENT ASSETS

As of September 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$88	$90
Advances and other asset conveyances to third parties to support LNG terminals	35	36
Tax-related payments and receivables	17	17
Information technology service prepayments	8	20
Advances made under EPC and non-EPC contracts	2	14
Other	7	7
Total other non-current assets, net	$157	$184

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Interest costs and related debt fees	$217	$224
Accrued natural gas purchases	254	518
LNG terminal and related pipeline costs	161	79
Other accrued liabilities	25	—
Total accrued liabilities	$657	$821

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of September 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	—
2016 CQP Credit Facilities	—	—
CQP Credit Facilities entered into in 2019 (“2019 CQP Credit Facilities”)	—	—
Unamortized premium, discount and debt issuance costs, net	(179)	(184)
Total long-term debt, net	17,571	16,066

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$17,571	$16,066

2019 Debt Issuances and Terminations

2029 CQP Senior Notes

In September 2019, we issued an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The proceeds of the offering were used to prepay the outstanding balance of the $750 million term loan under the 2019 CQP Credit Facilities (“CQP Term Facility”) and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the Liquefaction Project, resulting in the recognition of debt modification and extinguishment costs of $13 million for the three and nine months ended September 30, 2019. As of September 30, 2019, only the $750 million revolving credit facility (“CQP Revolving Facility”), all of which is undrawn, remains as part of the 2019 CQP Credit Facilities.

Borrowings under the 2029 CQP Senior Notes accrue interest at a fixed rate of 4.500% per annum, and interest on the 2029 CQP Senior Notes is payable semi-annually in cash in arrears. The 2029 CQP Senior Notes are governed by the same base indenture as the 2025 CQP Senior Notes and the 2026 CQP Senior Notes (the “CQP Base Indenture”), and are further governed by the Third Supplemental Indenture (together with the CQP Base Indenture, the “2029 CQP Notes Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2024, we may redeem all or a part of the 2029 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2029 CQP Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2022, we may redeem up to 35% of the aggregate principal amount of the 2029 CQP Senior Notes with an amount

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. At any time on or after October 1, 2024 through the maturity date of October 1, 2029, we may redeem the 2029 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2029 CQP Notes Indenture.

The 2025 CQP Senior Notes, the 2026 CQP Senior Notes and the 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”) are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

In connection with the closing of the 2029 CQP Senior Notes offering, we and the CQP Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, we and the CQP Guarantors have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2029 CQP Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2029 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after the notes issuance date of September 12, 2019. Under specified circumstances, we and the CQP Guarantors have also agreed to cause to become effective a shelf registration statement relating to resales of the 2029 CQP Senior Notes. We will be obligated to pay additional interest on the 2029 CQP Senior Notes if we fail to comply with our obligation to register the 2029 CQP Senior Notes within the specified time period.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated. There were no write-offs of discounts, premiums and debt issuance costs associated with the termination of the 2016 CQP Credit Facilities.

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consisted of the $750 million CQP Term Facility, which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million CQP Revolving Facility. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans was 1.50% per annum, and the applicable margin for base rate loans was 0.50% per annum. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on our then-current rating. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

The 2019 CQP Credit Facilities mature on May 29, 2024. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit our ability to make restricted

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed and secured by a first priority lien (subject to permitted encumbrances) on substantially all of our and the CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities).

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2019 (in millions):

	SPL Working Capital Facility (1)	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	414	—
Available commitment	$786	$750

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Maturity date	December 31, 2020	May 29, 2024

(1)
The SPL Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. All terms of the SPL Working Capital Facility substantially remained unchanged.

Restrictive Debt Covenants

As of September 30, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest cost	$246	$235	$718	$701
Capitalized interest	(15)	(52)	(70)	(149)
Total interest expense, net	$231	$183	$648	$552

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$16,780	$18,340	$15,275	$15,672
2037 SPL Senior Notes (2)	791	909	791	817
Credit facilities (3)	—	—	—	—

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2025 CQP Senior Notes, 2026

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CQP Senior Notes and 2029 CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes SPL Working Capital Facility, 2016 CQP Credit Facilities and 2019 CQP Credit Facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	September 30, 2019
Right-of-use assets—Operating	Operating lease assets, net	$91
Current operating lease liabilities	Current operating lease liabilities	6
Non-current operating lease liabilities	Non-current operating lease liabilities	84

The following table shows the classification and location of our lease cost on our Consolidated Statements of Income (in millions):

	Consolidated Statement of Income Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$2	$8

(1)    Includes $1 million of variable lease costs.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)	Presented in cost of sales, operating and maintenance expense, general and administrative expense or general and administrative expense—affiliate consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating leases as of September 30, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases
2019	$3
2020	10
2021	10
2022	10
2023	10
Thereafter	125
Total lease payments	168
Less: Interest	(78)
Present value of lease liabilities	$90

Future annual minimum lease payments for operating leases as of December 31, 2018, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2019	$10
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total	$174

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases:

September 30, 2019
Weighted-average remaining lease term (in years)	25.9
Weighted-average discount rate	4.8%

The following table includes other quantitative information for our operating leases (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues	$1,139	$1,249	$3,676	$3,419
LNG revenues—affiliate	257	205	1,017	886
Regasification revenues	66	66	199	196
Other revenues	13	9	36	28
Total revenues from customers	1,475	1,529	4,928	4,529
Net derivative gains (1)	1	—	2	—
Total revenues	$1,476	$1,529	$4,930	$4,529

(1)	See Note 7—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2019
Deferred revenues, beginning of period	$116
Cash received but not yet recognized	169
Revenue recognized from prior period deferral	(116)
Deferred revenues, end of period	$169

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$55.7	10	$53.6	10
Regasification revenues	2.4	5	2.6	6
Total revenues	$58.1		$56.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement contractually assigned to SPL from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 49% and 55% of our LNG revenues during the three months ended September 30, 2019 and 2018, respectively, and approximately 53% and 55% of our LNG revenues during the nine months ended September 30, 2019 and 2018, respectively, were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2019 and 2018, approximately 3% of our regasification revenues were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three and nine months ended September 30, 2019 and 2018.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$255	$205	$1,015	$886
Contracts for Sale and Purchase of Natural Gas and LNG	2	—	2	—
Total LNG revenues—affiliate	257	205	1,017	886

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	6	—	6	—

Operating and maintenance expense—affiliate
Services Agreements	34	31	100	87

General and administrative expense—affiliate
Services Agreements	34	18	82	53

As of September 30, 2019 and December 31, 2018, we had $67 million and $114 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

Services Agreements
As of September 30, 2019 and December 31, 2018, we had $177 million and $228 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $4 million and $3 million in due to affiliates and $20 million and $22 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of September 30, 2019 and December 31, 2018, respectively.

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

SPL has an agreement with CCL that allows them to sell and purchase natural gas from each other. Natural gas sold and purchased under this agreement is recorded as LNG revenues—affiliate and cost of sales—affiliate, respectively.

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay the wholly owned subsidiary of Cheniere a portion of its future revenues. Accordingly, Tug Services distributed $2 million during each of the three months ended September 30, 2019 and 2018, respectively, and $5 million and $4 million during the nine months ended September 30, 2019 and 2018, respectively, to the wholly owned subsidiary of Cheniere, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2019 and 2018.

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

NOTE 14—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On October 28, 2019, we declared a $0.62 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on November 14, 2019 to unitholders of record as of November 7, 2019 for the period from July 1, 2019 to September 30, 2019.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended September 30, 2019
Net income	$110
Declared distributions	323	217	84	6	16
Assumed allocation of undistributed net loss (1)	$(213)	(151)	(58)	(4)	—
Assumed allocation of net income		$66	$26	$2	$16

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.19	$0.19

Three Months Ended September 30, 2018
Net income	$307
Declared distributions	297	202	79	5	11
Assumed allocation of undistributed net income (1)	$10	7	3	—	—
Assumed allocation of net income		$209	$82	$5	$11

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit (2)		$0.60	$0.60

Nine Months Ended September 30, 2019
Net income	$727
Declared distributions	949	638	248	19	44
Assumed allocation of undistributed net loss (1)	$(222)	(157)	(61)	(4)	—
Assumed allocation of net income		$481	$187	$15	$44

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.38	$1.38

Nine Months Ended September 30, 2018
Net income	$923
Declared distributions	859	589	229	17	24
Assumed allocation of undistributed net income (1)	$64	45	18	1	—
Assumed allocation of net income		$634	$247	$18	$24

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.82	$1.82

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	24%	24%	28%	27%	20%	35%
Customer B	18%	21%	19%	22%	17%	23%
Customer C	22%	21%	20%	23%	15%	30%
Customer D	19%	24%	21%	18%	21%	*
Customer E	*	—%	*	—%	14%	—%

* Less than 10%

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$624	$586

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $298 million and $204 million as of September 30, 2019 and 2018, respectively.

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

Our CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the indenture governing the CQP Senior Notes. See Note 10—Debt in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information regarding the CQP Senior Notes.

The following is condensed consolidating financial information for Cheniere Partners (“Parent Issuer”), the Guarantors on a combined basis and the Non-Guarantors on a combined basis. We have accounted for investments in subsidiaries using the equity method.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,701	$6	$—	$—	$1,707
Restricted cash	—	—	185	—	185
Accounts and other receivables	—	3	274	—	277
Accounts receivable—affiliate	—	35	66	(34)	67
Advances to affiliate	—	151	154	(128)	177
Inventory	—	13	90	—	103
Derivative assets	—	—	8	—	8
Other current assets	1	12	52	—	65
Other current assets—affiliate	—	—	22	(22)	—
Total current assets	1,702	220	851	(184)	2,589

Property, plant and equipment, net	79	2,454	13,831	(26)	16,338
Operating lease assets, net	—	86	21	(16)	91
Debt issuance costs, net	10	—	7	—	17
Non-current derivative assets	—	—	29	—	29
Investments in subsidiaries	2,931	495	—	(3,426)	—
Other non-current assets, net	—	25	132	—	157
Total assets	$4,722	$3,280	$14,871	$(3,652)	$19,221

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$5	$12	$—	$17
Accrued liabilities	77	36	544	—	657
Due to affiliates	—	158	45	(163)	40
Deferred revenue	—	21	148	—	169
Deferred revenue—affiliate	—	21	—	(21)	—
Current operating lease liabilities	—	6	—	—	6
Derivative liabilities	—	—	29	—	29
Total current liabilities	77	247	778	(184)	918

Long-term debt, net	4,053	—	13,518	—	17,571
Non-current operating lease liabilities	—	79	5	—	84
Non-current derivative liabilities	—	—	32	—	32
Other non-current liabilities	—	3	1	—	4
Other non-current liabilities—affiliate	—	20	16	(16)	20

Partners’ equity	592	2,931	521	(3,452)	592
Total liabilities and partners’ equity	$4,722	$3,280	$14,871	$(3,652)	$19,221

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,140	$—	$1,140
LNG revenues—affiliate	—	—	257	—	257
Regasification revenues	—	66	—	—	66
Regasification revenues—affiliate	—	65	—	(65)	—
Other revenues	—	13	—	—	13
Other revenues—affiliate	—	36	—	(36)	—
Total revenues	—	180	1,397	(101)	1,476

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	742	—	742
Cost of sales—affiliate	—	6	17	(17)	6
Operating and maintenance expense	—	22	150	—	172
Operating and maintenance expense—affiliate	—	5	113	(84)	34
General and administrative expense	1	1	1	—	3
General and administrative expense—affiliate	4	8	28	(6)	34
Depreciation and amortization expense	1	21	117	(1)	138
Impairment expense and loss on disposal of assets	—	—	1	—	1
Total operating costs and expenses	6	63	1,169	(108)	1,130

Income (loss) from operations	(6)	117	228	7	346

Other income (expense)
Interest expense, net of capitalized interest	(47)	(1)	(183)	—	(231)
Loss on modification or extinguishment of debt	(13)	—	—	—	(13)
Equity earnings of subsidiaries	170	48	—	(218)	—
Other income (expense)	6	(1)	3	—	8
Total other income (expense)	116	46	(180)	(218)	(236)

Net income	$110	$163	$48	$(211)	$110

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,249	$—	$1,249
LNG revenues—affiliate	—	—	205	—	205
Regasification revenues	—	66	—	—	66
Regasification revenues—affiliate	—	64	—	(64)	—
Other revenues	—	9	—	—	9
Other revenues—affiliate	—	48	—	(48)	—
Total revenues	—	187	1,454	(112)	1,529

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	758	(2)	756
Cost of sales—affiliate	—	—	8	(8)	—
Operating and maintenance expense	—	17	96	—	113
Operating and maintenance expense—affiliate	—	39	107	(115)	31
Development expense	—	1	—	—	1
General and administrative expense	1	1	1	—	3
General and administrative expense—affiliate	3	6	12	(3)	18
Depreciation and amortization expense	1	19	88	(1)	107
Other	—	8	—	—	8
Total operating costs and expenses	5	91	1,070	(129)	1,037

Income (loss) from operations	(5)	96	384	17	492

Other income (expense)
Interest expense, net of capitalized interest	(36)	(1)	(146)	—	(183)
Loss on early extinguishment of debt	(12)	—	—	—	(12)
Derivative gain, net	2	—	—	—	2
Equity earnings of subsidiaries	354	243	—	(597)	—
Other income (expense)	4	(1)	5	—	8
Total other income (expense)	312	241	(141)	(597)	(185)

Net income	$307	$337	$243	$(580)	$307

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$3,678	$—	$3,678
LNG revenues—affiliate	—	—	1,017	—	1,017
Regasification revenues	—	199	—	—	199
Regasification revenues—affiliate	—	196	—	(196)	—
Other revenues	—	36	—	—	36
Other revenues—affiliate	—	160	—	(160)	—
Total revenues	—	591	4,695	(356)	4,930

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	—	2,501	—	2,501
Cost of sales—affiliate	—	6	35	(35)	6
Operating and maintenance expense	—	74	398	—	472
Operating and maintenance expense—affiliate	—	76	335	(311)	100
General and administrative expense	3	2	4	—	9
General and administrative expense—affiliate	10	22	64	(14)	82
Depreciation and amortization expense	2	58	331	(1)	390
Impairment expense and loss on disposal of assets	—	—	6	—	6
Total operating costs and expenses	15	238	3,674	(361)	3,566

Income (loss) from operations	(15)	353	1,021	5	1,364

Other income (expense)
Interest expense, net of capitalized interest	(120)	(4)	(524)	—	(648)
Loss on modification or extinguishment of debt	(13)	—	—	—	(13)
Equity earnings of subsidiaries	860	506	—	(1,366)	—
Other income	15	—	9	—	24
Total other income (expense)	742	502	(515)	(1,366)	(637)

Net income	$727	$855	$506	$(1,361)	$727

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2018
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$3,419	$—	$3,419
LNG revenues—affiliate	—	—	886	—	886
Regasification revenues	—	196	—	—	196
Regasification revenues—affiliate	—	194	—	(194)	—
Other revenues	—	28	—	—	28
Other revenues—affiliate	—	183	—	(183)	—
Total revenues	—	601	4,305	(377)	4,529

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	2	2,291	(2)	2,291
Cost of sales—affiliate	—	—	23	(23)	—
Operating and maintenance expense	—	48	258	—	306
Operating and maintenance expense—affiliate	—	113	317	(343)	87
Development expense	—	1	1	—	2
General and administrative expense	3	2	4	—	9
General and administrative expense—affiliate	9	17	36	(9)	53
Depreciation and amortization expense	2	56	261	(1)	318
Impairment expense and loss on disposal of assets	—	8	—	—	8
Total operating costs and expenses	14	247	3,191	(378)	3,074

Income (loss) from operations	(14)	354	1,114	1	1,455

Other income (expense)
Interest expense, net of capitalized interest	(104)	(3)	(445)	—	(552)
Loss on modification or early extinguishment of debt	(12)	—	—	—	(12)
Derivative gain, net	13	—	—	—	13
Equity earnings of subsidiaries	1,030	678	—	(1,708)	—
Other income	10	—	9	—	19
Total other income (expense)	937	675	(436)	(1,708)	(532)

Net income	$923	$1,029	$678	$(1,707)	$923

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$782	$907	$656	$(1,368)	$977

Cash flows from investing activities
Property, plant and equipment, net	—	(35)	(1,123)	2	(1,156)
Investments in subsidiaries	(1,109)	(949)	—	2,058	—
Return of capital	721	546	—	(1,267)	—
Other	—	—	(1)	—	(1)
Net cash used in investing activities	(388)	(438)	(1,124)	793	(1,157)

Cash flows from financing activities
Proceeds from issuances of debt	2,230	—	—	—	2,230
Repayments of debt	(730)	—	—	—	(730)
Debt issuance and deferred financing costs	(33)	—	—	—	(33)
Debt extinguishment costs	(4)	—	—	—	(4)
Distributions to parent	—	(1,581)	(1,052)	2,633	—
Contributions from parent	—	1,109	949	(2,058)	—
Distributions to owners	(935)	—	—	—	(935)
Other	—	3	—	—	3
Net cash provided by (used in) financing activities	528	(469)	(103)	575	531

Net increase (decrease) in cash, cash equivalents and restricted cash	922	—	(571)	—	351
Cash, cash equivalents and restricted cash—beginning of period	779	6	756	—	1,541
Cash, cash equivalents and restricted cash—end of period	$1,701	$6	$185	$—	$1,892

Balances per Condensed Consolidating Balance Sheet:

	September 30, 2019
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,701	$6	$—	$—	$1,707
Restricted cash	—	—	185	—	185
Total cash, cash equivalents and restricted cash	$1,701	$6	$185	$—	$1,892

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere. We provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist. Through our wholly owned subsidiary, SPL, we are in various stages of operating and constructing six natural gas liquefaction Trains (the “Liquefaction Project”) at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train. Through our wholly owned subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We also own a 94-mile pipeline through our wholly owned subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

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

Operational

•	As of October 25, 2019, approximately 800 cumulative LNG cargoes totaling approximately 55 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, SPL achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.

Financial

•
In September 2019, we issued an aggregate principal amount of $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) to prepay the outstanding balance under the $750 million term loan under our credit facilities (the “2019 CQP Credit Facilities”), which were entered into in May 2019, and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the Liquefaction Project. After applying the proceeds of this offering, only a $750 million revolving credit facility, which is currently undrawn, remains as part of the 2019 CQP Credit Facilities.

•
In September 2019, the date of first commercial delivery was reached under the 20-year SPAs with Centrica plc and Total Gas & Power North America, Inc. (“Total”) relating to Train 5 of the Liquefaction Project.

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$1,707	$—
Restricted cash designated for the following purposes:
Liquefaction Project	185	756
Cash held by us and our guarantor subsidiaries	—	785
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	786	775
2019 CQP Credit Facilities	750	—
$2.8 billion Credit Facilities (“2016 CQP Credit Facilities”)	—	115

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

CQP Senior Notes

In September 2019, we issued an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which in addition to the existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The 2025 CQP Senior Notes, 2026 CQP Senior Notes and 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”) are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”), the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”) and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture (together with the CQP Base Indenture, the “2029 CQP Notes Indenture”). The 2025 CQP Notes Indenture, the 2026 CQP Notes Indenture and the 2029 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes, 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes and 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes, October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes and October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and our rights and the rights of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on our then-current rating. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

We pay a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit our ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed and secured by a first priority lien (subject to permitted encumbrances) on substantially all of our and the CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities).

Sabine Pass LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the Liquefaction Project as of September 30, 2019:

Train 6
Overall project completion percentage	38.1%
Completion percentage of:
Engineering	83.8%
Procurement	54.1%
Subcontract work	34.3%
Construction	5.5%
Date of expected substantial completion	1H 2023

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, which occurred in September 2019. After giving effect to an SPA that Cheniere has committed to provide to SPL by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2019, SPL had secured up to approximately 4,108 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts that range up to ten years.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended September 30, 2019 and 2018, SPL recorded $32 million and $7.5 million, respectively, and during the nine months ended September 30, 2019 and 2018, SPL recorded $72 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from us. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility, 2019 CQP Credit Facilities, cash flows from operations and equity contributions from us, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. SPL began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Senior notes (1)	$17,750	$16,250
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	414	425
Available commitments under credit facilities (3)	1,536	775
Total capital resources from borrowings and available commitments	$19,700	$17,450

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.

(2)
Includes outstanding balances under the SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)
Consists of SPL Working Capital Facility and 2019 CQP Credit Facilities. Balance at December 31, 2018 did not include the letters of credit issued or available commitments under the terminated 2016 CQP Credit Facilities, which were not specifically for the Sabine Pass LNG Terminal.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2019 and December 31, 2018, SPL had $786 million and $775 million of available commitments and $414 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any outstanding borrowings under the SPL Working Capital Facility as of both September 30, 2019 and December 31, 2018.

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

Restrictive Debt Covenants

As of September 30, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2019	2018
Operating cash flows	$977	$1,264
Investing cash flows	(1,157)	(578)
Financing cash flows	531	(818)

Net increase (decrease) in cash, cash equivalents and restricted cash	351	(132)
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589
Cash, cash equivalents and restricted cash—end of period	$1,892	$1,457

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2019 and 2018 were $977 million and $1,264 million, respectively. The $287 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 was operational for approximately seven months during the nine months ended September 30, 2019.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2019 and 2018 were $1,157 million and $578 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows of $531 million during the nine months ended September 30, 2019 was primarily a result of:

•	$730 million of borrowings and repayments under the 2019 CQP Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which was used to prepay the outstanding balance of the term loan under the 2019 CQP Credit Facilities;

•	$33 million of debt issuance costs related to the up-front fees paid upon the issuance of the 2019 CQP Credit Facilities and 2029 CQP Senior Notes; and

•	$935 million of distributions to unitholders.
Financing cash net outflows of $818 million during the nine months ended September 30, 2018 was primarily a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$8 million of debt issuance costs related to up-front fees paid upon the issuance of the 2026 CQP Senior Notes;

•	$6 million in debt extinguishment costs related to the prepayment of the 2016 CQP Credit Facilities; and

•	$814 million in distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2019 and 2018:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
August 14, 2019	April 1 - June 30, 2019	$0.61	$0.61	$213	$83	$6	$15
May 15, 2019	January 1 - March 31, 2019	0.60	0.60	209	81	6	13
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

August 14, 2018	April 1 - June 30, 2018	0.56	0.56	195	76	6	7
May 15, 2018	January 1 - March 31, 2018	0.55	0.55	192	74	5	6
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

On October 28, 2019, we declared a $0.62 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on November 14, 2019 to unitholders of record as of November 7, 2019 for the period from July 1, 2019 to September 30, 2019.

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development.

Results of Operations

Our consolidated net income was $110 million, or $0.19 per common unit (basic and diluted), in the three months ended September 30, 2019, compared to $307 million, or $0.60 per common unit (basic and diluted), in the three months ended September 30, 2018. This $197 million decrease in net income was primarily a result of increased operating and maintenance expense, increased depreciation and amortization expense, and decreased margins due to decreased pricing on LNG but higher volumes of LNG sold, and increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized as Train 5 of the Liquefaction Project completed construction in March 2019.

Our consolidated net income was $727 million, or $1.38 per common unit (basic and diluted), in the nine months ended September 30, 2019, compared to $923 million, or $1.82 per common unit (basic and diluted), in the nine months ended September 30, 2018. This $196 million decrease in net income was primarily a result of increased operating and maintenance expense, increased interest expense, net of capitalized interest and increased depreciation and amortization expense, partially offset by increased margins due to higher volumes of LNG sold but decreased pricing on LNG.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$1,140	$1,249	$(109)	$3,678	$3,419	$259
LNG revenues—affiliate	257	205	52	1,017	886	131
Regasification revenues	66	66	—	199	196	3
Other revenues	13	9	4	36	28	8
Total revenues	$1,476	$1,529	$(53)	$4,930	$4,529	$401

LNG volumes recognized as revenues (in TBtu)	277	228	49	845	691	154

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately seven months during the nine months ended September 30, 2019. The decrease in revenues during the three months ended September 30, 2019 from the comparable period in 2018 was primarily attributable to the decreased revenues per MMBtu, which was partially offset by the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project. The increase in revenues during the nine months ended September 30, 2019 from the nine months ended September 30, 2018 was primarily attributable to the increased volumes of LNG, partially offset by decreased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG in the nine months ended September 30, 2019 that related to the sale of commissioning cargoes from the Liquefaction Project. We did not realize any offsets to LNG terminal costs in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery, and the sale of natural gas procured for the liquefaction process. During the three months ended September 30, 2019 and 2018, we realized $35 million and $67 million, respectively, of gains and other revenues from these transactions. During the nine months ended September 30, 2019 and 2018, we realized $114 million and $127 million, respectively, of gains and other revenues from these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$742	$756	$(14)	$2,501	$2,291	$210
Cost of sales—affiliate	6	—	6	6	—	6
Operating and maintenance expense	172	113	59	472	306	166
Operating and maintenance expense—affiliate	34	31	3	100	87	13
Development expense	—	1	(1)	—	2	(2)
General and administrative expense	3	3	—	9	9	—
General and administrative expense—affiliate	34	18	16	82	53	29
Depreciation and amortization expense	138	107	31	390	318	72
Impairment expense and loss on disposal of assets	1	8	(7)	6	8	(2)
Total operating costs and expenses	$1,130	$1,037	$93	$3,566	$3,074	$492

Our total operating costs and expenses increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, primarily as a result of an additional Train that was operating between each of the periods and increased third-party service and maintenance costs from additional maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended September 30, 2019 from the three months ended September 30, 2018 due to decreased pricing of natural gas feedstock between the quarterly periods, partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project. Additionally, there was a decrease in costs associated with a portion of derivative instruments that settle through physical delivery. Partially offsetting these decreases was increased derivative losses from a decrease in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project. Cost of sales increased during the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due to increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased pricing of natural gas feedstock between the periods. Partially offsetting the increase in cost of natural gas feedstock was decreased derivative losses from an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in the long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 was primarily related to: (1) increased cost of turnaround and related activities at the Liquefaction Project, (2) increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement and (3) increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 as a result of commencing operations of Train 5 of the Liquefaction Project, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$231	$183	$48	$648	$552	$96
Loss on modification or extinguishment of debt	13	12	1	13	12	1
Derivative gain, net	—	(2)	2	—	(13)	13
Other income	(8)	(8)	—	(24)	(19)	(5)
Total other expense	$236	$185	$51	$637	$532	$105

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as an additional Train of the Liquefaction Project completed construction between the periods. For the three months ended September 30, 2019 and 2018, we incurred $246 million and $235 million of total interest cost, respectively, of which we capitalized $15 million and $52 million, respectively, which was primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2019 and 2018, we incurred $718 million and $701 million of total interest cost, respectively, of which we capitalized $70 million and $149 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt during the three and nine months ended September 30, 2019 increased from the comparable periods in 2018. The loss on modification or extinguishment of debt in 2019 of $13 million was related to the termination of $750 million of commitments under the 2019 CQP Credit Facilities in connection with the issuance of the 2029 CQP Senior Notes. Loss on modification or extinguishment of debt recognized in 2018 was attributable to the incurrence of third party fees and write off of unamortized debt issuance costs in September 2018 as a result of the termination of approximately $1.2 billion of commitments under the 2016 CQP Credit Facilities in connection with the issuance of the 2026 CQP Senior Notes.

Derivative gain, net decreased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, as we no longer held interest rate swaps used to hedge a portion of the variable interest payments on our credit facilities, as they were terminated in October 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(24)	$6	$(43)	$7

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6.     EXHIBITS

Exhibit No.	Description
1.1
Purchase Agreement, dated as of September 9, 2019, among the Partnership, the guarantors party thereto and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

4.1
Third Supplemental Indenture, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

10.1
Registration Rights Agreement, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00002 Fuel Provisional Sum Closure, dated July 8, 2019, (ii) the Change Order CO-00003 Currency Provisional Sum Closure, dated July 8, 2019, (iii) the Change Order CO-00004 Foreign Trade Zone, dated July 2, 2019, (iv) the Change Order CO-00005 NGPL Gate Access Security Coordination Provisional Sum, dated July 17, 2019, (v) the Change Order CO-00006 Alternate to Adams Valves, dated August 14, 2019, (vi) the Change Order CO-00007 E-1503 to HRU Permanent Drain Piping, dated August 14, 2019, (vii) the Change Order CO-00008 Differing Subsurface Soil Conditions - Train 6 ISBL, dated August 27, 2019, (viii) the Change Order CO-00009 LNG Berth 3, dated September 25, 2019 and (iv) the Change Order CO-00010 Cold Box Redesign and Addition of Inspection Boxes on Methane Cold Box, dated September 16, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC,
its general partner

Date:	October 31, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 31, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)