Form 10-K
period 2019-12-31
Cheniere Energy Partners, L.P.
filed 2020-02-25
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $10.3 billion as of June 28, 2019.
As of February 19, 2020, the registrant had 348,631,292 common units and 135,383,831 subordinated units outstanding.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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

•
statements that we expect to commence or complete construction of our proposed LNG terminal, liquefaction facility, pipeline facility or other projects, or any expansions or portions thereof, by certain dates, or at all;

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

General

We are a publicly traded Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”) in 2006. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, Sabine Pass Liquefaction, LLC (“SPL”), we are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. Through our subsidiary, Sabine Pass LNG, L.P. (“SPLNG”), we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, Cheniere Creole Trail Pipeline, L.P. (“CTPL”), that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

We remain focused on operational excellence and customer satisfaction. We hold a significant land position at the Sabine Pass LNG terminal, which provides opportunity for further liquefaction capacity expansion. Further development of the Sabine Pass LNG terminal will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

The following diagram depicts our abbreviated capital structure as of December 31, 2019:

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

•	safely, efficiently and reliably operating and maintaining our assets, including our Trains;

•	procuring natural gas and pipeline transport capacity to our facility;

•	commencing commercial delivery for our long-term SPA customers, of which we have initiated for six of eight long-term SPA customers as of December 31, 2019;

•	safely, on-time and on-budget completing construction and commencing operation of Train 6 of the Liquefaction Project; and

•	maximizing the production of LNG to serve our long-term customers and generating steady and stable revenues and operating cash flows;

Our Business

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2019:

Train 6
Overall project completion percentage	43.7%
Completion percentage of:
Engineering	91.5%
Procurement	60.9%
Subcontract work	37.4%
Construction	9.7%
Date of expected substantial completion	1H 2023

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced in May 2016, and non-FTA countries for a 20-year term, which commenced in June 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, both of which commenced in December 2018, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•
Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, which partially commenced in June 2019 and the remainder commenced in September 2019, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations began on the earlier of the date of first export thereunder or the date specified in the particular order. In addition, SPL received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes SPL was authorized but unable to export during any portion of the initial 20-year export period of such order.

The DOE issued orders authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. The application is currently pending before DOE.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

The annual contracted cash flows from fixed fees of each buyer of LNG under SPL’s third-party SPAs that constitute more than 10% of SPL’s aggregate fixed fees under all its SPAs are:

•	approximately $720 million from BG Gulf Coast LNG, LLC (“BG”), which is guaranteed by BG Energy Holdings Limited;

•	approximately $550 million from Korea Gas Corporation (“KOGAS”);

•	approximately $550 million from GAIL;

•
approximately $450 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.); and

•	approximately $310 million from Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A.

The annual aggregate fixed fees for all of SPL’s other SPAs with third-parties is approximately $490 million, prior to giving effect to an SPA that Cheniere has committed to provide to SPL by the end of 2020.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2019	2018	2017
BG	27%	28%	39%
Naturgy	18%	21%	27%
KOGAS	19%	23%	23%
GAIL	20%	19%	—%

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2019, SPL had secured up to approximately 3,850 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

Construction

SPL entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of December 31, 2019, we have incurred $1.1 billion under this contract.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2019, 2018 and 2017, SPL recorded $104 million, $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Governmental Regulation

The Sabine Pass LNG terminal and the Creole Trail Pipeline are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. These regulatory requirements increase the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

Federal Energy Regulatory Commission
The design, construction, operation, maintenance and expansion of the Sabine Pass LNG terminal, the import or export of LNG and the purchase and transportation of natural gas in interstate commerce through the Creole Trail Pipeline are highly regulated activities subject to the jurisdiction of the FERC pursuant to the Natural Gas Act of 1938, as amended (the “NGA”). Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale for resale of natural gas in interstate commerce, to natural gas companies engaged in such transportation or sale and to the construction, operation, maintenance and expansion of LNG terminals and interstate natural gas pipelines.

 The FERC’s authority to regulate interstate natural gas pipelines and the services that they provide generally includes regulation of:

•	rates and charges, and terms and conditions for natural gas transportation, storage and related services;

•	the certification and construction of new facilities and modification of existing facilities;

•	the extension and abandonment of services and facilities;

•	the administration of accounting and financial reporting regulations, including the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	the initiation and discontinuation of services; and

•	various other matters.

Under the NGA, our pipeline is not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area.

We are permitted to make sales of natural gas for resale in interstate commerce pursuant to a blanket marketing certificate automatically granted by the FERC to our marketing affiliates. Our sales of natural gas will be affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation.

In order to site, construct and operate the Sabine Pass LNG terminal, we received and are required to maintain authorizations from the FERC under Section 3 of the NGA as well as other material governmental and regulatory approvals and permits. The Energy Policy Act of 2005 (the “EPAct”) amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, unless specifically provided otherwise in the EPAct, amendments to the NGA. For example, nothing in the EPAct amendments to the NGA were intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals or those of a state acting under federal law.

The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review. In October of 2018, SPL applied to the FERC for authorization to add a third marine berth to the Liquefaction Project.

The Creole Trail Pipeline, which interconnects with the Sabine Pass LNG terminal, holds a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC’s approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, may be required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. In 2013, the FERC approved CTPL’s application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 Dekatherms per day of feed gas to the Sabine Pass LNG terminal. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality (“LDEQ”) for the proposed modifications and, with subsequent final FERC clearance, construction was completed in 2015. In September 2013, we filed an application with the FERC for authorization to construct and operate an extension and expansion of Creole Trail Pipeline and related facilities in order to deliver additional domestic natural gas supplies to the Sabine Pass LNG terminal, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review.

On September 27, 2019, SPL filed a request with the FERC pursuant to section 3 of the NGA, requesting authorization to increase the total LNG production capacity of each terminal from currently authorized levels to an amount which reflects more accurately the capacity of each facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE.

The FERC’s Standards of Conduct apply to interstate pipelines that conduct transmission transactions with an affiliate that engages in natural gas marketing functions. The general principles of the FERC Standards of Conduct are: (1) independent functioning, which requires transmission function employees to function independently of marketing function employees; (2) no-conduit rule, which prohibits passing transmission function information to marketing function employees; and (3) transparency, which imposes posting requirements to detect undue preference due to the improper disclosure of non-public transmission function information. We have established the required policies, procedures and training to comply with the FERC’s Standards of Conduct.

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to approximately $1.3 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

Several other material governmental and regulatory approvals and permits will be required throughout the life of our LNG terminal and the Creole Trail Pipeline. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of our LNG terminal and Creole Trail Pipeline. For example, throughout the life of our LNG terminal and the Creole Trail Pipeline, we are subject to regular reporting requirements to the FERC, the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA applications for exports of natural gas to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest.

Pipeline and Hazardous Materials Safety Administration

Our LNG terminal as well as the Creole Trail Pipeline are subject to regulation by PHMSA. PHMSA is authorized by the applicable pipeline safety laws to establish minimum safety standards for certain pipelines and LNG facilities. The regulatory standards PHMSA has established are applicable to the design, installation, testing, construction, operation, maintenance and management of natural gas and hazardous liquid pipeline facilities and LNG facilities that affect interstate or foreign commerce. PHMSA has also established training, worker qualification and reporting requirements.

In October 2019, PHMSA published final rules revising its regulations governing the safety of certain gas transmission pipelines (effective July 1, 2020) and established new enforcement procedures for the issuance of temporary emergency orders (effective December 2, 2019).

PHMSA performs inspections of pipeline and LNG facilities and has authority to undertake enforcement actions, including issuance of civil penalties up to approximately $218,000 per day per violation, with a maximum administrative civil penalty of approximately $2 million for any related series of violations.

Other Governmental Permits, Approvals and Authorizations

Construction and operation of the Sabine Pass LNG terminal requires additional permits, orders, approvals and consultations to be issued by various federal and state agencies, including the DOT, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency (the “EPA”), U.S. Department of Homeland Security and the Louisiana Department of Environmental Quality (“LDEQ”).

The USACE issues its permits under the authority of the Clean Water Act (Section 404) and the Rivers and Harbors Act (Section 10) (the “Section 10/404 Permit”). The EPA administers the Clean Air Act, and has delegated authority to the LDEQ to issue the Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”). These two permits are issued by the LDEQ for the Sabine Pass LNG terminal and CTPL.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. Most of the regulations are already in effect, while other rules and regulations, including the proposed margin rules, position limits and commodity clearing requirements, remain to be finalized or effectuated. Therefore, the impact of those rules and regulations on our business continues to be uncertain.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain physical commodity futures contracts and options thereon, as well as economically equivalent swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has re-proposed position limits rules that would modify and expand the applicability of limits on speculative positions in certain physical commodity futures contracts and economically equivalent futures, options and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

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

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of greenhouse gas (“GHG”) emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject

GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules have largely been stayed or repealed including by amendments adopted by the EPA on February 23, 2018, additional proposed amendments to new source performance standards for the oil and gas industry on September 24, 2019, and the EPA’s June 19, 2019 adoption of the Affordable Clean Energy rule for power generation.

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

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Sabine Pass LNG terminal within the coastal zone is subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources and in Texas by the General Land Office). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act (“CWA”)

The Sabine Pass LNG terminal is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Louisiana, by the LDEQ), and in Texas, by the Texas Commission on Environmental Quality.

Resource Conservation and Recovery Act (“RCRA”)

The federal RCRA and comparable state statutes govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. When such wastes are generated in connection with the operations of our facilities, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act (the “ESA”), the Migratory Bird Treaty Act (“MBTA”), the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Sabine Pass LNG terminal or the Creole Trail Pipeline adversely affect a protected species or its habitat, we may be required to develop and follow a plan to avoid those impacts. In that case, siting, construction or operation may be delayed or restricted and cause us to incur increased costs.

In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) announced a series of changes to the rules implementing the ESA, including revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat, and prohibitions related to threatened wildlife and plants. The revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions.

In addition, in December 2017, the Department of Interior’s (“DOI’s”) Solicitor’s Office issued an official opinion that the MBTA’s broad prohibition on “taking” migratory birds applies only to affirmative actions and does prohibit incidental harm. In April 2018, the FWS issued guidance consistent with the DOI’s opinion and on January 30, 2020, the FWS issued a proposed rule defining the scope of the MBTA to cover only actions directed at migratory birds, their nests or their eggs.

We do not believe that our operations, or the construction and operations of the Sabine Pass LNG terminal, will be materially and adversely affected by these recent regulatory actions.

Market Factors and Competition

If and when SPL needs to replace any existing SPA or enter into new SPAs, SPL will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently operating two Trains and is constructing one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us. Our affiliates have proximity to our customers, with offices located in Houston, London, Singapore, Beijing and Tokyo.

SPLNG currently does not experience competition for its terminal capacity because the entire approximately 4 Bcf/d of regasification capacity that is available at the Sabine Pass LNG terminal has been fully contracted. If and when SPLNG has to replace any TUAs, it will compete with other then-existing LNG terminals for customers.

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sale of LNG by Cheniere Marketing, or development of new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and economic growth in developing countries. In addition, Cheniere’s ability to obtain additional funding to execute its business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and Cheniere’s ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 27 trillion cubic feet (“Tcf”) between 2018 and 2030 and 39 Tcf between 2018 and 2035. LNG’s share is seen growing from about 11% in 2018 to about 16% of the global gas market in 2030 and 18% in 2035.  Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 79%, from approximately 316 mtpa, or 15.2 Tcf, in 2018, to approximately 566 mtpa, or 27.2 Tcf, in 2030 and to 678 mtpa or 32.6 Tcf in 2035. WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 469 mtpa in 2030, declining to 430 mtpa in 2035. This will result in a market need for construction of an additional approximately 97 mtpa of LNG production by 2030 and about 248 mtpa by 2035.  We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG terminal business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  As of January 31, 2020, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term and medium-term contracting of LNG from our terminal.

Subsidiaries

Our assets are generally held by our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2020, Cheniere and its subsidiaries had 1,530 full-time employees, including 490 employees who directly supported the Sabine Pass LNG terminal operations. See Note 14—Related Party

Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

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

As of December 31, 2019, we had $1.8 billion cash and cash equivalents, $0.2 billion of current restricted cash and $17.8 billion of total debt outstanding on a consolidated basis (before unamortized premium, discount and debt issuance costs), excluding $414 million aggregate outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Sabine Pass LNG terminal and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs.

We may sell equity or equity-related securities, including additional common units. Such sales could dilute our unitholders’ proportionate indirect interests in our assets, business operations, Liquefaction Project and other projects, and could adversely affect the market price of our common units.

We have pursued a number of alternatives in order to finance the construction of our Trains, including potential issuances and sales of additional equity or equity-related securities. Such sales, in one or more transactions, could dilute our unitholders’ proportionate indirect interests in our assets, business operations and proposed projects, including the Liquefaction Project. In addition, such sales, or the anticipation of such sales, could adversely affect the market price of our common units.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2019, SPL had SPAs with eight third-party customers and SPLNG had TUAs with two third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA or TUA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its SPA or TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the agreement.

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

The regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of the Dodd-Frank Act and the rules adopted and to be adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal and to secure natural gas feedstock for our Liquefaction Project.

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
Under the Dodd-Frank Act and the rules adopted thereunder, certain swaps may be required to be cleared through a derivatives clearing organization. While the CFTC has designated certain interest rate swaps and index credit default swaps for mandatory clearing, it has not yet finalized rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Further, we qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks. If we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin (or post higher margin than if we entered into an uncleared OTC swap) with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

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

As more fully discussed in these Risk Factors, the Sabine Pass LNG terminal, the Liquefaction Project, the Creole Trail Pipeline and other facilities that we may construct face operational risks, including the following:

•	the facilities’ performing below expected levels of efficiency;

•	breakdown or failures of equipment;

•	operational errors by vessel or tug operators;

•	operational errors by us or any contracted facility operator;

•	labor disputes; and

•	weather-related interruptions of operations.
Cost overruns and delays in the completion of Train 6 or any future Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of the Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Hurricanes Katrina and Rita in 2005, Hurricane Ike in 2008 and Hurricane Harvey in 2017 caused temporary suspension in construction of our Liquefaction Project or caused minor damage to our Liquefaction Project. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project and related infrastructure and increase our insurance premiums. The U.S. Global Change Research Program has reported that the U.S.’s energy and transportation systems are expected to be increasingly disrupted by climate change and extreme weather events. An increase in frequency and severity of extreme weather events such as storms, floods, fires and rising sea levels could have an adverse effect on our operations.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities, the operation of our pipeline and the export of LNG could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of interstate natural gas pipelines, LNG terminals, including the Liquefaction Project, and other facilities, and the import and export of LNG and the purchase and transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG. Although the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities and Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional approvals in conjunction with ongoing construction and operations of the Liquefaction Project and the operations of the Creole Trail Pipeline. We will be required to obtain similar approvals and permits with respect to any expansion or modification of our liquefaction and pipeline facilities. We cannot control the outcome of the regulatory review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

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

As of January 31, 2020, Cheniere and its subsidiaries had 1,530 full-time employees, including 490 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal, the Creole Trail Pipeline and construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Sabine Pass LNG terminal. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, Cheniere Marketing has entered into an SPA to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently operating two Trains and is constructing one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6 or any future Trains.

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

If third-party pipelines and other facilities interconnected to our pipeline and facilities are or become unavailable to transport natural gas, this could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are subject to significant construction and operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Sabine Pass LNG terminal and the operation of the Creole Trail Pipeline are, and will be, subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG terminal;

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions, including extreme weather events and temperature volatility resulting from climate change;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•
decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;

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

•	political conditions in natural gas producing regions;

•	sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Failure of imported or exported LNG to be a competitive source of energy for the United States or international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Liquefaction Project are dependent upon the ability of our SPA customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Although SPL has entered into arrangements to utilize up to approximately three-quarters of the regasification capacity at the Sabine Pass LNG terminal in connection with operations of the Liquefaction Project, operations at the Sabine Pass LNG terminal are dependent, in part, upon the ability of our TUA customers to import LNG supplies into the United States, which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG.

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

We have contracted for firm capacity for our natural gas feedstock transportation requirements for the Liquefaction Project.  If and when we need to replace one or more of our existing agreements with these interconnecting pipelines, we may not be able to do so on commercially reasonable terms or at all, which could impair our ability to fulfill our obligations under certain of our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We face competition based upon the international market price for LNG.

The Liquefaction Project is subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs with respect to Train 6 or any future Trains. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from the Liquefaction Project are diverse and include, among others:

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

A terrorist attack, cyber incident or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including Train 6, which would increase our costs and decrease our cash flows. A terrorist incident or cyber incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal or the Creole Trail Pipeline, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, cyber incidents or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal and pipeline, including FERC and PHMSA, to issue compliance orders, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of GHG emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules have largely been stayed or repealed including by amendments adopted by the EPA on February 23, 2018, additional proposed amendments to new source performance standards for the oil and gas industry on September 24, 2019, and the EPA’s June 19, 2019 adoption of the Affordable Clean Energy rule for power generation. However, Congress or a future Administration may reverse these decisions. Other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, market-based regulations such as a carbon emissions tax or cap-and-trade programs, or clean energy standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminal, or could increase compliance costs for our operations.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG terminal or climate policies of destination countries in relation to their obligations under the Paris Agreement or other national climate change-related policies, could cause additional expenditures, restrictions and delays in our business and to our proposed construction activities, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The Creole Trail Pipeline and its FERC gas tariff are subject to FERC regulation.

The Creole Trail Pipeline is subject to regulation by the FERC under the NGA and the NGPA. The FERC regulates the purchase and transportation of natural gas in interstate commerce, including the construction and operation of pipelines, the rates, terms and conditions of service and abandonment of facilities. Under the NGA, the rates charged by CTPL must be just and reasonable, and CTPL is prohibited from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. If we fail to comply with all applicable statutes, rules, regulations and orders, CTPL could be subject to substantial penalties and fines.

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
CTPL is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should CTPL fail to comply with the applicable statues and the Office of Pipeline Safety’s rules and related regulations and orders, CTPL could be subject to significant penalties and fines.

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

We are relying on estimates for the future capacity ratings and performance capabilities of the Liquefaction Project, and these estimates may prove to be inaccurate.

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

Substantially all of our anticipated revenue in 2020 will be dependent upon one facility, the Sabine Pass LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal, including the related pipeline, or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

Prior to the quarter ended September 30, 2017, we historically paid the initial quarterly distribution of $0.425 on each of our common units and the related distribution on our general partner units, and did not pay any distributions on our subordinated units. For the quarter ended September 30, 2017 and in each of the subsequent quarters, we have paid increasing distributions on each of our common and subordinated units and the related distribution on our general partner units. For the quarter ended December 31, 2017 and in each of the subsequent quarters, we also paid the related distribution to the holder of our incentive distribution rights (“IDRs”). During the year ended December 31, 2019, we paid aggregate distributions of $1.3 billion on our common units, subordinated units and related general partner units including IDRs.

The amount of cash that we can distribute on our common units principally will depend upon the amount of cash that we generate from our existing operations, which will be based on, among other things:

•	performance by counterparties of their obligations under the SPAs;

•	performance by SPL of its obligations under the SPAs;

•	performance by counterparties of their obligations under the TUAs;

•	performance by SPLNG of its obligations under the TUAs;

•	performance by, and the level of cash receipts received from, Cheniere Marketing under the amended and restated variable capacity rights agreement; and

•	the level of our operating costs, including payments to our general partner and its affiliates.
In addition, the actual amount of cash that we will have available for distribution will depend on other factors such as:

•
the restrictions contained in our debt agreements and our debt service requirements, including our ability to pay distributions under our credit facilities and the ability of SPL to pay distributions to us under its working capital facility and senior notes;

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

As of December 31, 2019, we had $17.8 billion of total consolidated debt (before unamortized premium, discount and debt issuance costs). We anticipate refinancing of consolidated indebtedness in the future, which could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness. $2.0 billion of our indebtedness will mature in 2021, $1.0 billion will mature in 2022, $1.5 billion will mature in 2023, $2.0 billion will mature in 2024, approximately $10.5 billion will mature between 2024 and 2029 and $0.8 billion will mature in 2037. We are not generally required to make principal payments on any of our long-term indebtedness prior to maturity. Our ability to refinance, extend or otherwise satisfy our indebtedness, and the principal amortization, interest rate and other terms on which we may be able to do so, will depend, among other things, on our then contracted or otherwise anticipated future cash flows available for debt service. SPLNG's TUAs with Total and Chevron will expire in 2029 unless extended and SPL’s SPAs will expire beginning in 2033 unless extended. Our ability to pay or increase distributions to our unitholders in future years could be limited by principal amortization, interest rate or other terms of our future indebtedness. If we are unable to refinance, extend or otherwise satisfy our debt as it matures, that would have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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

We pay significant management fees to our general partner and its affiliates and reimburse them for expenses incurred on our behalf, which reduces our cash available for distribution to our unitholders. See Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements for a description of these fees and expenses. Our general partner and its affiliates will also be entitled to reimbursement for all other direct expenses that they incur on our behalf. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

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

Cheniere and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Cheniere may acquire, construct or dispose of its liquefaction project at Corpus Christi, Texas, its pipeline or any other assets without any obligation to offer us the opportunity to purchase or construct any of those assets, other than, in certain circumstances under an investors rights agreement with Blackstone CQP Holdco, its liquefaction project at Corpus Christi, Texas. In addition, under our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to Cheniere and its affiliates. As a result, neither Cheniere nor any of its affiliates will have any obligation to present new business opportunities to us, they may take advantage of such opportunities themselves and they may enter into commercial arrangements with respect to the liquefaction project at Corpus Christi, Texas that might otherwise have been entered into with respect to Train 6. Cheniere also has significantly greater resources and experience than we have, which may make it more difficult for us to compete with Cheniere and its affiliates with respect to commercial activities or acquisition candidates.

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

The market price of our common units has historically experienced and may continue to experience volatility. For example, during the three-year period ended December 31, 2019, the market price of our common units ranged between $26.41 and $49.30. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

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

Sales by us or any of our affiliated unitholders or affiliates of Blackstone of a substantial number of our common units or our subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2019, Cheniere owned 104,488,671 of our common units and 135,383,831 of our subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. We also filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates in 2017. Any sales of these units could have an adverse impact on the price of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships or an investment in our common units, including elimination of partnership tax treatment for certain publicly traded partnerships.

Any changes to the U.S. federal income tax laws and interpretations thereof (including administrative guidance relating to the Tax Cuts and Jobs Act (the “TCJA”)) may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes or otherwise adversely affect us. We are unable to predict whether any changes, or other proposals, will ultimately be enacted. Any such changes or interpretations thereof could negatively impact the value of an investment in our common units.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. However, proposed Treasury Regulations provide that depreciation, amortization, or depletion expense that is capitalized to inventory, is not treated as depreciation, amortization, or depletion deduction for purposes of computing adjusted taxable income. The finalization of the proposed Treasury Regulations, in their current form, would increase the likelihood that our interest will be subject to limitation. To the extent the business interest expense limitation applies, it could result in an increase in the taxable income allocable to a unitholder without any corresponding increase in the cash available for distribution to such unitholder.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our common units will generally be considered to be “effectively connected” with a U.S. trade or business and subject to U.S. federal income tax. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee the amount that should have been withheld by the transferees but were not withheld. Recently issued proposed regulations provide, with respect to transfers of publicly traded interests sold through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a transferor’s “amount realized” does not include its share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. Pending the issuance of final regulations, the IRS has temporarily suspended the application of the withholding requirements on transfers of publicly traded interests in publicly traded partnerships. It is not clear when the proposed regulations will be finalized or if they will be finalized in their current form.

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

PHMSA Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE American under the symbol “CQP” commencing with our initial public offering on March 21, 2007. As of February 19, 2020, we had 348.6 million common units outstanding held by 10 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The 2019 CQP Credit Facilities described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” may also limit our ability to make distributions.

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

Subordination Period

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Cheniere owns all of the 135.4 million subordinated units, representing 28.0% of the limited partner interests in us as of December 31, 2019. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until after the common units have received the initial quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during this period there will be sufficient available cash to pay the initial quarterly distribution on the common units.

As a result of reduced available cash for distributions, we did not pay distributions on our subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions with respect to the quarter ended September 30, 2017.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Income Data:
Revenues (including transactions with affiliates)	$6,838	$6,426	$4,304	$1,100	$270
Income from operations	2,040	1,979	1,156	250	3
Interest expense, net of capitalized interest	(885)	(733)	(614)	(357)	(185)
Net income (loss)	1,175	1,274	490	(171)	(319)
Common Unit Data:
Net income (loss) per common unit	$2.25	$2.51	$(1.32)	$(0.20)	$(0.43)
Weighted average units outstanding	348.6	348.6	178.5	57.1	57.1

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Property, plant and equipment, net	$16,368	$15,390	$15,139	$14,158	$11,932
Total assets	19,384	17,974	17,533	15,542	12,833
Current debt, net	—	—	—	224	1,673
Long-term debt, net	17,579	16,066	16,046	14,209	10,018

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a publicly traded Delaware limited partnership formed by Cheniere in 2006. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Overview of Significant Events

Our significant events since January 1, 2019 and through the filing date of this Form 10-K include the following:
Strategic

•
In May 2019, the board of directors of our general partner made a positive final investment decision (“FID”) with respect to Train 6 of the Liquefaction Project and issued a full notice to proceed with construction to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) in June 2019.

Operational

•	As of February 21, 2020, over 900 cumulative LNG cargoes totaling over 60 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, SPL achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.

Financial

•
In September 2019, we issued an aggregate principal amount of $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) to prepay the outstanding balance under the $750 million term loan under our credit facilities (the “2019 CQP Credit Facilities”), which were entered into in May 2019, and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the Liquefaction Project. After applying the proceeds of the 2029 CQP Senior Notes, only a $750 million revolving credit facility, which is currently undrawn, remains as part of the 2019 CQP Credit Facilities.

•	We reached the following contractual milestones:

◦
In September 2019, the date of first commercial delivery was reached under the 20-year SPAs with Centrica plc and Total Gas & Power North America, Inc. (“Total”) relating to Train 5 of the Liquefaction Project.

◦	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Cash and cash equivalents	$1,781	$—
Restricted cash designated for the following purposes:
Liquefaction Project	181	756
Cash held by us and our guarantor subsidiaries	—	785
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	786	775
2019 CQP Credit Facilities	750	—
$2.8 billion Credit Facilities (“2016 CQP Credit Facilities”)	—	115

CQP Senior Notes

The $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) and the 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture, the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture. The indentures governing the CQP Senior Notes contain customary terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on substantially all our existing and future tangible and intangible assets and our rights and the rights of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2019:

Train 6
Overall project completion percentage	43.7%
Completion percentage of:
Engineering	91.5%
Procurement	60.9%
Subcontract work	37.4%
Construction	9.7%
Date of expected substantial completion	1H 2023

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced in May 2016, and non-FTA countries for a 20-year term, which commenced in June 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, both of which commenced in December 2018, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•
Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, which partially commenced in June 2019 and the remainder commenced in September 2019, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations began on the earlier of the date of first export thereunder or the date specified in the particular order. In addition, SPL received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes SPL was authorized but unable to export during any portion of the initial 20-year export period of such order.

The DOE issued orders authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. The application is currently pending before DOE.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2019, SPL had secured up to approximately 3,850 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

Construction

SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of December 31, 2019, we have incurred $1.1 billion under this contract.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2019, 2018 and 2017, SPL recorded $104 million, $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Senior notes (1)	$17,750	$16,250
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	414	425
Available commitments under credit facilities (3)	1,536	775
Total capital resources from borrowings and available commitments (4)	$19,700	$17,450

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021 , 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.

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

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings under its convertible notes, which may be used for the Sabine Pass LNG Terminal.

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
Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility with aggregate commitments of $1.2 billion, which was amended in May 2019 in connection with commercialization and financing Train 6 of the Liquefaction Project. The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and incremental increases in commitments of up to an additional $390 million. As of December 31, 2019 and 2018, SPL had $786 million and $775 million of available commitments and $414 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any outstanding borrowings under the SPL Working Capital Facility as of both December 31, 2019 and 2018.

The SPL Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. SPL LC Loans deemed made in connection with a draw upon a letter of credit have a term of up to one year. SPL Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the SPL Working Capital Facility, (2) the date 15 days after such SPL Swing Line Loan is made and (3) the first borrowing date for a SPL Working Capital Loan or SPL Swing Line Loan occurring at least three business days following the date the SPL Swing Line Loan is made. SPL is required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes.

Restrictive Debt Covenants

As of December 31, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue to work with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2019, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2019	2018	2017
Operating cash flows	$1,547	$1,874	$977
Investing cash flows	(1,332)	(804)	(1,290)
Financing cash flows	206	(1,118)	1,297

Net increase (decrease) in cash, cash equivalents and restricted cash	421	(48)	984
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,962	$1,541	$1,589

Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2019, 2018 and 2017 were $1,547 million, $1,874 million and $977 million, respectively. The $327 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, which were partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. The $897 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the additional Trains that were operating at the Liquefaction Project in 2018.

Investing Cash Flows

Investing cash net outflows during the years ended December 31, 2019, 2018 and 2017 were $1,332 million, $804 million and $1,290 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows of $206 million during the year ended December 31, 2019 were primarily a result of:

•	issuance of an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which was used to prepay the outstanding balance of the term loan under the 2019 CQP Credit Facilities;

•	$35 million of debt issuance costs related to the up-front fees paid upon the issuance of the 2019 CQP Credit Facilities and 2029 CQP Senior Notes;

•	$730 million of borrowings and repayments under the 2019 CQP Credit Facilities; and

•	$1,260 million of distributions to unitholders.
Financing cash net outflows of $1,118 million during the year ended December 31, 2018 were primarily a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$8 million of debt issuance costs related to up-front fees paid upon the closing of the above transactions;

•	$7 million in debt extinguishment costs related to the prepayment of the 2016 CQP Credit Facilities; and

•	$1.1 billion in distributions to unitholders.
Financing cash net inflows during the year ended December 31, 2017 were $1,297 million, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015 (the “SPL Credit Facilities”);

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$50 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$294 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the years ended December 31, 2019, 2018 and 2017:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
November 14, 2019	July 1 - September 30, 2019	$0.62	$0.62	$216	$84	$6	$16
August 14, 2019	April 1 - June 30, 2019	0.61	0.61	213	83	6	15
May 15, 2019	January 1 - March 31, 2019	0.60	0.60	209	81	6	13
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

November 14, 2018	July 1 - September 30, 2018	$0.58	$0.58	$202	$79	$5	$11
August 14, 2018	April 1 - June 30, 2018	0.56	0.56	195	76	6	7
May 15, 2018	January 1 - March 31, 2018	0.55	0.55	192	74	5	6
February 14, 2018	October 1 - December 31, 2017	0.50	0.50	174	68	5	1

November 14, 2017	July 1 - September 30, 2017	$0.440	$0.440	$153	$60	$4	$—
August 11, 2017	April 1 - June 30, 2017	0.425	—	24	—	0.5	—
May 15, 2017	January 1 - March 31, 2017	0.425	—	24	—	0.5	—
February 13, 2017	October 1 - December 31, 2016	0.425	—	24	—	0.5	—

On January 28, 2020, we declared a $0.63 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on February 14, 2020 to unitholders of record as of February 7, 2020 for the period from October 1, 2019 to December 31, 2019.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2019 (in millions):

	Payments Due By Period (1)
	Total	2020	2021-2022	2023-2024	Thereafter
Debt (2)	$17,750	$—	$3,000	$3,500	$11,250
Interest payments (2)	5,461	955	1,710	1,376	1,420
Operating lease obligations (3)	164	9	20	19	116
Purchase obligations: (4)
Construction obligations (5)	901	462	398	41	—
Natural gas supply, transportation and storage service agreements (6)	7,305	2,248	2,183	960	1,914
Other purchase obligations (7)	2,400	198	394	394	1,414
Other non-current liabilities—affiliate (8)	22	2	5	5	10
Total	$34,003	$3,874	$7,710	$6,295	$16,124

(1)	Agreements in force as of December 31, 2019 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2019.

(2)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2019.  A discussion of our debt obligations can be found in Note 11—Debt of our Notes to Consolidated Financial Statements.

(3)	Operating lease obligations primarily consist of land sites related to the Sabine Pass LNG terminal as further discussed in Note 12—Leases of our Notes to Consolidated Financial Statements.

(4)
Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include only contracts for which conditions precedent have been met. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly. We include contracts for which we have an early termination option if the option is not expected to be exercised.

(5)
Construction obligations primarily consist of the estimated remaining cost pursuant to our EPC contracts as of December 31, 2019 for Trains with respect to which we have made an FID to commence construction. A discussion of these obligations can be found at Note 16—Commitments and Contingencies of our Notes to Consolidated Financial Statements.

(6)	Pricing of natural gas supply agreements are based on estimated forward prices and basis spreads as of December 31, 2019.

(7)
Other purchase obligations primarily relate to payments under SPL’s partial TUA assignment agreement with Total as discussed in Note 13—Revenues from Contracts with Customers of our Notes to Consolidated Financial Statements.

(8)
Other non-current liabilities—affiliate primarily relate to obligations to Cheniere Marketing related to the Cooperative Endeavor Agreement, as discussed in Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements.

In addition, as of December 31, 2019, we had $414 million aggregate amount of issued letters of credit under our credit facilities.

Results of Operations

The following charts summarize the number of Trains that were in operation during the years ended December 31, 2019, 2018 and 2017 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) for the respective periods:
Our consolidated net income was $1.2 billion, or $2.25 per common unit (basic and diluted), in the year ended December 31, 2019, compared to $1.3 billion, or $2.51 per common unit (basic and diluted), in the year ended December 31, 2018. This $99 million decrease in net income was primarily a result of an increase in (1) operating and maintenance expense, (2) interest expense, net of capitalized interest and (3) depreciation and amortization expense, partially offset by increased gross margins due to higher volumes of LNG sold but decreased pricing on LNG.

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

Revenues

	Year Ended December 31,
(in millions, except volumes)	2019	2018	Change	2017	Change
LNG revenues	$5,211	$4,827	$384	$2,635	$2,192
LNG revenues—affiliate	1,312	1,299	13	1,389	(90)
Regasification revenues	266	261	5	260	1
Other revenues	49	39	10	20	19
Total revenues	$6,838	$6,426	$412	$4,304	$2,122

LNG volumes recognized as revenues (in TBtu)	1,180	955	225	684	271

2019 vs. 2018 and 2018 vs. 2017

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. The increase in LNG revenues during each of the years was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of the Trains, as well as increased revenues per MMBtu between the years ended December 31, 2018 and 2017 but partially offset by decreased revenues per MMBtu between the years ended December 31, 2019 and 2018. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2019, 2018 and 2017, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG, $94 million corresponding to 13 TBtu of LNG and $301 million corresponding to 51 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of natural gas procured for the liquefaction process. We recognized revenues of $150 million, $151 million and $29 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to derivative instruments and other revenues from these transactions.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2019	2018	Change	2017	Change
Cost of sales	$3,374	$3,403	$(29)	$2,320	$1,083
Cost of sales—affiliate	7	—	7	—	—
Operating and maintenance expense	632	409	223	292	117
Operating and maintenance expense—affiliate	138	117	21	100	17
Development expense	—	2	(2)	3	(1)
General and administrative expense	11	11	—	12	(1)
General and administrative expense—affiliate	102	73	29	80	(7)
Depreciation and amortization expense	527	424	103	339	85
Impairment expense and loss on disposal of assets	7	8	(1)	—	8
Other	—	—	—	2	(2)
Total operating costs and expenses	$4,798	$4,447	$351	$3,148	$1,299

2019 vs. 2018 and 2018 vs. 2017

Our total operating costs and expenses increased during the year ended December 31, 2019 from the years ended December 31, 2018 and 2017, primarily as a result of additional Trains that were operating between each of the periods. During the year ended December 31, 2019, we further incurred increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement and increased third-party service and maintenance costs from turnaround and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the year ended December 31, 2019 from the comparable period in 2018 primarily due to increased derivative gains from an increase in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, primarily due to a favorable shift in long-term forward prices. Partially offsetting this increase was a decrease in pricing of natural gas feedstock between the years, which in turn was partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project. The increase during the year ended December 31, 2018 from the comparable period in 2017 was primarily related to the increase in the volume of natural gas feedstock related to our LNG sales. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the year ended December 31, 2019 from the comparable 2018 and 2017 periods was primarily related to: (1) increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement, (2) increased third-party service and maintenance contract costs, including increased cost of turnaround and related activities at the Liquefaction Project during 2019 and (3) increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during each of the years ended December 31, 2019, 2018 and 2017 as a result of an increase in operational Trains, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Year Ended December 31,
(in millions)	2019	2018	Change	2017	Change
Interest expense, net of capitalized interest	$885	$733	$152	$614	$119
Loss on modification or extinguishment of debt	13	12	1	67	(55)
Derivative gain, net	—	(14)	14	(4)	(10)
Other income	(31)	(26)	(5)	(11)	(15)
Other income—affiliate	(2)	—	(2)	—	—
Total other expense	$865	$705	$160	$666	$39

2019 vs. 2018 and 2018 vs. 2017

Interest expense, net of capitalized interest, increased during the year ended December 31, 2019 from the comparable 2018 and 2017 periods primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. During the years ended December 31, 2019, 2018 and 2017, we incurred $972 million, $936 million and $902 million of total interest cost, respectively, of which we capitalized $87 million, $203 million and $288 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 and decreased between the year ended December 31, 2018 and the year ended December 31, 2017. The loss on modification or extinguishment of debt recognized in each of the years was related to the incurrence of third party fees and write off of unamortized debt issuance costs recognized upon refinancing our credit facilities with senior notes or upon amendment and restatement of our credit facilities.
Derivative gain, net decreased during the year ended December 31, 2019 compared to the years ended December 31, 2018 and 2017, as we no longer held interest rate swaps used to hedge a portion of the variable interest payments on our credit facilities, as they were terminated in October 2018. The increase in derivative gain during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a favorable shift in the long-term forward LIBOR curve between the periods.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the valuation of derivative instruments. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve significant judgment.

Fair Value of Derivative Instruments

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

Our derivative instruments consist of interest rate swaps, financial commodity derivative contracts transacted in an over-the-counter market and physical commodity contracts. We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data.

Valuation of our physical commodity contracts is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our physical commodity contracts incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. A portion of our physical commodity contracts require us to make critical accounting estimates that involve significant judgment, as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future Henry Hub basis spread for unobservable periods, liquidity, volatility and contract duration.

Gains and losses on derivative instruments are recognized in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

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

	December 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$24	$1	$(43)	$7

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Partners’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2019, which is contained in this Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in note 8 to the consolidated financial statements, the Partnership recorded fair value of level 3 physical liquefaction supply derivatives of $24 million, as of December 31, 2019. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the Partnership’s level 3 physical liquefaction supply derivatives is developed through the use of internal models, using observable and unobservable market commodity prices.
We identified the evaluation of the fair value of the Partnership’s level 3 physical liquefaction supply derivatives as a critical audit matter. Specifically, there is subjectivity in certain assumptions used to estimate the fair value, such as the use of liquidity assumptions and adjustments for unobservable commodity prices.

The primary procedures we performed to address this critical audit matter include the following. We tested certain internal controls over the valuation of the level 3 physical liquefaction supply derivatives. This included controls related to the assumptions for significant unobservable inputs. For the level 3 liquefaction supply derivatives selected, we involved valuation professionals with specialized skills who assisted in:
•Assessing the models used by the Partnership in its valuation by developing independent fair value estimates and comparing the independently developed estimates to the Partnership’s fair value estimates, and
•Testing the market unobservable forward price curve adjustments and liquidity assumptions by comparing to market data, such as quoted or published forward prices for similar commodities.
In addition, we evaluated the Partnership’s assumptions for unobservable commodity prices by comparing to market or third party data, such as adjustments for third party quoted transportation prices.

/s/ KPMG LLP
KPMG LLP

We have served as the Partnership’s auditor since 2014.

Houston, Texas
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
Definition and Limitations of Internal Control Over Financial Reporting
A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2020

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except per unit data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,781	$—
Restricted cash	181	1,541
Accounts and other receivables	297	348
Accounts receivable—affiliate	105	114
Advances to affiliate	158	228
Inventory	116	99
Derivative assets	17	6
Other current assets	51	20
Other current assets—affiliate	1	—
Total current assets	2,707	2,356

Property, plant and equipment, net	16,368	15,390
Operating lease assets, net	94	—
Debt issuance costs, net	15	13
Non-current derivative assets	32	31
Other non-current assets, net	168	184
Total assets	$19,384	$17,974

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$40	$15
Accrued liabilities	709	821
Due to affiliates	46	49
Deferred revenue	155	116
Deferred revenue—affiliate	1	1
Current operating lease liabilities	6	—
Derivative liabilities	9	66
Total current liabilities	966	1,068

Long-term debt, net	17,579	16,066
Non-current operating lease liabilities	87	—
Non-current derivative liabilities	16	14
Other non-current liabilities	1	4
Other non-current liabilities—affiliate	20	22

Commitments and contingencies (see Note 16)

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at December 31, 2019 and 2018)	1,792	1,806
Subordinated unitholders’ interest (135.4 million units issued and outstanding at December 31, 2019 and 2018)	(996)	(990)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at December 31, 2019 and 2018)	(81)	(16)
Total partners’ equity	715	800
Total liabilities and partners’ equity	$19,384	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues
LNG revenues	$5,211	$4,827	$2,635
LNG revenues—affiliate	1,312	1,299	1,389
Regasification revenues	266	261	260
Other revenues	49	39	20
Total revenues	6,838	6,426	4,304

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,374	3,403	2,320
Cost of sales—affiliate	7	—	—
Operating and maintenance expense	632	409	292
Operating and maintenance expense—affiliate	138	117	100
Development expense	—	2	3
General and administrative expense	11	11	12
General and administrative expense—affiliate	102	73	80
Depreciation and amortization expense	527	424	339
Impairment expense and loss on disposal of assets	7	8	2
Total operating costs and expenses	4,798	4,447	3,148

Income from operations	2,040	1,979	1,156

Other income (expense)
Interest expense, net of capitalized interest	(885)	(733)	(614)
Loss on modification or extinguishment of debt	(13)	(12)	(67)
Derivative gain, net	—	14	4
Other income	31	26	11
Other income—affiliate	2	—	—
Total other expense	(865)	(705)	(666)

Net income	$1,175	$1,274	$490

Basic and diluted net income (loss) per common unit	$2.25	$2.51	$(1.32)

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	348.6	348.6	178.5
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)

	Common Unitholders’ Interest		Class B Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2016	57.1	$130	145.3	$62	135.4	$240	6.9	$11	$443
Net income	—	294	—	—	—	186	—	10	490
Distributions
Common units, $1.715/unit	—	(226)	—	—	—	—	—	—	(226)
Subordinated units, $0.44/unit	—	—	—	—	—	(59)	—	—	(59)
General partner units	—	—	—	—	—	—	—	(9)	(9)
Conversion of Class B units into common units	291.5	2,066	(145.3)	(2,066)	—	—	3.0	—	—
Amortization of beneficial conversion feature of Class B units	—	(594)	—	2,004	—	(1,410)	—	—	—
Balance at December 31, 2017	348.6	1,670	—	—	135.4	(1,043)	9.9	12	639
Net income	—	899	—	—	—	349	—	26	1,274
Distributions
Common units, $2.19/unit	—	(763)	—	—	—	—	—	—	(763)
Subordinated units, $2.19/unit	—	—	—	—	—	(296)	—	—	(296)
General partner units	—	—	—	—	—	—	—	(54)	(54)
Balance at December 31, 2018	348.6	1,806	—	—	135.4	(990)	9.9	(16)	800
Net income	—	829	—	—	—	322	—	24	1,175
Distributions
Common units, $2.42/unit	—	(843)	—	—	—	—	—	—	(843)
Subordinated units, $2.42/unit	—	—	—	—	—	(328)	—	—	(328)
General partner units	—	—	—	—	—	—	—	(89)	(89)
Balance at December 31, 2019	348.6	$1,792	—	$—	135.4	$(996)	9.9	$(81)	$715

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$1,175	$1,274	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	527	424	339
Amortization of debt issuance costs, deferred commitment fees, premium and discount	34	30	36
Loss on modification or extinguishment of debt	13	12	67
Total losses (gains) on derivatives, net	(72)	87	20
Net cash provided by (used for) settlement of derivative instruments	5	32	(16)
Impairment expense and loss on disposal of assets	7	8	2
Other	11	5	6
Other—affiliate	(2)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	16	(122)	(101)
Accounts receivable—affiliate	9	47	(62)
Advances to affiliate	(41)	(84)	(12)
Inventory	(16)	(5)	13
Accounts payable and accrued liabilities	(126)	183	210
Due to affiliates	6	(6)	(42)
Deferred revenue	39	3	34
Other, net	(36)	(12)	(5)
Other, net—affiliate	(2)	(2)	(2)
Net cash provided by operating activities	1,547	1,874	977

Cash flows from investing activities
Property, plant and equipment, net	(1,331)	(804)	(1,290)
Other	(1)	—	—
Net cash used in investing activities	(1,332)	(804)	(1,290)

Cash flows from financing activities
Proceeds from issuances of debt	2,230	1,100	3,814
Repayments of debt	(730)	(1,090)	(2,173)
Debt issuance and deferred financing costs	(35)	(8)	(50)
Distributions to owners	(1,260)	(1,113)	(294)
Other	1	(7)	—
Net cash provided by (used in) financing activities	206	(1,118)	1,297

Net increase (decrease) in cash, cash equivalents and restricted cash	421	(48)	984
Cash, cash equivalents and restricted cash—beginning of period	1,541	1,589	605
Cash, cash equivalents and restricted cash—end of period	$1,962	$1,541	$1,589

Balances per Consolidated Balance Sheets:

	December 31,
	2019	2018
Cash and cash equivalents	$1,781	$—
Restricted cash	181	1,541
Total cash, cash equivalents and restricted cash	$1,962	$1,541

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a publicly traded Delaware limited partnership formed by Cheniere in 2006. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

As of December 31, 2019, Cheniere owned 48.6% of our limited partner interest in the form of 104.5 million of our common units and 135.4 million of our subordinated units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights.

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

As of December 31, 2019, Cheniere, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Recent Accounting Standards

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. The adoption of the standard resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $100 million on our Consolidated Balance Sheets, with no material impact on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. We have elected the practical expedients to (1) carryforward prior conclusions related to lease identification and classification for existing leases, (2) combine lease and non-lease components of an arrangement for all classes of leased assets, (3) omit short-term leases with a term of 12 months or less from recognition on the balance sheet and (4) carryforward our existing accounting for land easements not previously accounted for as leases. See Note 12—Leases for additional information on our leases following the adoption of this standard.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements, revenue recognition, property, plant and equipment, derivative instruments, leases and asset retirement obligations (“AROs”), as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation approaches used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs that are directly or indirectly observable for the asset or liability, other than quoted prices included within Level 1. Hierarchy Level 3 inputs are inputs that are not observable in the market.

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

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenues from the sale of LNG are recognized as LNG revenues. LNG regasification capacity payments are recognized as regasification revenues. See Note 13—Revenues from Contracts with Customers for further discussion of revenues.

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
Accounts Receivable

Accounts receivable is reported net of any allowances for doubtful accounts. We periodically review the collectability on our accounts receivable and recognize an allowance if there is probability of non-collection, based on historical write-off and customer-specific factors. We did not have an allowance on our accounts receivable as of December 31, 2019 and 2018.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value and subsequently charged to expense when issued.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of our LNG terminal once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with preliminary front-end engineering and design work, costs of securing necessary regulatory approvals and other preliminary investigation and development activities related to our LNG terminal.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land acquisition costs, detailed engineering design work and certain permits that are capitalized as other non-current assets. The costs of lease options are amortized over the life of the lease once obtained. If no land or lease is obtained, the costs are expensed.

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

Interest Capitalization

We capitalize interest costs during the construction period of our LNG terminal and related assets as construction-in-process. Upon commencement of operations, these costs are transferred out of construction-in-process into terminal and interconnecting pipeline facilities assets and are amortized over the estimated useful life of the asset.

Regulated Natural Gas Pipelines

The Creole Trail Pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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
Natural gas pipeline costs include amounts capitalized as an Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipeline. Under regulatory rate practices, we generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after the natural gas pipelines are placed in service.

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

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2019, 2018 and 2017. See Note 8—Derivative Instruments for additional details about our derivative instruments.

Leases

Following the adoption of ASC 842, we determine if an arrangement is, or contains, a lease at inception of the arrangement. When we determine the arrangement is, or contains, a lease, we classify the lease as either an operating lease or a finance lease. We did not have any financing leases as of December 31, 2019. Operating leases are recognized on our Consolidated Balance Sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Operating lease right-of-use assets and liabilities are generally recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the implicit interest rate in the lease if readily determinable. In the absence of a readily determinable implicitly interest rate, we discount our expected future lease payments using our relevant subsidiary’s incremental borrowing rate. The incremental borrowing rate is an estimate of the interest rate that a given subsidiary would have to pay to borrow on a collateralized basis over a similar term to that of the lease term. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability, only to the extent they are reasonably certain to be exercised. We have elected practical expedients to (1) omit leases with an initial term of 12 months or less from recognition on our balance sheet and (2) to combine both the lease and non-lease components of an arrangement in calculating the right-of-use asset and lease liability for all classes of leased assets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Operating leases are included in operating lease assets, net, current operating lease liabilities and non-current operating lease liabilities on our Consolidated Balance Sheets. See Note 12—Leases for additional details about our leases.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, derivative instruments and accounts receivable. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

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

SPL has entered into fixed price long-term SPAs generally with terms of 20 years with eight third parties and has entered into agreements with Cheniere Marketing. SPL is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs. See Note 17—Customer Concentration for additional details about our customer concentration.

SPLNG has entered into two long-term TUAs with third parties for regasification capacity at the Sabine Pass LNG terminal. SPLNG is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective TUAs. SPLNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of A.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, they are presented as an asset on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment or modification of debt are recorded in gain (loss) on modification or extinguishment of debt on our Consolidated Statements of Income.

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

Income Taxes

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2019, the tax basis of our assets and liabilities was $5.7 billion less than the reported amounts of our assets and liabilities. See Note 14—Related Party Transactions for details about income taxes under our tax sharing agreements.
Business Segment

Our liquefaction and regasification operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of Cheniere Partners in total when evaluating financial performance and for purposes of allocating resources.

NOTE 4—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2019 and 2018, restricted cash consisted of the following (in millions):

	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$181	$756
Cash held by us and our guarantor subsidiaries	—	785
Total current restricted cash	$181	$1,541

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

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2019 and 2018, accounts and other receivables consisted of the following (in millions):

	December 31,
	2019	2018
SPL trade receivable	$283	$330
Other accounts receivable	14	18
Total accounts and other receivables	$297	$348

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6—INVENTORY

As of December 31, 2019 and 2018, inventory consisted of the following (in millions):

	December 31,
	2019	2018
Natural gas	$9	$28
LNG	27	6
Materials and other	80	65
Total inventory	$116	$99

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2019 and 2018, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,894	$12,760
LNG terminal construction-in-process	1,275	3,913
Accumulated depreciation	(1,807)	(1,290)
Total LNG terminal costs, net	16,362	15,383
Fixed assets
Fixed assets	27	26
Accumulated depreciation	(21)	(19)
Total fixed assets, net	6	7
Property, plant and equipment, net	$16,368	$15,390

Depreciation expense was $523 million, $413 million and $331 million during the years ended December 31, 2019, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $48 million, $94 million and $301 million during the years ended December 31, 2019, 2018 and 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction.

LNG Terminal Costs

The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal have depreciable lives between 7 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Water pipelines	30
Regasification processing equipment	30
Sendout pumps	20
Liquefaction processing equipment	7-50
Other	10-30

Fixed Assets and Other

Our fixed assets and other are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	December 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$3	$(3)	$24	$24	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of December 31, 2019 and 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity, volatility and contract duration.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$24	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.058

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(25)	$43	$79
Realized and mark-to-market gains (losses):
Included in cost of sales	6	(3)	(37)
Purchases and settlements:
Purchases	—	(37)	14
Settlements	42	(29)	(12)
Transfers out of Level 3 (1)	1	1	(1)
Balance, end of period	$24	$(25)	$43
Change in unrealized gains (losses) relating to instruments still held at end of period	$6	$(3)	$(37)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

In October 2018, we settled the interest rate swaps (“CQP Interest Rate Derivatives”) we previously had to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2016 CQP Credit Facilities.

In March 2017, SPL settled the interest rate swaps (“SPL Interest Rate Derivatives”) it previously had to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015.

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
CQP Interest Rate Derivatives gain	—	14	6
SPL Interest Rate Derivatives loss	—	—	(2)

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs.

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,663 TBtu and 2,978 TBtu as of December 31, 2019 and 2018, respectively.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	December 31, 2019	December 31, 2018
Derivative assets	$17	$6
Non-current derivative assets	32	31
Total derivative assets	49	37

Derivative liabilities	(9)	(66)
Non-current derivative liabilities	(16)	(14)
Total derivative liabilities	(25)	(80)

Derivative asset (liability), net	$24	$(43)

(1)
Does not include collateral posted with counterparties by us of $2 million and $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the years ended December 31, 2019, 2018 and 2017 (in millions):

		Year Ended December 31,
	Consolidated Statement of Income Location (1)	2019	2018	2017
Liquefaction Supply Derivatives gain (loss)	LNG revenues	$1	$(1)	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	71	(100)	(24)

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

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9—OTHER NON-CURRENT ASSETS

As of December 31, 2019 and 2018, other non-current assets, net consisted of the following (in millions):

	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$87	$90
Advances and other asset conveyances to third parties to support LNG terminal	35	36
Tax-related prepayments and receivables	17	17
Information technology service prepayments	6	20
Advances made under EPC and non-EPC contracts	15	14
Other	8	7
Total other non-current assets, net	$168	$184

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2019 and 2018, accrued liabilities consisted of the following (in millions):

	December 31,
	2019	2018
Interest costs and related debt fees	$241	$224
Accrued natural gas purchases	325	518
LNG terminal and related pipeline costs	135	79
Other accrued liabilities	8	—
Total accrued liabilities	$709	$821

NOTE 11—DEBT

As of December 31, 2019 and 2018, our debt consisted of the following (in millions):

	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	—
2016 CQP Credit Facilities	—	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
Unamortized premium, discount and debt issuance costs, net	(171)	(184)
Total long-term debt, net	17,579	16,066

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—

Total debt, net	$17,579	$16,066

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2019 (in millions):

Years Ending December 31,	Principal Payments
2020	$—
2021	2,000
2022	1,000
2023	1,500
2024	2,000
Thereafter	11,250
Total	$17,750

Senior Notes

SPL Senior Notes

The terms of the 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes and 2028 SPL Senior Notes (collectively with the 2037 SPL Senior Notes, the “SPL Senior Notes”) are governed by a common indenture (the “SPL Indenture”) and the terms of the 2037 SPL Senior Notes are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule. Interest on the SPL Senior Notes is payable semi-annually in arrears.

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

CQP Senior Notes

In September 2019, we issued an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes. The proceeds of the offering were used to prepay the outstanding balance of the $750 million term loan under the 2019 CQP Credit Facilities (“CQP Term Facility”) and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the Liquefaction Project, resulting in the recognition of debt modification and extinguishment costs of $13 million for the year ended December 31, 2019. Borrowings under the 2029 CQP Senior Notes accrue interest at a fixed rate of 4.500% per annum. As of December 31, 2019, only the $750 million revolving credit facility (“CQP Revolving Facility”), all of which is undrawn, remains as part of the 2019 CQP Credit Facilities.

The 2025 CQP Senior Notes, the 2026 CQP Senior Notes and the 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture, the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture. The indentures governing the CQP Senior Notes contain customary terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets. Interest on the CQP Senior Notes is payable semi-annually in arrears.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes, 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes and 104.5%of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes, October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes and October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on substantially all our existing and future tangible and intangible assets and rights and of the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2019 (in millions):

	SPL Working Capital Facility	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	414	—
Available commitment	$786	$750

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Maturity date	December 31, 2020	May 29, 2024

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility with aggregate commitments of $1.2 billion, which was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. The SPL Working Capital Facility is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and incremental increases in commitments of up to an additional $390 million.
Loans under the SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the SPL Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the SPL Working Capital Facility is 0.75% per annum. Interest on SPL Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“SPL LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. However, if such base rate loan is converted into a LIBOR loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding SPL Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “SPL LC Draw”) to be deemed an SPL LC Loan, SPL is required to pay the full amount of the SPL LC Draw on or prior to the business day following the notice of the SPL LC Draw. An SPL LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2019, no SPL LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

The SPL Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. SPL LC Loans have a term of up to one year. SPL Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the SPL Working Capital Facility, (2) the date 15 days after such SPL Swing Line Loan is made and (3) the first borrowing date for a SPL Working Capital Loan or SPL Swing Line Loan occurring at least three business days following the date the SPL Swing Line Loan is made. SPL is required to reduce the aggregate outstanding principal amount of all SPL Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The SPL Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of SPL under the SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes.

CQP Credit Facilities

In May 2019, we terminated the remaining commitments under the 2016 CQP Credit Facilities and entered into the 2019 CQP Credit Facilities, which consisted of the $750 million CQP Term Facility, which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million CQP Revolving Facility. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Restrictive Debt Covenants

As of December 31, 2019, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Total interest cost	$972	$936	$902
Capitalized interest	(87)	(203)	(288)
Total interest expense, net	$885	$733	$614

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$16,950	$18,320	$15,450	$15,672
2037 SPL Senior Notes (2)	800	934	800	817
Credit facilities (3)	—	—	—	—

(1)
Includes SPL Senior Notes except the 2037 SPL Senior Notes and the CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

NOTE 12—LEASES

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

payments using our relevant subsidiary’s incremental borrowing rate at the later of January 1, 2019 or the commencement date of the lease. The incremental borrowing rate is an estimate of the rate of interest that a given subsidiary would have to pay to borrow on a collateralized basis over a similar term to that of the lease term.
Many of our leases contain renewal options exercisable at our sole discretion. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability only to the extent they are reasonably certain to be exercised, such as when necessary to satisfy obligations that existed at the execution of the lease or when the non-renewal would otherwise result in a significant economic penalty.

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	December 31, 2019
Right-of-use assets—Operating	Operating lease assets, net	$94
Current operating lease liabilities	Current operating lease liabilities	6
Non-current operating lease liabilities	Non-current operating lease liabilities	87

The following table shows the classification and location of our lease cost on our Consolidated Statements of Income (in millions):

	Consolidated Statement of Income Location	Year Ended December 31, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$11

(1)    Includes $1 million of variable lease costs paid to the lessor.

(2)	Presented in cost of sales, operating and maintenance expense, general and administrative expense or general and administrative expense—affiliate consistent with the nature of the asset under lease.

During the years ended December 31, 2018 and 2017, we recognized rental expense for all operating leases of $16 million and $13 million, respectively.

Future annual minimum lease payments for operating leases as of December 31, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases
2020	$9
2021	10
2022	10
2023	10
2024	10
Thereafter	116
Total lease payments	165
Less: Interest	(72)
Present value of lease liabilities	$93

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments for operating leases as of December 31, 2018, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2019	$10
2020	10
2021	10
2022	10
2023	10
Thereafter	124
Total	$174

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases:

December 31, 2019
Weighted-average remaining lease term (in years)	26.4
Weighted-average discount rate	4.8%

The following table includes other quantitative information for our operating leases (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10

NOTE 13—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
LNG revenues	$5,210	$4,828	$2,635
LNG revenues—affiliate	1,312	1,299	1,389
Regasification revenues	266	261	260
Other revenues	49	39	20
Total revenues from customers	6,837	6,427	4,304
Net derivative gains (losses) (1)	1	(1)	—
Total revenues	$6,838	$6,426	$4,304

(1)	See Note 8—Derivative Instruments for additional information about our derivatives.

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a free on board (“FOB”) (delivered to the customer at the Sabine Pass LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 14—Related Party Transactions for additional information regarding these agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Regasification Revenues

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term TUAs with unaffiliated third-party customers, under which they are required to pay fixed monthly fees regardless of their use of the LNG terminal. Each of the customers has reserved approximately 1 Bcf/d of regasification capacity. The customers are each obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually for 20 years that commenced in 2009, which is representative of fixed consideration in the contract. A portion of this fee is adjusted annually for inflation which is considered variable consideration. The remaining capacity of the Sabine Pass LNG terminal has been reserved by SPL, for which the associated revenues are eliminated in consolidation.

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

In 2012, SPL entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During the years ended December 31, 2019, 2018 and 2017, SPL recorded $104 million, $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

	Year Ended December 31,
	2019	2018
Deferred revenues, beginning of period	$116	$111
Cash received but not yet recognized	155	116
Revenue recognized from prior period deferral	(116)	(111)
Deferred revenues, end of period	$155	$116

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

years ended December 31, 2019 and 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$55.0	10	$53.6	10
Regasification revenues	2.4	5	2.6	6
Total revenues	$57.4		$56.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement contractually assigned to SPL from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 52% and 57% of our LNG revenues during the years ended December 31, 2019 and 2018, respectively, were related to variable consideration received from customers. During each of the years ended December 31, 2019 and 2018, approximately 3% of our regasification revenues were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the years ended December 31, 2019 and 2018.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,309	$1,299	$1,389
Contracts for Sale and Purchase of Natural Gas and LNG	3	—	—
Total LNG revenues—affiliate	1,312	1,299	1,389

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	7	—	—

Operating and maintenance expense—affiliate
Services Agreements	138	117	94
Other agreements	—	—	6
Total operating and maintenance expense—affiliate	138	117	100

General and administrative expense—affiliate
Services Agreements	102	73	80

Other income—affiliate
Cooperative Endeavor Agreement	2	—	—

As of December 31, 2019 and 2018, we had $105 million and $114 million, respectively, of accounts receivable—affiliate, under the agreements described below.

Terminal Use Agreement

SPL obtained approximately 2 Bcf/d of regasification capacity and other liquefaction support services under a TUA with SPLNG as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA with SPLNG. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036.

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

Cheniere Marketing Master SPA

SPL has an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement. SPL executed a confirmation with Cheniere Marketing that obligated Cheniere

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) had control of, and was commissioning, Train 5 of the Liquefaction Project.

Cheniere Marketing Letter Agreements

In May 2019, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu that were delivered between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

In December 2019, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Services Agreements
As of December 31, 2019 and 2018, we had $158 million and $228 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

Cheniere Partners Services Agreement

We have a services agreement with Cheniere Terminals, a subsidiary of Cheniere, pursuant to which Cheniere Terminals is entitled to a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation) for the provision of various general and administrative services for our benefit. In addition, Cheniere Terminals is entitled to reimbursement for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish may grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal as early as 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to ad valorem tax levied on our LNG terminal in the year the Cameron Parish dollar-for-dollar credit is applied.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $2 million and $3 million in due to affiliates and $20 million and $22 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of December 31, 2019 and 2018, respectively.

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

SPL has an agreement with CCL that allows them to sell and purchase natural gas from each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

to commissioning activities which are capitalized as LNG terminal construction-in-process. Natural gas sold under this agreement is recorded as LNG revenues—affiliate.

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $8 million, $6 million and $3 million during the years ended December 31, 2019, 2018 and 2017, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the years ended December 31, 2019, 2018 and 2017.

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

NOTE 15—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On January 28, 2020, we declared a $0.63 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on February 14, 2020 to unitholders of record as of February 7, 2020 for the period from October 1, 2019 to December 31, 2019.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Class B units, which were mandatorily converted into our common units in accordance with the terms of our partnership agreement on August 2, 2017, were issued at a discount to the market price of the common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature and was reflected as an increase in common and subordinated unitholders’ equity and a decrease in Class B unitholders’ equity to reflect the fair value of the Class B units at issuance on our Consolidated Statement of Partners’ Equity.  The beneficial conversion feature was considered a dividend that was distributed ratably with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity. We amortized the beneficial conversion feature through the mandatory conversion date of August 2, 2017 using the effective yield method, with a weighted average effective yield of 888.7% per year and 966.1% per year for Class B units previously held by Cheniere Energy Partners LP Holdings, LLC and Blackstone CQP Holdco, respectively. The impact of the beneficial conversion feature was also included in earnings per unit for the year ended December 31, 2017.

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income (loss) per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Class B Units	Subordinated Units	General Partner Units	IDR
Year Ended December 31, 2019
Net income	$1,175
Declared distributions	1,278	858	—	333	26	62
Assumed allocation of undistributed net loss (1)	$(103)	(73)	—	(28)	(2)	—
Assumed allocation of net income		$785	$—	$305	$24	$62

Weighted average units outstanding		348.6	—	135.4
Basic and diluted net income per unit		$2.25		$2.25

Year Ended December 31, 2018
Net income	$1,274
Declared distributions	1,162	795	—	309	22	36
Assumed allocation of undistributed net income (1)	$112	79	—	31	2	—
Assumed allocation of net income		$874	$—	$340	$24	$36

Weighted average units outstanding		348.6	—	135.4
Basic and diluted net income per unit		$2.51		$2.51

Year Ended December 31, 2017
Net income	$490
Declared distributions	514	376	—	127	10	1
Amortization of beneficial conversion feature of Class B units	—	(594)	2,004	(1,410)	—	—
Assumed allocation of undistributed net loss	$(24)	(17)	—	(7)	—	—
Assumed allocation of net income		$(235)	$2,004	$(1,290)	$10	$1

Weighted average units outstanding		178.5	84.8	135.4
Basic and diluted net loss per unit (2)		$(1.32)		$(9.52)

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
NOTE 16—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2019, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contract

SPL has a lump sum turnkey contract with Bechtel for the engineering, procurement and construction of Train 6 of the Liquefaction Project. The EPC contract price for Train 6 of the Liquefaction Project is approximately $2.5 billion, reflecting amounts incurred under change orders through December 31, 2019, and including estimated costs for an optional third marine berth.  As of December 31, 2019, we have incurred $1.1 billion under this contract. SPL has the right to terminate the EPC contract for its convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

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

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

SPL has physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. As of December 31, 2019, SPL has secured up to approximately 3,850 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the certain events or states of affairs are satisfied.

Additionally, SPL has natural gas transportation and storage service agreements for the Liquefaction Project. The initial terms of the natural gas transportation agreements range up to 20 years, with renewal options for certain contracts, and commence upon the occurrence of conditions precedent. The initial terms of the SPL natural gas storage service agreements range up to 10 years.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2019, SPL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2020	$2,248
2021	1,334
2022	849
2023	640
2024	320
Thereafter	1,914
Total	$7,305

(1)
Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2019. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

Services Agreements

We have certain services agreements with affiliates. See Note 14—Related Party Transactions for information regarding such agreements.

Restricted Net Assets

At December 31, 2019, our restricted net assets of consolidated subsidiaries were approximately $3.0 billion.

Other Commitments

State Tax Sharing Agreements

SPLNG, SPL and CTPL have state tax sharing agreements with Cheniere. See Note 14—Related Party Transactions for information regarding such agreements.
Other Agreements

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position.

Environmental and Regulatory Matters

The Sabine Pass LNG Terminal and CTPL are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. Failure to comply with such laws could result in legal proceedings, which may include substantial penalties. We believe that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2019, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable from External Customers
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Customer A	27%	28%	39%	21%	35%
Customer B	18%	21%	27%	13%	23%
Customer C	19%	23%	23%	22%	30%
Customer D	20%	19%	—%	13%	8%
Customer E	*	—%	—%	13%	—%
Customer F	*	*	*	14%	—%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2019	2018	2017
United States	$2,354	$1,880	$1,441
India	1,113	981	—
South Korea	1,071	1,168	666
Ireland	988	1,098	787
Other countries	—	—	21
Total	$5,526	$5,127	$2,915

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$829	$719	$510

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $291 million, $263 million and $273 million as of December 31, 2019, 2018 and 2017, respectively.

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In lieu of Schedule I pursuant to the requirements of Rule 5-04 of Reg S-X, the condensed parent company financial statements are presented below in the Parent Issuer column. The condensed parent only financial statements have been provided in accordance with the rules and regulations of the SEC and should be read in conjunction with Cheniere Partners’ Consolidated Financial Statements. Pursuant to the SEC rules and regulations, the condensed parent company financial statements do not include all of the financial information and notes normally included with financial statements prepared in accordance with GAAP.

Condensed Consolidating Balance Sheet
December 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,778	$3	$—	$—	$1,781
Restricted cash	—	—	181	—	181
Accounts and other receivables	—	5	292	—	297
Accounts receivable—affiliate	—	43	104	(42)	105
Advances to affiliate	—	145	133	(120)	158
Inventory	—	13	103	—	116
Derivative assets	—	—	17	—	17
Other current assets	—	15	36	—	51
Other current assets—affiliate	—	1	22	(22)	1
Total current assets	1,778	225	888	(184)	2,707

Property, plant and equipment, net	79	2,454	13,861	(26)	16,368
Operating lease assets, net	—	88	21	(15)	94
Debt issuance costs, net	9	—	6	—	15
Non-current derivative assets	—	—	32	—	32
Investments in subsidiaries	2,963	508	—	(3,471)	—
Other non-current assets, net	—	24	144	—	168
Total assets	$4,829	$3,299	$14,952	$(3,696)	$19,384

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$2	$38	$—	$40
Accrued liabilities	56	24	629	—	709
Due to affiliates	3	155	49	(161)	46
Deferred revenue	—	23	132	—	155
Deferred revenue—affiliate	—	22	—	(21)	1
Current operating lease liabilities	—	6	—	—	6
Derivative liabilities	—	—	9	—	9
Total current liabilities	59	232	857	(182)	966

Long-term debt, net	4,055	—	13,524	—	17,579
Non-current operating lease liabilities	—	82	5	—	87
Non-current derivative liabilities	—	—	16	—	16
Other non-current liabilities	—	1	—	—	1
Other non-current liabilities—affiliate	—	21	16	(17)	20

Partners’ equity	715	2,963	534	(3,497)	715
Total liabilities and partners’ equity	$4,829	$3,299	$14,952	$(3,696)	$19,384

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Income
Year Ended December 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$5,211	$—	$5,211
LNG revenues—affiliate	—	—	1,312	—	1,312
Regasification revenues	—	266	—	—	266
Regasification revenues—affiliate	—	262	—	(262)	—
Other revenues	—	49	—	—	49
Other revenues—affiliate	—	137	—	(137)	—
Total revenues	—	714	6,523	(399)	6,838

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1	3,373	—	3,374
Cost of sales—affiliate	—	7	47	(47)	7
Operating and maintenance expense	—	85	547	—	632
Operating and maintenance expense—affiliate	—	30	450	(342)	138
General and administrative expense	3	2	6	—	11
General and administrative expense—affiliate	13	27	79	(17)	102
Depreciation and amortization expense	3	78	447	(1)	527
Impairment expense and loss on disposal of assets	—	1	6	—	7
Total operating costs and expenses	19	231	4,955	(407)	4,798

Income (loss) from operations	(19)	483	1,568	8	2,040

Other income (expense)
Interest expense, net of capitalized interest	(174)	(6)	(705)	—	(885)
Loss on modification or extinguishment of debt	(13)	—	—	—	(13)
Equity earnings of subsidiaries	1,360	873	—	(2,233)	—
Other income	21	—	10	—	31
Other income—affiliate	—	2	—	—	2
Total other income (expense)	1,194	869	(695)	(2,233)	(865)

Net income	$1,175	$1,352	$873	$(2,225)	$1,175

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Income
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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Income
Year Ended December 31, 2017
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$2,635	$—	$2,635
LNG revenues—affiliate	—	—	1,389	—	1,389
Regasification revenues	—	260	—	—	260
Regasification revenues—affiliate	—	190	—	(190)	—
Other revenues	—	20	—	—	20
Other revenues—affiliate	—	218	—	(218)	—
Total revenues	—	688	4,024	(408)	4,304

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1	2,317	2	2,320
Cost of sales—affiliate	—	—	23	(23)	—
Operating and maintenance expense	4	45	243	—	292
Operating and maintenance expense—affiliate	6	137	329	(372)	100
Development expense	—	1	2	—	3
General and administrative expense	4	1	7	—	12
General and administrative expense—affiliate	11	15	58	(4)	80
Depreciation and amortization expense	2	74	264	(1)	339
Impairment expense and loss on disposal of assets	—	2	—	—	2
Total operating costs and expenses	27	276	3,243	(398)	3,148

Income (loss) from operations	(27)	412	781	(10)	1,156

Other income (expense)
Interest expense, net of capitalized interest	(111)	(9)	(494)	—	(614)
Loss on modification or early extinguishment of debt	(25)	—	(42)	—	(67)
Derivative gain (loss), net	6	—	(2)	—	4
Equity earnings of subsidiaries	643	250	—	(893)	—
Other income	4	—	7	—	11
Total other income (expense)	517	241	(531)	(893)	(666)

Net income	$490	$653	$250	$(903)	$490

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$1,220	$1,403	$1,161	$(2,237)	$1,547

Cash flows from investing activities
Property, plant and equipment, net	(2)	(49)	(1,282)	2	(1,331)
Investments in subsidiaries	(1,273)	(1,046)	—	2,319	—
Return of capital	853	626	—	(1,479)	—
Other	—	—	(1)	—	(1)
Net cash used in investing activities	(422)	(469)	(1,283)	842	(1,332)

Cash flows from financing activities
Proceeds from issuances of debt	2,230	—	—	—	2,230
Repayments of debt	(730)	—	—	—	(730)
Debt issuance and deferred financing costs	(35)	—	—	—	(35)
Distributions to parent	—	(2,215)	(1,499)	3,714	—
Contributions from parent	—	1,273	1,046	(2,319)	—
Distributions to owners	(1,260)	—	—	—	(1,260)
Other	(4)	5	—	—	1
Net cash provided by (used in) financing activities	201	(937)	(453)	1,395	206

Net increase (decrease) in cash, cash equivalents and restricted cash	999	(3)	(575)	—	421
Cash, cash equivalents and restricted cash—beginning of period	779	6	756	—	1,541
Cash, cash equivalents and restricted cash—end of period	$1,778	$3	$181	$—	$1,962

Balances per Condensed Consolidating Balance Sheet:

	December 31, 2019
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,778	$3	$—	$—	$1,781
Restricted cash	—	—	181	—	181
Total cash, cash equivalents and restricted cash	$1,778	$3	$181	$—	$1,962

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019:
Revenues	$1,749	$1,705	$1,476	$1,908
Income from operations	563	455	346	676
Net income	385	232	110	448
Net income per common unit—basic and diluted (1)	0.75	0.44	0.19	0.87
Year ended December 31, 2018:
Revenues	$1,593	$1,407	$1,529	$1,897
Income from operations	508	455	492	524
Net income	335	281	307	351
Net income per common unit—basic and diluted (1)	0.67	0.55	0.60	0.69

(1)
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

Based on their evaluation as of the end of the fiscal year ended December 31, 2019, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Conflicts Committee

Under our partnership agreement, the board of directors of our general partner has appointed a conflicts committee composed of the independent directors, Vincent Pagano, Jr., chairman, James R. Ball, Lon McCain and Oliver G. Richard, III, to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE American, the Exchange Act and other federal securities laws. Any matter approved by the conflicts committee is conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties that it may owe us or our unitholders.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 19, 2020, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Meier, Munfa and Welch to the board of directors of our general partner were made pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	57	May 2016	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	43	January 2014	Director and Executive Vice President and Chief Financial Officer
Eric Bensaude	53	September 2016	Director
Aaron Stephenson	64	November 2019	Director and Senior Vice President, Operations
Philip Meier	61	July 2013	Director
John-Paul Munfa	38	February 2015	Director
Jamie Welch	53	August 2017	Director
James R. Ball	69	September 2012	Director
Lon McCain	72	March 2007	Director
Vincent Pagano, Jr.	69	December 2012	Director
Oliver G. Richard, III	67	September 2012	Director

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

Eric Bensaude
Director of our general partner and a member of the CMI SPA Committee
Mr. Bensaude joined Cheniere in September 2013 and currently serves as Managing Director, Commercial Operations and Asset Optimization of Cheniere Marketing Ltd., a subsidiary of Cheniere. Mr. Bensaude also serves as Senior Vice President, Commercial Operations of SPL. Mr. Bensaude has more than 20 years of experience in the energy, oil and natural gas trading and marketing business. Prior to joining Cheniere, Mr. Bensaude served as Head of Global LNG at EDF Trading where he set up and ran the LNG trading and marketing department and General Manager for natural gas and LNG origination. Prior to EDF Trading, Mr. Bensaude was an Associate at Booz Allen & Hamilton in the Energy Practice, working on a variety of gas & power assignments. Mr. Bensaude started his career in energy as a trader of middle distillates for Total and previously served as the representative for the French bank, Société Générale, in Canton, People’s Republic of China. He held the position of Vice-Chairman of the European Federation of Energy Traders Gas Committee while at EDF Trading. Mr. Bensaude holds an MBA from ESSEC business school in France, and studied Mandarin at Paris 7 Jussieu. It was determined that Mr. Bensaude should serve as a director of our general partner because of his experience in the energy, oil and natural gas trading and marketing industry. Mr. Bensaude has not held any other directorship positions in the past five years.

Aaron Stephenson
Senior Vice President, Operations and a Director of our general partner
Mr. Stephenson joined Cheniere in April 2013 as Director, Production, Sabine Pass Operations, leading the effort to prepare for liquefaction operations. In May 2016, he moved into the position of Vice President and General Manager for the Sabine Pass facility. Mr. Stephenson has over 40 years of experience in the energy industry, focusing for the past 17 years on LNG. He has worked in various locations around the world, including Yemen, London and Peru. Before joining Cheniere, he served as Plant Manager at Peru LNG. His professional experience includes filling the roles of LNG Plant Manager, E&P Manager, Commissioning Manager, Plant Engineering Manager and Project Engineer. Prior company affiliations include Cities Service Oil Co., Oxy USA and Hunt Oil Co. Mr. Stephenson has a B.S. in Mechanical Engineering from Lamar University. It was determined that Mr. Stephenson should serve as a director of our general partner because of his background in the LNG industry. Mr. Stephenson has not held any other directorship positions in the past five years.

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

James R. Ball
Director of our general partner, Chairman of the Executive Committee and the CMI SPA Committee and a member of the Conflicts Committee
Mr. Ball served as a senior advisor to Tachebois Limited, an energy and equities advisory firm, from 2011 to 2019. Mr. Ball served as a non-executive director of Gas Strategies Group Ltd, a professional services company providing commercial energy advisory services (“GSG”), from September 2011 to June 2013. From 1988 until August 2011, he also served as an executive director of GSG, a company he founded and where he spent his career advising on financing and developing many of the world’s largest LNG projects. Mr. Ball is a Fellow of the Energy Institute and Companion of the Institute of Gas Engineers and Managers. Mr. Ball received a B.A. in Economics from the University of Colorado and a Master of Science from City University Business School (now Cass Business School). It was determined that Mr. Ball should serve as a director of our general partner because of his background as an advisor in the energy industry. Mr. Ball has not held any other directorship positions in the past five years.

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

Vincent Pagano, Jr.
Director of our general partner, Chairman of the Conflicts Committee and a member of the Audit Committee
Mr. Pagano served as a senior corporate partner of Simpson Thacher & Bartlett LLP, a law firm, with a focus on capital markets transactions and public company advisory matters from 1981 until his retirement at the end of 2012. Mr. Pagano currently also serves as a director of Hovnanian Enterprises, Inc., a publicly traded homebuilding company. Mr. Pagano previously served as a director of L3 Technologies, Inc. (formerly known as L-3 Communications Holdings, Inc.), a publicly traded defense company, from April 2013 to June 2019. Mr. Pagano earned his law degree, cum laude, from Harvard Law School and his B.S. in Engineering, summa cum laude, from Lehigh University and an M.S. in Engineering from the University of California, Berkeley. It was determined that Mr. Pagano should serve as a director of our general partner because of his capital markets expertise and his experience as an advisor to public companies on a variety of corporate matters.

Oliver G. Richard, III
Director of our general partner and a member of the Audit Committee and Conflicts Committee
Mr. Richard is the owner and president of Empire of the Seed, LLC, a private consulting firm in the energy and management industries. Mr. Richard served as Chairman, President and Chief Executive Officer of Columbia Energy Group, a natural gas company, from 1995 until 2000, and as a director of Buckeye Partners, L.P., a publicly traded petroleum product pipeline and terminal company, from 2009 through its acquisition in 2019. Mr. Richard was a Commissioner on the FERC from 1982 until 1985. Mr. Richard currently serves as a director of American Electric Power Company, Inc., a publicly traded electric utility. Mr. Richard received a B.S. in Journalism, a J.D. from Louisiana State University and a Master of Law in Taxation from Georgetown

University. It was determined that Mr. Richard should serve as a director of our general partner because of his extensive background in the energy industry, including his experience in both the public and private sectors of the energy industry.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. All of the executive officers of our general partner are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services for our benefit, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation). For a description of the services agreement, see Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Aaron Stephenson
Philip Meier
John-Paul Munfa
Jamie Welch
James R. Ball
Lon McCain
Vincent Pagano, Jr.
Oliver G. Richard, III

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2019.

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

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to the fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Welch serves as Senior Advisor of Blackstone Group and Mr. Munfa serves as a Managing Director in the Private Equity Group of Blackstone Group, and they do not receive additional compensation for service as directors. Mr. Meier and Meier Consulting LLC entered into a letter agreement, dated June 14, 2013, as amended (the “Meier Consulting Letter Agreement”), with Blackstone CQP Holdco pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below. Mr. Meier receives no additional compensation for his service as a director.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2019 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
Michael J. Wortley (2)	—	—	—	—	—	—	—
Eric Bensaude (2)	—	—	—	—	—	—	—
Doug Shanda (2)	—	—	—	—	—	—	—
Aaron Stephenson (2)	—	—	—	—	—	—	—
Philip Meier (3)	—	—	—	—	—	—	—
John-Paul Munfa (4)	—	—	—	—	—	—	—
Jamie Welch (4)	—	—	—	—	—	—	—
James R. Ball (5)	132,500	132,000	—	—	—	—	264,500
Lon McCain (6)	122,500	122,070	—	—	—	—	244,570
Vincent Pagano, Jr. (7)	117,500	117,360	—	—	—	—	234,860
Oliver G. Richard, III (8)	107,500	132,000	—	—	—	—	239,500

(1)
Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.

(2)
Mr. Fusco served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2019. Mr. Wortley served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2019. Mr. Bensaude served as an officer of Cheniere Marketing Ltd., a subsidiary of Cheniere during fiscal year 2019. Mr. Shanda served as an officer of our general partner and as an executive officer of Cheniere from January 1 until November 1, 2019. Mr. Stephenson has served as an officer of our general partner and as an executive officer of Cheniere since November 1, 2019. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.

(3)
Mr. Meier is compensated by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement and received no additional compensation for service as a director. For a further description of the Meier Consulting Letter Agreement, see “Related-Party Transactions-Arrangements involving Mr. Meier and Meier Consulting LLC” below.

(4)
Mr. Munfa is a Managing Director in the Private Equity Group of Blackstone Group and Mr. Welch serves as Senior Advisor to Blackstone Group. They do not receive additional compensation for service as directors.

(5)
Mr. Ball was granted 3,000 phantom units in 2019 with a grant date fair value of $132,000. In addition, Mr. Ball received $49,500 in cash and 1,875 common units on account of 3,000 phantom units granted in earlier years that vested in 2019. As of December 31, 2019, he held 7,500 phantom units and 11,250 common units for a total of 18,750 units.

(6)
Mr. McCain was granted 3,000 phantom units in 2019 with a grant date fair value of $122,070. In addition, Mr. McCain received $61,035 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2019. As of December 31, 2019, he held 7,500 phantom units and 6,750 common units for a total of 14,250 units.

(7)
Mr. Pagano was granted 3,000 phantom units in 2019 with a grant date fair value of $117,360. In addition, Mr. Pagano received $58,680 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2019. As of December 31, 2019, he held 7,500 phantom units and 5,625 common units for a total of 13,125 units.

(8)
Mr. Richard was granted 3,000 phantom units in 2019 with a grant date fair value of $132,000. In addition, Mr. Richard received $33,000 in cash and 2,250 common units on account of 3,000 phantom units granted in earlier years that vested in 2019. As of December 31, 2019, he held 7,500 phantom units and 9,375 common units for a total of 16,875 units.

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

The limited partner interest in our partnership is divided into units. As of February 19, 2020, the following units were outstanding: 348.6 million common units and 135.4 million subordinated units. In addition, as of February 19, 2020, there were 9.9 million general partner units outstanding.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units, subordinated units and/or general partner units as of February 19, 2020:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	104,488,671	30%	135,383,831	100%	51%
Blackstone Group (2)	4,382,079	1%	—	—	1%
Blackstone CQP Holdco (2)	198,978,886	57%	—	—	40%

(1)	Cheniere Energy, Inc. also owns 9,877,546 of our general partner units.

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

Directors and Executive Officers

The following table sets forth information with respect to our common units beneficially owned as of February 19, 2020, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 19, 2020, the current directors and executive officers of Cheniere Partners beneficially owned an aggregate of 41,788 common units (less than 1% of the outstanding common units at the time).

The table also presents information with respect to Cheniere Energy, Inc.’s common stock beneficially owned as of February 19, 2020, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. As of February 19, 2020, Cheniere Energy, Inc. had 254.1 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Jack A. Fusco (1)	—	—%	703,814	(1)	*%
Michael J. Wortley	—	—	551,798		*
Eric Bensaude	—	—	—		—
Doug Shanda	2,850	*	148,445		*
Aaron Stephenson	—	—	—		—
Philip Meier (2)	—	—	—		—
John-Paul Munfa (2)	—	—	—		—
Jamie Welch (2)	8,788	*	—		—
James R. Ball	11,250	*	—		—
Lon McCain	6,750	*	—		—
Vincent Pagano, Jr.	5,625	*	—		—
Oliver G. Richard, III	9,375	*	—		—
All current directors and executive officers as a group (11 persons) (3)	41,788	*%	1,255,612		*%

*    Less than 1%

(1)	Includes 177,778 shares held by trust.

(2)
Messrs. Meier, Munfa and Welch were appointed as directors of our general partner pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

(3)	Excludes shares owned by Mr. Shanda, who was no longer an executive officer of the Company on February 19, 2020.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2019 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	15,375	N/A	1,203,125
Total	15,375	N/A	1,203,125

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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

Under the audit committee charter, the audit committee of our general partner is required to review and approve all transactions or series of related financial transactions, arrangements or relationships between the partnership and any related-party, if the amount involved exceeds $120,000 and such transactions have not been reviewed by the conflicts committee of our general partner. The following related-party transactions are in addition to those related-party transactions described in Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements which is herein incorporated by reference. Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner, which includes each member of the audit committee.

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

Arrangements involving Mr. Meier and Meier Consulting LLC
As noted above, Blackstone CQP Holdco, Mr. Meier and Meier Consulting LLC entered into the Meier Consulting Letter Agreement, pursuant to which Mr. Meier agreed to provide consulting services to Blackstone CQP Holdco relating to the development, construction and operation of the Liquefaction Project. As compensation for the consulting services, Blackstone CQP Holdco agreed to pay Mr. Meier an annual base consulting fee and an annual performance consulting fee in Blackstone CQP Holdco’s discretion, which were $416,667 and $375,000, respectively, in 2019. Blackstone CQP Holdco also paid Mr. Meier $1,522,850 upon the substantial completion of Train 5 of the Liquefaction Project. The consulting arrangement between Blackstone CQP Holdco and Mr. Meier may be terminated by Blackstone for cause or by either party upon 30 days’ advance written notice.

We entered into a letter agreement with Blackstone CQP Holdco (the “Blackstone Consultant Letter Agreement”), dated June 23, 2013, pursuant to which we agreed to reimburse Blackstone CQP Holdco for (a) 25% of the fees of Mr. Meier described in the Meier Consulting Letter Agreement and (b) 25% of the expenses of Mr. Meier incurred in connection with his consulting services relating to the Liquefaction Project which are either to be paid or reimbursed by Blackstone CQP Holdco pursuant to the Meier Consulting Letter Agreement. We did not reimburse Blackstone CQP Holdco for any fees and expenses with respect to 2019 under the Blackstone Consultant Letter Agreement.
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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2019 and 2018. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2019 and 2018 (in millions):

	Fiscal 2019	Fiscal 2018
Audit Fees	$3	$3

Audit Fees—Audit fees for 2019 and 2018 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2019 and 2018.

Tax Fees—There were no tax fees in 2019 and 2018.

Other Fees—There were no other fees in 2019 and 2018.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2019 and 2018 were pre-approved.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
2.1	Contribution and Conveyance Agreement, by and among the Partnership, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC, effective as of March 26, 2007	Cheniere Partners	8-K	10.4	3/26/2007
2.2	Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among the Partnership, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere	Cheniere Partners	8-K	10.2	8/9/2012

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of the Partnership	Cheniere Partners (SEC File No. 333-139572)	S-1	3.1	12/21/2006
3.2	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of February 14, 2017	Cheniere Partners	8-K	3.1	2/21/2017
3.3	Certificate of Formation of Cheniere Partners GP	Cheniere Partners (SEC File No. 333-139572)	S-1	3.3	12/21/2006
3.4	Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012	Cheniere Partners	8-K	3.2	8/9/2012
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)	Cheniere Partners	8-K	3.1	2/21/2017
4.2	Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	Cheniere Partners	8-K	4.1	2/4/2013
4.3	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.2 above)	Cheniere Partners	8-K	4.1	2/4/2013
4.4	First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.1	4/16/2013
4.5	Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.2	4/16/2013
4.6	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.5 above)	Cheniere Partners	8-K	4.1.2	4/16/2013
4.7	Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	11/25/2013
4.8	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.7 above)	Cheniere Partners	8-K	4.1	11/25/2013
4.9	Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	5/22/2014
4.10	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.9 above)	Cheniere Partners	8-K	4.1	5/22/2014
4.11	Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.2	5/22/2014
4.12	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.11 above)	Cheniere Partners	8-K	4.2	5/22/2014
4.13	Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	3/3/2015
4.14	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.13 above)	Cheniere Partners	8-K	4.1	3/3/2015
4.15	Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	6/14/2016
4.16	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.15 above)	Cheniere Partners	8-K	4.1	6/14/2016
4.17	Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/23/2016
4.18	Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.2	9/23/2016

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.19	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.18 above)	Cheniere Partners	8-K	4.2	9/23/2016
4.20	Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	3/6/2017
4.21	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.20 above)	Cheniere Partners	8-K	4.1	3/6/2017
4.22	Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	2/27/2017
4.23	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)	Cheniere Partners	8-K	4.1	2/27/2017
4.24	Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/18/2017
4.25	First Supplemental Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.2	9/18/2017
4.26	Form of 5.250% Senior Note due 2025 (Included as Exhibit A-1 to Exhibit 4.25 above)	Cheniere Partners	8-K	4.2	9/18/2017
4.27	Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/12/2018
4.28	Form of 5.625% Senior Note due 2026 (Included as Exhibit A-1 to Exhibit 4.27 above)	Cheniere Partners	8-K	4.1	9/12/2018
4.29	Third Supplemental Indenture, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/12/2019
4.30*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-Q	10.1	11/15/2004
10.2	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-K	10.40	3/10/2005
10.3	Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and SPLNG	Cheniere	10-Q	10.2	8/6/2010
10.4	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-Q	10.2	11/15/2004
10.5	Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of SPLNG	Cheniere	10-Q	10.3	11/15/2004
10.6	Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and SPLNG	Cheniere Partners	10-Q	10.1	11/2/2012
10.7	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.4	11/15/2004
10.8	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and SPLNG	SPLNG	S-4	10.28	11/22/2006
10.9	Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.3	8/6/2010
10.10	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.5	11/15/2004
10.11	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to SPLNG	SPLNG	S-4	10.12	11/22/2006

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.12	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between SPL and SPLNG	SPLNG	8-K	10.1	8/6/2012
10.13	Letter Agreement, dated May 28, 2013, by and between SPL and SPLNG	SPLNG	10-Q	10.1	8/2/2013
10.14	Guarantee Agreement, dated as of July 31, 2012, by the Partnership in favor of SPLNG	SPLNG	8-K	10.2	8/6/2012
10.15	Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among SPL, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent	Cheniere Partners	8-K	10.2	7/1/2015
10.16	Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among SPL, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent	Cheniere Partners	10-Q	10.6	10/30/2015
10.17	Administrative Amendment to the Second Amended and Restated Common Terms Agreement, dated as of December 31, 2015, among SPL, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent	Cheniere Partners	10-Q	10.7	5/5/2016
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
		Cheniere Partners	10-Q	10.2	8/8/2019
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
		Cheniere Partners (SEC File No. 333-225684)	S-4	10.3	6/15/2018
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
		Cheniere Partners	10-Q	10.1	11/8/2018

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.21*
Fifth Omnibus Amendment, dated as of May 29, 2019, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto

10.22	Credit and Guaranty Agreement, dated May 29, 2019, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants	Cheniere Partners	8-K	10.1	6/3/2019
10.23	Registration Rights Agreement, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and RBC Capital Markets, LLC	Cheniere Partners	8-K	10.1	9/12/2019
10.24†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan	Cheniere Partners	8-K	10.3	3/26/2007
10.25†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award)	Cheniere Partners	10-Q	10.9	11/2/2012
10.26†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan	Cheniere Partners	10-Q	10.8	11/2/2012
10.27†	Form of Amendment to Phantom Units Agreement	Cheniere Partners	10-Q	10.7	11/2/2012
10.28†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement)	Cheniere Partners	10-K	10.41	2/20/2015
10.29†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement)	Cheniere Partners	10-K	10.42	2/20/2015
10.30†	Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP	Cheniere Partners	10-K	10.42	2/19/2016
10.31	Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	Cheniere Partners	8-K	10.1	11/9/2018
10.32	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019	Cheniere Partners	10-Q	10.4	8/8/2019

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		Cheniere Partners	10-Q	10.2	11/1/2019
10.34*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00011 Insurance Provisional Sum Interim Adjustment, dated October 1, 2019 and (ii) the Change Order CO-00012 Replacement of Timber Piles with Pre-Stressed Concrete Piles, dated October 30, 2019

10.35	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	8-K	10.1	11/21/2011
10.36	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	10-Q	10.1	5/3/2013
10.37	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.38	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	8-K	10.1	12/12/2011
10.39	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	10-K	10.18	2/22/2013
10.40	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer)	Cheniere Partners	8-K	10.1	1/26/2012
10.41	Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and BG Gulf Coast LNG, LLC dated January 25, 2012	SPL (SEC File No. 333-215882)	S-4	10.7	2/3/2017
10.42	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	8-K	10.1	1/30/2012
10.43	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	10-K	10.19	2/22/2013
10.44	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.45	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.46	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between SPL and Cheniere Marketing International LLP	Cheniere Partners	10-Q	10.1	5/9/2019
10.47	Letter Agreement regarding the Base SPA, dated May 3, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	Cheniere Partners	10-Q	10.2	5/9/2019
10.48	Letter Agreement regarding the Base SPA, dated December 23, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	Cheniere Partners	8-K	10.1	12/23/2019
10.49	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL	Cheniere Partners	8-K	10.6	5/15/2012
10.50	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL	SPL	10-Q/A	10.8	11/9/2015
10.51	Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG	Cheniere Partners	10-Q	10.6	11/2/2012
10.52	Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL	Cheniere Partners	10-Q	10.2	8/2/2013
10.53	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL	Cheniere Partners	8-K	10.5	5/15/2012
10.54	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013
10.55	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and SPL	SPL	10-Q/A	10.7	11/9/2015
10.56	Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG	Cheniere Partners	10-Q	10.5	11/2/2012
10.57	Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.75	12/2/2013
10.58	Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere	Cheniere Partners	10-Q	10.4	11/2/2012
10.59	Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP	Cheniere Partners	10-Q	10.1	8/2/2013
10.60	Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.74	12/2/2013
10.61	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG	Cheniere	10-Q	10.7	11/6/2007

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.62	Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP	Cheniere Partners	10-Q	10.3	11/2/2012
10.63	Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.73	12/2/2013
10.63	Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, the Partnership, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time	Cheniere Partners	8-K	10.1	8/6/2012
21.1*	Subsidiaries of the Partnership
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), Cheniere Partners (SEC File No. 001-33366), Cheniere Holdings (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG's (SEC File No. 333-138916) reports, as applicable, unless otherwise indicated.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 24, 2020
Jack A. Fusco

/s/ Michael J. Wortley	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 24, 2020
Michael J. Wortley

/s/ Leonard E. Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020
Leonard E. Travis

/s/ Eric Bensaude	Director	February 24, 2020
Eric Bensaude

/s/ Aaron Stephenson	Director	February 24, 2020
Aaron Stephenson

/s/ Philip Meier	Director	February 24, 2020
Philip Meier

/s/ John-Paul R. Munfa	Director	February 24, 2020
John-Paul R. Munfa

/s/ Jamie Welch	Director	February 24, 2020
Jamie Welch

/s/ James R. Ball	Director	February 24, 2020
James R. Ball

/s/ Lon McCain	Director	February 24, 2020
Lon McCain

/s/ Vincent Pagano Jr.	Director	February 24, 2020
Vincent Pagano Jr.

/s/ Oliver G. Richard, III	Director	February 24, 2020
Oliver G. Richard, III