Form 10-Q
period 2020-03-31
Cheniere Energy Partners, L.P.
filed 2020-04-30
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 24, 2020, the registrant had 348,631,292 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,734	$1,781
Restricted cash	109	181
Accounts and other receivables	259	297
Accounts receivable—affiliate	38	105
Advances to affiliate	146	158
Inventory	98	116
Derivative assets	13	17
Other current assets	49	51
Other current assets—affiliate	2	1
Total current assets	2,448	2,707

Property, plant and equipment, net	16,476	16,368
Operating lease assets, net	92	94
Debt issuance costs, net	20	15
Non-current derivative assets	41	32
Other non-current assets, net	156	168
Total assets	$19,233	$19,384

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$8	$40
Accrued liabilities	569	709
Current debt	1,996	—
Due to affiliates	30	46
Deferred revenue	94	155
Deferred revenue—affiliate	—	1
Current operating lease liabilities	6	6
Derivative liabilities	12	9
Total current liabilities	2,715	966

Long-term debt, net	15,591	17,579
Non-current operating lease liabilities	85	87
Non-current derivative liabilities	2	16
Other non-current liabilities	1	1
Other non-current liabilities—affiliate	19	20

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at March 31, 2020 and December 31, 2019)	1,879	1,792
Subordinated unitholders’ interest (135.4 million units issued and outstanding at March 31, 2020 and December 31, 2019)	(962)	(996)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at March 31, 2020 and December 31, 2019)	(97)	(81)
Total partners’ equity	820	715
Total liabilities and partners’ equity	$19,233	$19,384

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
LNG revenues	$1,449	$1,367
LNG revenues—affiliate	188	305
Regasification revenues	67	66
Other revenues	14	11
Total revenues	1,718	1,749

Operating costs and expenses
Cost of sales (excluding items shown separately below)	699	879
Operating and maintenance expense	152	138
Operating and maintenance expense—affiliate	33	29
General and administrative expense	2	3
General and administrative expense—affiliate	25	21
Depreciation and amortization expense	138	114
Impairment expense and loss on disposal of assets	5	2
Total operating costs and expenses	1,054	1,186

Income from operations	664	563

Other income (expense)
Interest expense, net of capitalized interest	(234)	(187)
Loss on modification or extinguishment of debt	(1)	—
Other income, net	6	9
Total other expense	(229)	(178)

Net income	$435	$385

Basic and diluted net income per common unit	$0.84	$0.75

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	348.6	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.63/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.63/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	$1,879	135.4	$(962)	9.9	$(97)	$820

Three Months Ended March 31, 2019
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	272	—	105	—	8	385
Distributions
Common units, $0.59/unit	—	(206)	—	—	—	—	(206)
Subordinated units, $0.59/unit	—	—	—	(80)	—	—	(80)
General partner units	—	—	—	—	—	(18)	(18)
Balance at March 31, 2019	348.6	$1,872	135.4	$(965)	9.9	$(26)	$881

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$435	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138	114
Amortization of debt issuance costs, premium and discount	9	6
Loss on modification or extinguishment of debt	1	—
Total gains on derivatives, net	(21)	(77)
Net cash provided by settlement of derivative instruments	5	5
Impairment expense and loss on disposal of assets	5	2
Other	3	2
Changes in operating assets and liabilities:
Accounts and other receivables	38	105
Accounts receivable—affiliate	67	1
Advances to affiliate	17	(26)
Inventory	19	(9)
Accounts payable and accrued liabilities	(100)	(131)
Due to affiliates	(13)	(14)
Deferred revenue	(61)	(10)
Other, net	(3)	(7)
Other, net—affiliate	(4)	(2)
Net cash provided by operating activities	535	344

Cash flows from investing activities
Property, plant and equipment, net	(317)	(283)
Other	—	(1)
Net cash used in investing activities	(317)	(284)

Cash flows from financing activities
Debt issuance and other financing costs	(7)	—
Distributions to owners	(330)	(304)
Net cash used in financing activities	(337)	(304)

Net decrease in cash, cash equivalents and restricted cash	(119)	(244)
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,843	$1,297

Balances per Consolidated Balance Sheet:

March 31,
2020
Cash and cash equivalents	$1,734
Restricted cash	109
Total cash, cash equivalents and restricted cash	$1,843

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2019.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

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

As of March 31, 2020, Cheniere, Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public owned a 48.6%, 41.2% and 8.2% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, we had $109 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2020 and December 31, 2019, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
SPL trade receivable	$248	$283
Other accounts receivable	11	14
Total accounts and other receivables	$259	$297

NOTE 5—INVENTORY

As of March 31, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Natural gas	$11	$9
LNG	7	27
Materials and other	80	80
Total inventory	$98	$116

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,917	$16,894
LNG terminal construction-in-process	1,495	1,275
Accumulated depreciation	(1,943)	(1,807)
Total LNG terminal costs, net	16,469	16,362
Fixed assets
Fixed assets	29	27
Accumulated depreciation	(22)	(21)
Total fixed assets, net	7	6
Property, plant and equipment, net	$16,476	$16,368

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Depreciation expense was $137 million and $113 million during the three months ended March 31, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $48 million during the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.
NOTE 7—DERIVATIVE INSTRUMENTS

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	March 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(1)	$(8)	$49	$40	$3	$(3)	$24	$24

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$49	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.380) - $0.054 / 0.007

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$24	$(25)
Realized and mark-to-market gains:
Included in cost of sales	25	9
Purchases and settlements:
Purchases	1	—
Settlements	(3)	45
Transfers out of Level 3 (1)	2	—
Balance, end of period	$49	$29
Change in unrealized gains relating to instruments still held at end of period	$25	$9

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,231 TBtu and 3,663 TBtu as of March 31, 2020 and December 31, 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that SPL has with a related party.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative assets	$13	$17
Non-current derivative assets	41	32
Total derivative assets	54	49

Derivative liabilities	(12)	(9)
Non-current derivative liabilities	(2)	(16)
Total derivative liabilities	(14)	(25)

Derivative asset, net	$40	$24

(1)
Does not include collateral posted with counterparties by us of $6 million and $2 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of March 31, 2020.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three months ended March 31, 2020 and 2019 (in millions):

		Three Months Ended March 31,
	Consolidated Statement of Income Location (1)	2020	2019
Liquefaction Supply Derivatives gain	LNG revenues	$—	$1
Liquefaction Supply Derivatives gain	Cost of sales	21	76

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

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2020
Liquefaction Supply Derivatives	$56	$(2)	$54
Liquefaction Supply Derivatives	(15)	1	(14)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—OTHER NON-CURRENT ASSETS

As of March 31, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$86	$87
Advances and other asset conveyances to third parties to support LNG terminal	35	35
Tax-related prepayments and receivables	17	17
Information technology service prepayments	5	6
Advances made under EPC and non-EPC contracts	7	15
Other	6	8
Total other non-current assets, net	$156	$168

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Interest costs and related debt fees	$251	$241
Accrued natural gas purchases	224	325
LNG terminal and related pipeline costs	81	135
Other accrued liabilities	13	8
Total accrued liabilities	$569	$709

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$—	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
$1.2 billion SPL Working Capital Facility executed in 2020 (“2020 SPL Working Capital Facility”)	—	—
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	1,500
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
Unamortized premium, discount and debt issuance costs, net	(159)	(171)
Total long-term debt, net	15,591	17,579

Current debt:
2021 SPL Senior Notes	2,000	—
$1.2 billion SPL Working Capital Facility executed in 2015 (“2015 SPL Working Capital Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(4)	—
Total current debt	1,996	—

Total debt, net	$17,587	$17,579

2020 Material Debt Activities

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL (“SPL Revolving Loans”), swing line loans to SPL (“SPL Swing Line Loans”) and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL’s gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million.
Loans under the 2020 SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the 2020 SPL Working Capital Facility is 1.125% to 1.750% per annum (depending on the then-current rating of SPL), and the applicable margin for base rate loans under the 2020 SPL Working Capital Facility is 0.125% to 0.750% per annum (depending on the then-current rating of SPL). Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of SPL Revolving Loans, (2) letters of credit issued and (3) the outstanding principal amount of SPL Swing Line Loans. If draws are made upon a letter of credit issued under the 2020 SPL Working Capital Facility and SPL does not elect for such draw to be deemed an SPL LC Loan (an “SPL LC Draw”), SPL is required to pay the full amount of the SPL LC Draw on or prior to noon eastern time on the business day of the SPL LC Draw. An SPL LC Draw accrues interest at the base rate plus the applicable margin. As of March 31, 2020, no SPL LC Draws had been made upon any letters of credit issued under the 2020 SPL Working Capital Facility.

The 2020 SPL Working Capital Facility matures on March 19, 2025, but may be extended with consent of the lenders. The 2020 SPL Working Capital Facility provides for mandatory prepayments under customary circumstances.

The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL is restricted from making certain distributions under agreements governing its indebtedness generally until, among other requirements, satisfaction of a 12-month forward-looking and backward-looking 1.25:1.00 debt service reserve ratio test. The obligations of SPL under the 2020 SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Notes.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2020 (in millions):

	2020 SPL Working Capital Facility	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	414	—
Available commitment	$786	$750

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024

Restrictive Debt Covenants

As of March 31, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Total interest cost	$254	$235
Capitalized interest	(20)	(48)
Total interest expense, net	$234	$187

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$16,950	$15,762	$16,950	$18,320
2037 SPL Senior Notes (2)	800	709	800	934
Credit facilities (3)	—	—	—	—

(1)
Includes the SPL Senior Notes except the 2037 SPL Senior Notes and the CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
LNG revenues (1)	$1,449	$1,366
LNG revenues—affiliate	188	305
Regasification revenues	67	66
Other revenues	14	11
Total revenues from customers	1,718	1,748
Net derivative gains (2)	—	1
Total revenues	$1,718	$1,749

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. If contractually the customer cannot make up unexercised quantities in future periods, our performance obligation with respect to declined volumes is satisfied, and revenue associated with any unexercised quantities is generally recognized upon notice of customer cancellation.

(2)	See Note 7—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2020
Deferred revenues, beginning of period	$155
Cash received but not yet recognized	94
Revenue recognized from prior period deferral	(155)
Deferred revenues, end of period	$94

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$54.2	10	$55.0	10
Regasification revenues	2.3	5	2.4	5
Total revenues	$56.5		$57.4

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement contractually assigned to SPL from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 44% and 58% of our LNG revenues from contracts with a duration of over one year during the three months ended March 31, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three months ended March 31, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three months ended March 31, 2020 and 2019.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$182	$305
Contracts for Sale and Purchase of Natural Gas and LNG	6	—
Total LNG revenues—affiliate	188	305

Operating and maintenance expense—affiliate
Services Agreements	33	29

General and administrative expense—affiliate
Services Agreements	25	21

As of March 31, 2020 and December 31, 2019, we had $38 million and $105 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Services Agreements
As of March 31, 2020 and December 31, 2019, we had $146 million and $158 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Natural Gas Supply Agreement

SPL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project with a related party in the ordinary course of business. The term of the agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent. SPL did not have any deliveries under this contract during the three months ended March 31, 2020 and 2019.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $3 million and $2 million in due to affiliates and $19 million and $20 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of March 31, 2020 and December 31, 2019, respectively.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $1 million in each of the three months ended March 31, 2020 and 2019 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2020 and 2019.

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

NOTE 13—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On April 27, 2020, we declared a $0.64 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on May 15, 2020 to unitholders of record as of May 7, 2020 for the period from January 1, 2020 to March 31, 2020.

The two-class method dictates that net income for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income to be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income per unit (in millions, except per unit data).

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended March 31, 2020
Net income	$435
Declared distributions	336	223	87	6	20
Assumed allocation of undistributed net income (1)	$99	70	27	2	—
Assumed allocation of net income		$293	$114	$8	$20

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.84	$0.84

Three Months Ended March 31, 2019
Net income	$385
Declared distributions	310	210	81	6	13
Assumed allocation of undistributed net income (1)	$75	52	21	2	—
Assumed allocation of net income		$262	$102	$8	$13

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.75	$0.75

(1)
Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income.

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Customer A	28%	31%	21%	21%
Customer B	15%	19%	14%	13%
Customer C	15%	19%	28%	22%
Customer D	16%	22%	14%	13%
Customer E	*	—%	*	13%
Customer F	11%	—%	14%	14%

* Less than 10%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$211	$185

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $219 million and $330 million as of March 31, 2020 and 2019, respectively.

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION

Our CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL (the “Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the indenture governing the CQP Senior Notes. See Note 10—Debt in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019 for additional information regarding the CQP Senior Notes.

The following is condensed consolidating financial information for Cheniere Partners (“Parent Issuer”), the Guarantors on a combined basis and the Non-Guarantors on a combined basis. We have accounted for investments in subsidiaries using the equity method.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,731	$3	$—	$—	$1,734
Restricted cash	—	—	109	—	109
Accounts and other receivables	—	3	256	—	259
Accounts receivable—affiliate	—	24	38	(24)	38
Advances to affiliate	—	128	122	(104)	146
Inventory	—	13	85	—	98
Derivative assets	—	—	13	—	13
Other current assets	—	14	35	—	49
Other current assets—affiliate	—	2	21	(21)	2
Total current assets	1,731	187	679	(149)	2,448

Property, plant and equipment, net	79	2,451	13,972	(26)	16,476
Operating lease assets, net	—	88	20	(16)	92
Debt issuance costs, net	9	—	11	—	20
Non-current derivative assets	—	—	41	—	41
Investments in subsidiaries	3,168	718	—	(3,886)	—
Other non-current assets, net	—	18	138	—	156
Total assets	$4,987	$3,462	$14,861	$(4,077)	$19,233

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$—	$3	$5	$—	$8
Accrued liabilities	108	20	441	—	569
Current debt	—	—	1,996	—	1,996
Due to affiliates	3	120	35	(128)	30
Deferred revenue	—	22	72	—	94
Deferred revenue—affiliate	—	21	—	(21)	—
Current operating lease liabilities	—	6	—	—	6
Derivative liabilities	—	—	12	—	12
Total current liabilities	111	192	2,561	(149)	2,715

Long-term debt, net	4,056	—	11,535	—	15,591
Non-current operating lease liabilities	—	81	4	—	85
Non-current derivative liabilities	—	—	2	—	2
Other non-current liabilities	—	1	—	—	1
Other non-current liabilities—affiliate	—	20	15	(16)	19

Partners’ equity	820	3,168	744	(3,912)	820
Total liabilities and partners’ equity	$4,987	$3,462	$14,861	$(4,077)	$19,233

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,449	$—	$1,449
LNG revenues—affiliate	—	—	188	—	188
Regasification revenues	—	67	—	—	67
Regasification revenues—affiliate	—	67	—	(67)	—
Other revenues	—	14	—	—	14
Other revenues—affiliate	—	62	—	(62)	—
Total revenues	—	210	1,637	(129)	1,718

Operating costs and expenses
Cost of sales (excluding items shown separately below)	—	—	699	—	699
Cost of sales—affiliate	—	—	12	(12)	—
Operating and maintenance expense	—	13	139	—	152
Operating and maintenance expense—affiliate	—	33	113	(113)	33
General and administrative expense	1	—	1	—	2
General and administrative expense—affiliate	4	7	18	(4)	25
Depreciation and amortization expense	1	20	117	—	138
Impairment expense and loss on disposal of assets	—	5	—	—	5
Total operating costs and expenses	6	78	1,099	(129)	1,054

Income (loss) from operations	(6)	132	538	—	664

Other income (expense)
Interest expense, net of capitalized interest	(54)	(2)	(178)	—	(234)
Loss on modification or extinguishment of debt	—	—	(1)	—	(1)
Equity earnings of subsidiaries	490	360	—	(850)	—
Other income, net	5	—	1	—	6
Total other income (expense)	441	358	(178)	(850)	(229)

Net income	$435	$490	$360	$(850)	$435

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$—	$1,367	$—	$1,367
LNG revenues—affiliate	—	—	305	—	305
Regasification revenues	—	66	—	—	66
Regasification revenues—affiliate	—	66	—	(66)	—
Other revenues	—	11	—	—	11
Other revenues—affiliate	—	59	—	(59)	—
Total revenues	—	202	1,672	(125)	1,749

Operating costs and expenses
Cost of sales (excluding items shown separately below)	—	—	879	—	879
Cost of sales—affiliate	—	—	9	(9)	—
Operating and maintenance expense	—	28	110	—	138
Operating and maintenance expense—affiliate	—	33	107	(111)	29
General and administrative expense	1	1	1	—	3
General and administrative expense—affiliate	3	6	15	(3)	21
Depreciation and amortization expense	1	17	96	—	114
Impairment expense and loss on disposal of assets	—	—	2	—	2
Total operating costs and expenses	5	85	1,219	(123)	1,186

Income (loss) from operations	(5)	117	453	(2)	563

Other income (expense)
Interest expense, net of capitalized interest	(36)	(1)	(150)	—	(187)
Equity earnings of subsidiaries	422	308	—	(730)	—
Other income, net	4	—	5	—	9
Total other income (expense)	390	307	(145)	(730)	(178)

Net income	$385	$424	$308	$(732)	$385

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$490	$521	$374	$(850)	$535

Cash flows from investing activities
Property, plant and equipment, net	—	(24)	(293)	—	(317)
Investments in subsidiaries	(286)	(225)	—	511	—
Return of capital	79	11	—	(90)	—
Net cash used in investing activities	(207)	(238)	(293)	421	(317)

Cash flows from financing activities
Debt issuance and other financing costs	—	—	(7)	—	(7)
Distributions to parent	—	(568)	(371)	939	—
Contributions from parent	—	285	225	(510)	—
Distributions to owners	(330)	—	—	—	(330)
Net cash used in financing activities	(330)	(283)	(153)	429	(337)

Net decrease in cash, cash equivalents and restricted cash	(47)	—	(72)	—	(119)
Cash, cash equivalents and restricted cash—beginning of period	1,778	3	181	—	1,962
Cash, cash equivalents and restricted cash—end of period	$1,731	$3	$109	$—	$1,843

Balances per Condensed Consolidating Balance Sheet:

	March 31, 2020
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,731	$3	$—	$—	$1,734
Restricted cash	—	—	109	—	109
Total cash, cash equivalents and restricted cash	$1,731	$3	$109	$—	$1,843

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

•
statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Impact of COVID-19 and Market Environment

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Operational

•	As of April 27, 2020, more than 975 cumulative LNG cargoes totaling over 65 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•
In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of approximately 0.8% in 2020 compared to the implied 4.7% pre-COVID-19 year-over-year growth estimate. While worldwide demand increased by approximately 10% during the three months ended March 31, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future quarters as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $3.35 during the quarter ended March 31, 2020, 51% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $4.82 during the three months ended March 31, 2020, 43% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which our customers have notified us they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. Revenue associated with canceled LNG cargoes is generally recognized upon notice of customer cancellation. During the three months ended March 31, 2020, we recognized revenue of approximately $16 million associated with canceled LNG cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began utilizing temporary on-site housing for its workforce at our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for on-site housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs, which Cheniere expects to continue until the risks associated with the COVID-19 pandemic diminish. As of April 28, 2020, we have incurred approximately $17 million of such costs.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$1,734	$1,781
Restricted cash designated for the following purposes:
Liquefaction Project	109	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	786	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

CQP Senior Notes

The $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) and $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture, the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture. The indentures governing the CQP Senior Notes contain customary terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both March 31, 2020 and December 31, 2019, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of March 31, 2020:

Train 6
Overall project completion percentage	53.9%
Completion percentage of:
Engineering	93.8%
Procurement	78.4%
Subcontract work	39.5%
Construction	15.0%
Date of expected substantial completion	1H 2023

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

An application was filed in September 2019 seeking authorization to make additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing SPL to export to FTA countries related to this application, but has not yet issued an order authorizing SPL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately

75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2020, SPL had secured up to approximately 5,300 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of March 31, 2020, we have incurred $1.3 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended March 31, 2020 and 2019, SPL recorded $32 million and $7.5 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from us. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility, 2019 CQP Credit Facilities, cash flows from operations and equity contributions from us, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	414	414
Available commitments under credit facilities (3)	1,536	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

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

(2)
Includes outstanding balances under the 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)	Consists of 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings under its convertible notes, which may be used for the Sabine Pass LNG Terminal.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019.

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
Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL’s gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of March 31, 2020, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

The 2020 SPL Working Capital Facility matures on March 19, 2025, but may be extended with consent of the lenders. The 2020 SPL Working Capital Facility provides for mandatory prepayments under customary circumstances.

The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL is restricted from making certain distributions under agreements governing its indebtedness generally until, among other requirements, satisfaction of a 12-month forward-looking and backward-looking 1.25:1.00 debt service reserve ratio test. The obligations of SPL under the 2020 SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Notes.

Restrictive Debt Covenants

As of March 31, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2020	2019
Operating cash flows	$535	$344
Investing cash flows	(317)	(284)
Financing cash flows	(337)	(304)

Net decrease in cash, cash equivalents and restricted cash	(119)	(244)
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,843	$1,297

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2020 and 2019 were $535 million and $344 million, respectively. The $191 million increase in operating cash inflows was primarily related to increased cash receipts from the sale of LNG cargoes as a result of Train 5 that became operational at the Liquefaction Project in March 2019.

Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2020 and 2019 were $317 million and $284 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows of $337 million during the three months ended March 31, 2020 were primarily a result of:

•	$330 million of distributions to unitholders; and

•	$7 million of debt issuance costs related to the up-front fees paid upon the refinancing of the 2020 SPL Working Capital Facility.
Financing cash net outflows of $304 million during the three months ended March 31, 2019 were a result of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2020 and 2019:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights

February 14, 2020	October 1- December 31, 2019	$0.63	$0.63	$220	$85	$6	$18
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

On April 27, 2020, we declared a $0.64 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on May 15, 2020 to unitholders of record as of May 7, 2020 for the period from January 1, 2020 to March 31, 2020.

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

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the three months ended March 31, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the three months ended March 31, 2020 and 2019:
Our consolidated net income was $435 million, or $0.84 per common unit (basic and diluted), in the three months ended March 31, 2020, compared to $385 million, or $0.75 per common unit (basic and diluted), in the three months ended March 31, 2019. This $50 million increase in net income was primarily a result of increased gross margins due to higher volumes of LNG sold, partially offset by increases in (1) interest expense, net of capitalized interest, (2) operating and maintenance expense and (3) depreciation and amortization expense.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions economically hedged receive accrual accounting treatment, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2020	2019	Change
LNG revenues	$1,449	$1,367	$82
LNG revenues—affiliate	188	305	(117)
Regasification revenues	67	66	1
Other revenues	14	11	3
Total revenues	$1,718	$1,749	$(31)

LNG volumes recognized as revenues (in TBtu)	327	263	64

Total revenues decreased during the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily as a result of decreased revenues per MMBtu, partially offset by increased volumes recognized as revenues between the periods. LNG revenues during the three months ended March 31, 2020 also included $16 million in revenues attributable to LNG cargoes contractually canceled by our customers, for which revenue is generally recognized upon notice of customer cancellation. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG, that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $56 million and $45 million during the three months ended March 31, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Cost of sales	$699	$879	$(180)
Operating and maintenance expense	152	138	14
Operating and maintenance expense—affiliate	33	29	4
General and administrative expense	2	3	(1)
General and administrative expense—affiliate	25	21	4
Depreciation and amortization expense	138	114	24
Impairment expense and loss on disposal of assets	5	2	3
Total operating costs and expenses	$1,054	$1,186	$(132)

Our total operating costs and expenses decreased during the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily as a result of decreased cost of sales from lower pricing of natural gas feedstock, partially offset by increased TUA reservation charges due to Total under the partial TUA assignment agreement and increased depreciation and amortization expense as Train 5 of the Liquefaction Project became operational in March 2019.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily due to decrease in pricing of natural gas feedstock between the periods, which in turn was partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of Train 5 of the Liquefaction Project that was operational for one of the three months ended March 31, 2019 compared to all three months ended March 31, 2020. Partially offsetting the decrease in cost of natural gas feedstock was decreased derivative gains from our economic hedges to secure natural gas feedstock for the Liquefaction Project, primarily due to relative shifts in long-term forward prices between the periods.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three months ended March 31, 2020 from the three months ended March 31, 2019 was primarily related to increased TUA reservation charges due to Total under the partial TUA assignment agreement, and increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Partially offsetting these increases was a decrease in third-party service and maintenance contract costs, as the three months ended March 31, 2019 included increased cost of turnaround and related activities at the Liquefaction Project, that did not recur in the comparable period of 2020. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2020 from the three months ended March 31, 2019, as the assets related to Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Interest expense, net of capitalized interest	$234	$187	$47
Loss on modification or extinguishment of debt	1	—	1
Other income, net	(6)	(9)	3
Total other expense	$229	$178	$51

Interest expense, net of capitalized interest, increased during the three months ended March 31, 2020 from the three months ended March 31, 2019 as a result of (1) a decrease in the portion of total interest costs that is eligible for capitalization as Train 5 of the Liquefaction Project completed construction in March 2019 and (2) higher interest costs as a result of the issuance of the 2029 CQP Senior Notes in September 2019. During the three months ended March 31, 2020 and 2019, we incurred $254 million and $235 million of total interest cost, respectively, of which we capitalized $20 million and $48 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$40	$—	$24	$1

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects.

The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Additionally, recent disputes over production levels between members of the Organization of Petroleum Exporting Countries and other oil producing countries has resulted in increased volatility in oil and natural gas prices.

The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, business and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates, the demand for oil and natural gas, levels of consumer confidence and the post-pandemic pace of recovery.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein and in our annual report on Form 10-K for the year ended December 31, 2019. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 outbreak or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the outbreak of COVID-19.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of March 31, 2020, SPL had SPAs with eight third-party customers and SPLNG had TUAs with two third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA or TUA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers. Additionally, some customers have indicated to us that COVID-19 has begun to impact their operations and/or may impact their operations in the future. Some of our SPA customers’ primary countries of business have experienced a significant number of COVID-19 cases and/or have been subject to government imposed lockdown or quarantine measures. Although we believe that impacts of the COVID-19 pandemic on LNG regasification facilities, downstream markets and broader energy demand do not constitute valid force majeure claims under our FOB LNG SPAs, if any significant customer fails to perform its obligations under its SPA or TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the agreement.

Cost overruns and delays in the completion of Train 6 or any future Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of Train 6 and any future Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give our EPC contractor the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

The outbreak of COVID-19 and the resulting actions taken by governmental and regulatory authorities to prevent the spread of COVID-19 may cause a slow-down in the construction of one or more Trains. Our EPC contractor has advised us of voluntary proactive measures it is taking to protect employees and to mitigate risks associated with COVID-19, however, it has not indicated that there will be any changes to the project cost or schedule and is still performing its obligations under its EPC contract. While the construction of Train 6 is continuing, if there was a major outbreak of COVID-19 at any construction site or the implementation of restrictions by the government that prevented construction for an extended period, we could experience significant delays in the construction of one or more Trains.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to our existing EPC contract or any future EPC contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the Liquefaction Project is fully constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facilities at the Sabine Pass LNG terminal are critical infrastructure and have continued to operate during the outbreak, which means that Cheniere must keep its employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, Cheniere has taken extra precautionary measures to protect the continued safety and welfare of its employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate. The measures taken to prevent an outbreak at our facilities have resulted in increased costs. If a large number of Cheniere’s employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, among SPL, as borrower, certain subsidiaries of SPL, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 23, 2020)

10.2
Third Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 23, 2020)

10.3
Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 23, 2020)

10.4*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00013 Cost to Comply with SPL FTZ (FTZ entries, bonded transports and receipts for AG Pipe Spools Only), dated February 10, 2020, (ii) the Change Order CO-00014 Permanent Access Road to Third Berth, dated February 10, 2020, (iii) the Change Order CO-00015 Modifications to Schedule Bonus Language, dated February 10, 2020, (iv) the Change Order CO-00016 LNG Berth 3 LNTP No 3, dated January 31, 2020 and (v) the Change Order CO-00017 Construction Doc Fender Guards and LP Fuel Gas Overpressure Interlock, dated March 18, 2020

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	April 29, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 29, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)