Form 10-Q
period 2020-06-30
Cheniere Energy Partners, L.P.
filed 2020-08-06
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 31, 2020, the registrant had 348,632,792 common units and 135,383,831 subordinated units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,341	$1,781
Restricted cash	167	181
Accounts and other receivables, net	291	297
Accounts receivable—affiliate	2	105
Advances to affiliate	140	158
Inventory	101	116
Derivative assets	20	17
Other current assets	100	51
Other current assets—affiliate	1	1
Total current assets	2,163	2,707

Property, plant and equipment, net	16,584	16,368
Operating lease assets, net	97	94
Debt issuance costs, net	19	15
Non-current derivative assets	37	32
Other non-current assets, net	157	168
Total assets	$19,057	$19,384

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$12	$40
Accrued liabilities	410	709
Due to affiliates	36	46
Deferred revenue	22	155
Deferred revenue—affiliate	—	1
Current operating lease liabilities	7	6
Derivative liabilities	6	9
Total current liabilities	493	966

Long-term debt, net	17,566	17,579
Non-current operating lease liabilities	90	87
Non-current derivative liabilities	1	16
Other non-current liabilities	1	1
Other non-current liabilities—affiliate	18	20

Partners’ equity
Common unitholders’ interest (348.6 million units issued and outstanding at June 30, 2020 and December 31, 2019)	1,943	1,792
Subordinated unitholders’ interest (135.4 million units issued and outstanding at June 30, 2020 and December 31, 2019)	(937)	(996)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at June 30, 2020 and December 31, 2019)	(118)	(81)
Total partners’ equity	888	715
Total liabilities and partners’ equity	$19,057	$19,384

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$1,332	$1,171	$2,781	$2,538
LNG revenues—affiliate	61	455	249	760
Regasification revenues	68	67	135	133
Other revenues	9	12	23	23
Total revenues	1,470	1,705	3,188	3,454

Operating costs and expenses
Cost of sales (excluding items shown separately below)	398	880	1,097	1,759
Cost of sales—affiliate	5	—	5	—
Operating and maintenance expense	165	162	317	300
Operating and maintenance expense—affiliate	48	37	81	66
General and administrative expense	8	3	10	6
General and administrative expense—affiliate	24	27	49	48
Depreciation and amortization expense	138	138	276	252
Impairment expense and loss on disposal of assets	—	3	5	5
Total operating costs and expenses	786	1,250	1,840	2,436

Income from operations	684	455	1,348	1,018

Other income (expense)
Interest expense, net of capitalized interest	(236)	(230)	(470)	(417)
Loss on modification or extinguishment of debt	(42)	—	(43)	—
Other income, net	—	7	6	16
Total other expense	(278)	(223)	(507)	(401)

Net income	$406	$232	$841	$617

Basic and diluted net income per common unit	$0.78	$0.44	$1.62	$1.19

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	348.6	348.6	348.6	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.63/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.63/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	1,879	135.4	(962)	9.9	(97)	820
Net income	—	287	—	111	—	8	406
Distributions
Common units, $0.64/unit	—	(223)	—	—	—	—	(223)
Subordinated units, $0.64/unit	—	—	—	(86)	—	—	(86)
General partner units	—	—	—	—	—	(29)	(29)
Balance at June 30, 2020	348.6	$1,943	135.4	$(937)	9.9	$(118)	$888

Three and Six Months Ended June 30, 2019
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	272	—	105	—	8	385
Distributions
Common units, $0.59/unit	—	(206)	—	—	—	—	(206)
Subordinated units, $0.59/unit	—	—	—	(80)	—	—	(80)
General partner units	—	—	—	—	—	(18)	(18)
Balance at March 31, 2019	348.6	1,872	135.4	(965)	9.9	(26)	881
Net income	—	164	—	64	—	4	232
Distributions
Common units, $0.60/unit	—	(209)	—	—	—	—	(209)
Subordinated units, $0.60/unit	—	—	—	(81)	—	—	(81)
General partner units	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	348.6	$1,827	135.4	$(982)	9.9	$(44)	$801

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$841	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	276	252
Amortization of debt issuance costs, premium and discount	17	14
Loss on modification or extinguishment of debt	43	—
Total gains on derivatives, net	(29)	(84)
Net cash provided by settlement of derivative instruments	3	7
Impairment expense and loss on disposal of assets	5	5
Other	7	5
Changes in operating assets and liabilities:
Accounts and other receivables, net	6	70
Accounts receivable—affiliate	103	(52)
Advances to affiliate	14	(25)
Inventory	14	(4)
Accounts payable and accrued liabilities	(242)	(123)
Due to affiliates	(8)	(2)
Deferred revenue	(133)	7
Other, net	(40)	(44)
Other, net—affiliate	(3)	(3)
Net cash provided by operating activities	874	640

Cash flows from investing activities
Property, plant and equipment, net	(581)	(585)
Other	—	(1)
Net cash used in investing activities	(581)	(586)

Cash flows from financing activities
Proceeds from issuances of debt	1,995	649
Repayments of debt	(2,000)	—
Debt issuance and other financing costs	(34)	(19)
Debt extinguishment costs	(39)	—
Distributions to owners	(668)	(616)
Other	(1)	3
Net cash provided by (used in) financing activities	(747)	17

Net increase (decrease) in cash, cash equivalents and restricted cash	(454)	71
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,508	$1,612

Balances per Consolidated Balance Sheet:

June 30,
2020
Cash and cash equivalents	$1,341
Restricted cash	167
Total cash, cash equivalents and restricted cash	$1,508

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers and an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

The holders of common units have the right to receive initial quarterly distributions of $0.425 per common unit, plus any arrearages thereon, before any distribution is made to the holders of the subordinated units. The holders of subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distribution requirement for our common unitholders and general partner and certain reserves.  In July 2020, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units will be met under the terms of the partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units will be automatically converted into common units on a one-for-one basis and the subordination period will be terminated.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Although common unitholders are not obligated to fund losses of the Partnership, its capital account, which would be considered in allocating the net assets of the Partnership were it to be liquidated, continues to share in losses.

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

As of June 30, 2020, Cheniere, Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public owned a 48.6%, 41.2% and 8.2% interest in us, respectively. Cheniere’s ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we had $167 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
SPL trade receivable	$245	$283
Other accounts receivable	46	14
Total accounts and other receivables, net	$291	$297

NOTE 5—INVENTORY

As of June 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Natural gas	$12	$9
LNG	6	27
Materials and other	83	80
Total inventory	$101	$116

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,899	$16,894
LNG terminal construction-in-process	1,756	1,275
Accumulated depreciation	(2,078)	(1,807)
Total LNG terminal costs, net	16,577	16,362
Fixed assets
Fixed assets	29	27
Accumulated depreciation	(22)	(21)
Total fixed assets, net	7	6
Property, plant and equipment, net	$16,584	$16,368

Depreciation expense was $137 million during both the three months ended June 30, 2020 and 2019 and $274 million and $250 million during the six months ended June 30, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $48 million during the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.
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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	June 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$3	$(4)	$51	$50	$3	$(3)	$24	$24

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of June 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$51	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.172 / $0.008

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$49	$29	$24	$(25)
Realized and mark-to-market gains:
Included in cost of sales	4	3	32	16
Purchases and settlements:
Purchases	(1)	1	—	—
Settlements	(1)	1	(6)	43
Transfers out of Level 3 (1)	—	—	1	—
Balance, end of period	$51	$34	$51	$34
Change in unrealized gains relating to instruments still held at end of period	$4	$3	$32	$16

(1)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 9 years, some of which commence upon the satisfaction of certain events or states of affairs.

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 4,808 TBtu and 3,663 TBtu as of June 30, 2020 and December 31, 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that SPL has with a related party.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	June 30, 2020	December 31, 2019
Derivative assets	$20	$17
Non-current derivative assets	37	32
Total derivative assets	57	49

Derivative liabilities	(6)	(9)
Non-current derivative liabilities	(1)	(16)
Total derivative liabilities	(7)	(25)

Derivative asset, net	$50	$24

(1)
Does not include collateral posted with counterparties by us of $2 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of both June 30, 2020 and December 31, 2019. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of June 30, 2020.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three and six months ended June 30, 2020 and 2019 (in millions):

	Consolidated Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives gain (loss)	LNG revenues	$(4)	$—	$(4)	$1
Liquefaction Supply Derivatives gain	Cost of sales	12	7	33	83

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2020
Liquefaction Supply Derivatives	$62	$(5)	$57
Liquefaction Supply Derivatives	(10)	3	(7)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—OTHER NON-CURRENT ASSETS

As of June 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$86	$87
Advances and other asset conveyances to third parties to support LNG terminal	34	35
Tax-related prepayments and receivables	17	17
Information technology service prepayments	6	6
Advances made under EPC and non-EPC contracts	6	15
Other	8	8
Total other non-current assets, net	$157	$168

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Interest costs and related debt fees	$205	$241
Accrued natural gas purchases	122	325
LNG terminal and related pipeline costs	66	135
Other accrued liabilities	17	8
Total accrued liabilities	$410	$709

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$—	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
4.500% Senior Secured Notes due 2030 (“2030 SPL Senior Notes”)	2,000	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
$1.2 billion SPL Working Capital Facility executed in 2020 (“2020 SPL Working Capital Facility”)	—	—
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	1,500
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
Unamortized premium, discount and debt issuance costs, net	(184)	(171)
Total long-term debt, net	17,566	17,579

Current debt:
$1.2 billion SPL Working Capital Facility executed in 2015 (“2015 SPL Working Capital Facility”)	—	—
Total debt, net	$17,566	$17,579

2020 Material Debt Activities

2030 SPL Senior Notes

In May 2020, SPL issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes. The proceeds of the notes, along with cash on hand, were used to redeem all of SPL’s outstanding 2021 SPL Senior Notes, resulting in the recognition of debt extinguishment costs of $43 million for the three and six months ended June 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

The 2030 SPL Senior Notes mature on May 15, 2030 and accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears. The 2030 SPL Senior Notes are governed by the same base indenture (the “SPL Indenture”) as all other series of the SPL senior notes (collectively, the “SPL Senior Notes”), except for the 2037 SPL Senior Notes, and are further governed by the Eighth Supplemental Indenture and the Eleventh Supplemental Indenture (together with the SPL Indenture, the “2030 SPL Notes Indenture”). The 2030 SPL Notes Indenture contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions, transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, sell assets, enter into transactions with affiliates and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of SPL’s assets and enter into certain LNG sales contracts.

The 2030 SPL Senior Notes are SPL’s senior secured obligation, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

At any time prior to November 15, 2029, SPL may redeem all or a part of the 2030 SPL Senior Notes at a redemption price equal to the ‘make-whole’ price set forth in the Eleventh Supplemental Indenture, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time on or after November 15, 2029, redeem the 2030 SPL Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the 2030 SPL Senior Notes offering, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the SPL Registration Rights Agreement, SPL and any future guarantors of the 2030 SPL Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2030 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, SPL has agreed to cause to become effective a shelf registration statement relating to resales of the 2030 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2030 SPL Senior Notes if it fails to comply with its obligations to register the 2030 SPL Senior Notes within the specified time period.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL (“SPL Revolving Loans”), swing line loans to SPL (“SPL Swing Line Loans”) and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million.
Loans under the 2020 SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 1%), plus the applicable margin. The applicable margin for LIBOR loans under the 2020 SPL Working Capital Facility is 1.125% to 1.750% per annum (depending on the then-current rating of SPL), and the applicable margin for base rate loans under the 2020 SPL Working Capital Facility is 0.125% to 0.750% per annum (depending on the then-current rating of SPL). Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. Interest on loans deemed to be made in connection with a draw upon a letter of credit is due and payable on the date the loan becomes due.

SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of SPL Revolving Loans, (2) letters of credit issued and (3) the outstanding principal amount of SPL Swing Line Loans. If draws are made upon a letter of credit issued under the 2020 SPL Working Capital Facility and SPL does not elect for such draw to be deemed an SPL LC Loan (an “SPL LC Draw”), SPL is required to pay the full amount of the SPL LC Draw on or prior to noon eastern time on the business day of the SPL LC Draw. An SPL LC Draw accrues interest at the base rate plus the applicable margin. As of June 30, 2020, no SPL LC Draws had been made upon any letters of credit issued under the 2020 SPL Working Capital Facility.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2020 (in millions):

	2020 SPL Working Capital Facility	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	409	—
Available commitment	$791	$750

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024

Restrictive Debt Covenants

As of June 30, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total interest cost	$259	$237	$513	$472
Capitalized interest	(23)	(7)	(43)	(55)
Total interest expense, net of capitalized interest	$236	$230	$470	$417

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$16,950	$18,416	$16,950	$18,320
2037 SPL Senior Notes (2)	800	948	800	934
Credit facilities (3)	—	—	—	—

(1)
Includes (1) the SPL Senior Notes except the 2037 SPL Senior Notes and (2) the 2025 CQP Senior Notes, 2026 CQP Senior Notes and 2029 CQP Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues (1)	$1,336	$1,171	$2,785	$2,537
LNG revenues—affiliate	61	455	249	760
Regasification revenues	68	67	135	133
Other revenues	9	12	23	23
Total revenues from customers	1,474	1,705	3,192	3,453
Net derivative gains (losses) (2)	(4)	—	(4)	1
Total revenues	$1,470	$1,705	$3,188	$3,454

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and six months ended June 30, 2020 included $388 million and $404 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

(2)	See Note 7—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2020
Deferred revenues, beginning of period	$155
Cash received but not yet recognized	22
Revenue recognized from prior period deferral	(155)
Deferred revenues, end of period	$22

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.3	9	$55.0	10
Regasification revenues	2.3	5	2.4	5
Total revenues	$55.6		$57.4

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 29% and 53% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2020 and 2019, respectively, and approximately 37% and 55% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers.

We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$59	$455	$241	$760
Contracts for Sale and Purchase of Natural Gas and LNG	2	—	8	—
Total LNG revenues—affiliate	61	455	249	760

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	5	—	5	—

Operating and maintenance expense—affiliate
Services Agreements	48	37	81	66

General and administrative expense—affiliate
Services Agreements	24	27	49	48

As of June 30, 2020 and December 31, 2019, we had $2 million and $105 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

Services Agreements
As of June 30, 2020 and December 31, 2019, we had $140 million and $158 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $4 million and $2 million in due to affiliates and $18 million and $20 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of June 30, 2020 and December 31, 2019, respectively.

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

SPL has an agreement with CCL that allows them to sell and purchase natural gas from each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. Natural gas sold under this agreement is recorded as LNG revenues—affiliate.

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $2 million during both the three months ended June 30, 2020 and 2019, respectively, and $3 million during both the six months ended June 30, 2020 and 2019 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2020 and 2019.

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

NOTE 13—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On July 28, 2020, we declared a $0.645 distribution per common unit and subordinated unit and the related distribution to our general partner and IDR holders to be paid on August 14, 2020 to unitholders of record as of August 7, 2020 for the period from April 1, 2020 to June 30, 2020. Additionally, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units will be met under the terms of the partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units will be automatically converted into common units on a one-for-one basis and the subordination period will be terminated.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended June 30, 2020
Net income	$406
Declared distributions	341	225	87	7	22
Assumed allocation of undistributed net income (1)	$65	46	18	1	—
Assumed allocation of net income		$271	$105	$8	$22

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit (2)		$0.78	$0.78

Three Months Ended June 30, 2019
Net income	$232
Declared distributions	316	211	83	7	15
Assumed allocation of undistributed net loss (1)	$(84)	(58)	(24)	(2)	—
Assumed allocation of net income		$153	$59	$5	$15

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.44	$0.44

Six Months Ended June 30, 2020
Net income	$841
Declared distributions	678	448	174	14	42
Assumed allocation of undistributed net income (1)	$163	115	45	3	—
Assumed allocation of net income		$563	$219	$17	$42

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.62	$1.62

Six Months Ended June 30, 2019
Net income	$617
Declared distributions	626	421	164	13	28
Assumed allocation of undistributed net loss (1)	$(9)	(6)	(3)	—	—
Assumed allocation of net income		$415	$161	$13	$28

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.19	$1.19

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net balances of 10% or greater of total accounts receivable, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	25%	30%	26%	30%	12%	21%
Customer B	15%	20%	15%	19%	*	13%
Customer C	17%	19%	16%	19%	27%	22%
Customer D	16%	23%	16%	23%	17%	13%
Customer E	*	—%	*	—%	10%	13%
Customer F	11%	*	11%	*	15%	14%

* Less than 10%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$483	$355

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $208 million and $690 million as of June 30, 2020 and 2019, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Operational

•	As of July 31, 2020, more than 1,025 cumulative LNG cargoes totaling over 70 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•
In May 2020, SPL issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”). Net proceeds of the offering, along with cash on hand, were used to redeem all of SPL’s outstanding 5.625% Senior Notes due 2021 (the “2021 SPL Senior Notes”).

•
In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 5% during the six months ended June 30, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future months as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $1.76 during the three months ended June 30, 2020, 60% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $2.68 during the three months ended June 30, 2020, 50% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which customers have notified us that they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in certain cases moderate, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. As of June 30, 2020, we have incurred approximately $35 million of such costs.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$1,341	$1,781
Restricted cash designated for the following purposes:
Liquefaction Project	167	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	791	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

CQP Senior Notes

The $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) and $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture, the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

The CQP Guarantors’ guarantees are full and unconditional, subject to certain release provisions including (1) the sale, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the CQP Guarantors, (2) upon the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from its guarantee obligations and (4) upon the legal defeasance or satisfaction and discharge of obligations under the indenture governing the CQP Senior Notes. In the event of a default in payment of the principal or interest by us, whether at maturity of the CQP Senior Notes or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the CQP Guarantors to enforce the guarantee.

The rights of holders of the CQP Senior Notes against the CQP Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of the CQP Guarantors. Moreover, this provision may not be effective to protect the guarantee from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.

The following tables include summarized financial information of Cheniere Partners (“Parent Issuer”), and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to the any claims by the Non-Guarantors’ creditors, including trade creditors. See Sabine Pass LNG Terminal—SPL Senior Notes for additional detail on restrictions of Non-Guarantor debt.

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,341	$1,781
Accounts receivable from Non-Guarantors	28	43
Other current assets	42	33
Current assets—affiliate	132	145
Total current assets	1,543	2,002

Property, plant and equipment, net	2,523	2,533
Other non-current assets, net	119	122
Total assets	$4,185	$4,657

LIABILITIES
Current liabilities
Due to affiliates	$134	$158
Deferred revenue from Non-Guarantors	21	21
Deferred revenue—affiliate	—	1
Other current liabilities	113	111
Other current liabilities from Non-Guarantors	1	—
Total current liabilities	269	291

Long-term debt, net	4,057	4,055
Other non-current liabilities	86	83
Non-current liabilities—affiliate	18	20
Total liabilities	$4,430	$4,449

Summarized Statement of Income (in millions)	Six Months Ended June 30, 2020

Revenues	$157
Revenues from Non-Guarantors	266
Total revenues	423

Operating costs and expenses	87
Operating costs and expenses—affiliate	103
Total operating costs and expenses	190

Income from operations	233
Net income	126

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both June 30, 2020 and December 31, 2019, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of June 30, 2020:

Train 6
Overall project completion percentage	63.9%
Completion percentage of:
Engineering	96.5%
Procurement	91.1%
Subcontract work	44.3%
Construction	25.3%
Date of expected substantial completion	2H 2022

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2020, SPL had secured up to approximately 4,855 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 9 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2020, we have incurred $1.6 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2020 and 2019, SPL recorded $33 million and $32 million, respectively, and during the six months ended June 30, 2020 and 2019, SPL recorded $65 million and $40 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	409	414
Available commitments under credit facilities (3)	1,541	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)
Includes SPL’s 2021 SPL Senior Notes, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 2030 SPL Senior Notes and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.

(2)
Includes outstanding balances under the 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)	Consists of 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

SPL Senior Notes

In May 2020, SPL issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes. The 2030 SPL Senior Notes accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears.

The SPL Senior Notes are governed by a common indenture (the “SPL Indenture”) and the terms of the 2037 SPL Senior Notes are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2030 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2030 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
Both the 2037 SPL Senior Notes Indenture and the SPL Indenture include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

In connection with the closing of the 2030 SPL Senior Notes offering, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the SPL Registration Rights Agreement, SPL and any future guarantors of the 2030 SPL Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2030 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, SPL has agreed to cause to become effective a shelf registration statement relating to resales of the 2030 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2030 SPL Senior Notes if it fails to comply with its obligations to register the 2030 SPL Senior Notes within the specified time period.

2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of June 30, 2020, SPL had $791 million of available commitments, $409 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of June 30, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2020	2019
Operating cash flows	$874	$640
Investing cash flows	(581)	(586)
Financing cash flows	(747)	17

Net increase (decrease) in cash, cash equivalents and restricted cash	(454)	71
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,508	$1,612

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2020 and 2019 were $874 million and $640 million, respectively. The $234 million increase in operating cash inflows was primarily related to increased revenues related to LNG cargoes for which customers have notified us that they will not take delivery.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2020 and 2019 were $581 million and $586 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows of $747 million during the six months ended June 30, 2020 were primarily a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which was used to redeem all of the outstanding 2021 SPL Senior Notes;

•	$39 million of debt extinguishment costs related to the redemption of the 2021 SPL Senior Notes;

•	$34 million of debt issuance costs related to up-front fees paid upon closing of the 2030 SPL Senior Notes and the 2020 SPL Working Capital Facility; and

•	$668 million of distributions to unitholders.

Financing cash net inflows of $17 million during the six months ended June 30, 2019 was primarily a result of $649 million of borrowings under the 2019 CQP Credit Facilities partially offset by $616 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three and six months ended June 30, 2020 and 2019:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
May 15, 2020	January 1 - March 31, 2020	$0.64	$0.64	$223	$86	$7	$20
February 14, 2020	October 1- December 31, 2019	0.63	0.63	220	85	6	18

May 15, 2019	January 1 - March 31, 2019	0.60	0.60	209	81	6	13
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

On July 28, 2020, we declared a $0.645 distribution per common unit and subordinated unit and the related distribution to our general partner and incentive distribution right holders to be paid on August 14, 2020 to unitholders of record as of August 7, 2020 for the period from April 1, 2020 to June 30, 2020.

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development. In July 2020, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units will be met under the terms of the partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units will be automatically converted into common units on a one-for-one basis and the subordination period will be terminated.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the six months ended June 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the six months ended June 30, 2020 and 2019:
Our consolidated net income was $406 million, or $0.78 per common unit (basic and diluted), in the three months ended June 30, 2020, compared to $232 million, or $0.44 per common unit (basic and diluted), in the three months ended June 30, 2019. This $174 million increase in net income was primarily a result of accelerated revenues recognized from LNG cargoes for which customers have notified us that they will not take delivery, partially offset by an increase in loss on modification or extinguishment of debt.

Our consolidated net income was $841 million, or $1.62 per common unit (basic and diluted), in the six months ended June 30, 2020, compared to $617 million, or $1.19 per common unit (basic and diluted), in the six months ended June 30, 2019. This $224 million increase in net income was primarily a result of accelerated revenues recognized from LNG cargoes for which customers have notified us that they will not take delivery, partially offset by increases in (1) interest expense, net of capitalized interest, (2) loss on modification or extinguishment of debt, (3) operating and maintenance expense (including affiliate) and (4) depreciation and amortization expense.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$1,332	$1,171	$161	$2,781	$2,538	$243
LNG revenues—affiliate	61	455	(394)	249	760	(511)
Regasification revenues	68	67	1	135	133	2
Other revenues	9	12	(3)	23	23	—
Total revenues	$1,470	$1,705	$(235)	$3,188	$3,454	$(266)

LNG volumes recognized as revenues (in TBtu)	207	305	(98)	534	568	(34)

Total revenues decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily as a result of decreased revenues per MMBtu delivered and decreased volumes recognized as revenues between the periods. These decreases were partially offset by revenues associated with LNG cargoes for which customers have notified us that they will not take delivery. LNG revenues during the three and six months ended June 30, 2020 included $388 million and $404 million, respectively, in such revenues, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. As we have recognized accelerated revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, we may expect decreased revenues in future periods for which the deliveries would have occurred. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $41 million and $34 million during the three months ended June 30, 2020 and 2019, respectively, and $81 million and $79 million during the six months ended June 30, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$398	$880	$(482)	$1,097	$1,759	$(662)
Cost of sales—affiliate	5	—	5	5	—	5
Operating and maintenance expense	165	162	3	317	300	17
Operating and maintenance expense—affiliate	48	37	11	81	66	15
General and administrative expense	8	3	5	10	6	4
General and administrative expense—affiliate	24	27	(3)	49	48	1
Depreciation and amortization expense	138	138	—	276	252	24
Impairment expense and loss on disposal of assets	—	3	(3)	5	5	—
Total operating costs and expenses	$786	$1,250	$(464)	$1,840	$2,436	$(596)

Our total operating costs and expenses decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily as a result of decreased cost of sales from lower volumes and pricing of natural gas feedstock.
Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended June 30, 2020 from the three months ended June 30, 2019, due to decreases in both pricing and volumes of natural gas feedstock during the periods, whereas the decrease during the six months ended June 30, 2020 from the six months ended June 30, 2019 was primarily due to the decrease in pricing of natural gas feedstock between the periods. Partially offsetting the decrease in cost of natural gas feedstock between the six months periods was decreased gains from commodity derivatives to secure natural gas feedstock for the Liquefaction Project, primarily due to relative shifts in long-term forward prices between the periods.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. Additionally, operating and maintenance expense (including affiliates) includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Excluding the costs incurred in response to the COVID-19 pandemic, operating and maintenance expense (including affiliates) decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 due to a decrease in third-party service and maintenance contract costs and other operating costs, as the three months ended June 30, 2019 included cost of turnaround and related activities at the Liquefaction Project, that did not recur in the comparable period of 2020. Partially offsetting these decreases during the six months ended June 30, 2020, was an increase in TUA reservation charges due to Total under the partial TUA assignment agreement and increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the six months ended June 30, 2020 from the six months ended June 30, 2019, as the assets related to Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$236	$230	$6	$470	$417	$53
Loss on modification or extinguishment of debt	42	—	42	43	—	43
Other income, net	—	(7)	7	(6)	(16)	10
Total other expense	$278	$223	$55	$507	$401	$106

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 due to higher interest costs as a result of the issuance of the 2029 CQP Senior Notes in September 2019, partially offset by an increase in the portion of total interest costs that was eligible for capitalization as the construction of Train 6 commenced in May 2019. During the three months ended June 30, 2020 and 2019, we incurred $259 million and $237 million of total interest cost, respectively, of which we capitalized $23 million and $7 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project. During the six months ended June 30, 2020 and 2019, we incurred $513 million and $472 million of total interest cost, respectively, of which we capitalized $43 million and $55 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the three and six months ended June 30, 2020 from the comparable periods in 2019. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 2021 SPL Senior Notes.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$50	$1	$24	$1

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Eleventh Supplemental Indenture, dated as of May 8, 2020, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.1
Registration Rights Agreement, dated as of May 8, 2020, between SPL and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Electrical Studies for GTG Grid Modification, dated April 2, 2020, (ii) the Change Order CO-00019 Third Berth - Change in 5kV Electrical Tie-In, dated April 30, 2020, (iii) the Change Order CO-00020 LNG Berth 3 LNTP No. 4, dated May 4, 2020, (iv) the Change Order CO-00021 Train 6 P1601 A/B/ Flange Changes, dated May 27, 2020 and (v) the Change Order CO-00022 Train 6 H2S Skid Modifications to Level Transmitters & GTG Pressure Range Change on PT-573 A/B, dated June 4, 2020

22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 5, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)