Form 10-Q
period 2020-09-30
Cheniere Energy Partners, L.P.
filed 2020-11-06
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 30, 2020, the registrant had 484,019,623 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.    FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,254	$1,781
Restricted cash	157	181
Accounts and other receivables, net	204	297
Accounts receivable—affiliate	82	105
Advances to affiliate	120	158
Inventory	113	116
Derivative assets	14	17
Other current assets	117	51
Other current assets—affiliate	—	1
Total current assets	2,061	2,707

Property, plant and equipment, net	16,666	16,368
Operating lease assets, net	100	94
Debt issuance costs, net	18	15
Non-current derivative assets	30	32
Other non-current assets, net	155	168
Total assets	$19,030	$19,384

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$17	$40
Accrued liabilities	564	709
Accrued liabilities—related party	2	—
Due to affiliates	42	46
Deferred revenue	179	155
Deferred revenue—affiliate	—	1
Current operating lease liabilities	7	6
Derivative liabilities	31	9
Total current liabilities	842	966

Long-term debt, net	17,573	17,579
Non-current operating lease liabilities	92	87
Non-current derivative liabilities	25	16
Other non-current liabilities	2	1
Other non-current liabilities—affiliate	18	20

Partners’ equity
Common unitholders’ interest (484.0 million and 348.6 million units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	627	1,792
Subordinated unitholders’ interest (zero and 135.4 million units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	—	(996)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at September 30, 2020 and December 31, 2019)	(149)	(81)
Total partners’ equity	478	715
Total liabilities and partners’ equity	$19,030	$19,384

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$807	$1,140	$3,588	$3,678
LNG revenues—affiliate	103	257	352	1,017
Regasification revenues	67	66	202	199
Other revenues	5	13	28	36
Total revenues	982	1,476	4,170	4,930

Operating costs and expenses
Cost of sales (excluding items shown separately below)	454	742	1,551	2,501
Cost of sales—affiliate	33	6	38	6
Operating and maintenance expense	146	172	463	472
Operating and maintenance expense—affiliate	34	34	115	100
General and administrative expense	2	3	12	9
General and administrative expense—affiliate	24	34	73	82
Depreciation and amortization expense	137	138	413	390
Impairment expense and loss on disposal of assets	—	1	5	6
Total operating costs and expenses	830	1,130	2,670	3,566

Income from operations	152	346	1,500	1,364

Other income (expense)
Interest expense, net of capitalized interest	(221)	(231)	(691)	(648)
Loss on modification or extinguishment of debt	—	(13)	(43)	(13)
Other income, net	2	8	8	24
Total other expense	(219)	(236)	(726)	(637)

Net income (loss)	$(67)	$110	$774	$727

Basic and diluted net income (loss) per common unit	$(0.08)	$0.19	$1.55	$1.38

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	414.8	348.6	370.9	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.63/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.63/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	1,879	135.4	(962)	9.9	(97)	820
Net income	—	287	—	111	—	8	406
Distributions
Common units, $0.64/unit	—	(223)	—	—	—	—	(223)
Subordinated units, $0.64/unit	—	—	—	(86)	—	—	(86)
General partner units	—	—	—	—	—	(29)	(29)
Balance at June 30, 2020	348.6	1,943	135.4	(937)	9.9	(118)	888
Net income	—	(65)	—	(1)	—	(1)	(67)
Conversion of subordinated units into common units	135.4	(1,026)	(135.4)	1,026	—	—	—
Distributions
Common units, $0.645/unit	—	(225)	—	—	—	—	(225)
Subordinated units, $0.645/unit	—	—	—	(88)	—	—	(88)
General partner units	—	—	—	—	—	(30)	(30)
Balance at September 30, 2020	484.0	$627	—	$—	9.9	$(149)	$478

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$774	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	413	390
Amortization of debt issuance costs, premium and discount	24	23
Loss on modification or extinguishment of debt	43	13
Total losses (gains) on derivatives, net	38	(30)
Net cash provided by (used for) settlement of derivative instruments	(2)	11
Impairment expense and loss on disposal of assets	5	6
Other	10	8
Changes in operating assets and liabilities:
Accounts and other receivables, net	93	36
Accounts receivable—affiliate	23	47
Advances to affiliate	31	(47)
Inventory	2	(3)
Accounts payable and accrued liabilities	(96)	(209)
Accrued liabilities—related party	2	—
Due to affiliates	(3)	(3)
Deferred revenue	24	54
Other, net	(45)	(42)
Other, net—affiliate	(3)	(4)
Net cash provided by operating activities	1,333	977

Cash flows from investing activities
Property, plant and equipment, net	(795)	(1,156)
Other	—	(1)
Net cash used in investing activities	(795)	(1,157)

Cash flows from financing activities
Proceeds from issuances of debt	1,995	2,230
Repayments of debt	(2,000)	(730)
Debt issuance and other financing costs	(34)	(33)
Debt extinguishment costs	(39)	(4)
Distributions to owners	(1,011)	(935)
Other	—	3
Net cash provided by (used in) financing activities	(1,089)	531

Net increase (decrease) in cash, cash equivalents and restricted cash	(551)	351
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,411	$1,892

Balances per Consolidated Balance Sheet:

September 30,
2020
Cash and cash equivalents	$1,254
Restricted cash	157
Total cash, cash equivalents and restricted cash	$1,411

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

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

NOTE 2—UNITHOLDERS’ EQUITY

The common units represent limited partner interests in us. The holders of the units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus as defined in the partnership agreement.

In July 2020, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units had been met under the terms of the partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated.

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

As of September 30, 2020, Cheniere held 48.6% limited partner and 2% general partner interest in us, BX CQP Target Holdco L.L.C. (“BX CQP Target Holdco”) and other affiliates of The Blackstone Group Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) held 41.9% interest in us and the public held 7.5% interest in us. BX CQP Target Holdco’s equity interests are 50.01% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 49.99% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of BX CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, we had $157 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
SPL trade receivable	$175	$283
Other accounts receivable	29	14
Total accounts and other receivables, net	$204	$297

NOTE 5—INVENTORY

As of September 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Natural gas	$13	$9
LNG	18	27
Materials and other	82	80
Total inventory	$113	$116

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,873	$16,894
LNG terminal construction-in-process	2,001	1,275
Accumulated depreciation	(2,213)	(1,807)
Total LNG terminal costs, net	16,661	16,362
Fixed assets
Fixed assets	28	27
Accumulated depreciation	(23)	(21)
Total fixed assets, net	5	6
Property, plant and equipment, net	$16,666	$16,368
The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$135	$136	$409	$386
Offsets to LNG terminal costs (1)	—	—	—	48

(1)    We realize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	September 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(7)	$(5)	$—	$(12)	$3	$(3)	$24	$24

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$—	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.527) - $0.055 / $0.001

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$51	$34	$24	$(25)
Realized and mark-to-market gains (losses):
Included in cost of sales	(47)	(42)	(22)	(22)
Purchases and settlements:
Purchases	5	(1)	4	(4)
Settlements	(8)	1	(6)	43
Transfers into Level 3, net (1)	(1)	—	—	—
Balance, end of period	$—	$(8)	$—	$(8)
Change in unrealized losses relating to instruments still held at end of period	$(47)	$(42)	$(22)	$(22)

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,207 TBtu and 3,663 TBtu as of September 30, 2020 and December 31, 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that SPL has with a related party.
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2020	December 31, 2019
Derivative assets	$14	$17
Non-current derivative assets	30	32
Total derivative assets	44	49

Derivative liabilities	(31)	(9)
Non-current derivative liabilities	(25)	(16)
Total derivative liabilities	(56)	(25)

Derivative asset (liability), net	$(12)	$24

(1)    Does not include collateral posted with counterparties by us of $12 million and $2 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of September 30, 2020.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives gain	LNG revenues	$7	$1	$3	$2
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(74)	(55)	(41)	28

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2020
Liquefaction Supply Derivatives	$47	$(3)	$44
Liquefaction Supply Derivatives	(59)	3	(56)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)
NOTE 8—OTHER NON-CURRENT ASSETS

As of September 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$85	$87
Advances and other asset conveyances to third parties to support LNG terminal	34	35
Tax-related prepayments and receivables	17	17
Information technology service prepayments	6	6
Advances made under EPC and non-EPC contracts	4	15
Other	9	8
Total other non-current assets, net	$155	$168

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Interest costs and related debt fees	$264	$241
Accrued natural gas purchases	212	325
LNG terminal and related pipeline costs	62	135
Other accrued liabilities	26	8
Total accrued liabilities	$564	$709

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—DEBT

As of September 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due through 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$13,650	$13,650
Cheniere Partners — 4.500% to 5.625% senior notes due through 2029 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
Unamortized premium, discount and debt issuance costs, net	(177)	(171)
Total long-term debt, net	17,573	17,579

Current debt:
$1.2 billion Amended and Restated SPL Working Capital Facility executed in 2015 (“2015 SPL Working Capital Facility”)	—	—
Total debt, net	$17,573	$17,579

Issuances

The following table shows the issuances of debt during the nine months ended September 30, 2020:

	Maturity Date	Interest Rate	Principal Amount Issued (in millions)
Three Months Ended June 30, 2020
SPL — 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) (1)	May 15, 2030	4.500%	$2,000

Nine Months Ended September 30, 2020 total			$2,000

(1)Proceeds of the 2030 SPL Senior Notes, along with available cash, were used to redeem all of SPL’s outstanding 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”), resulting in the recognition of debt extinguishment costs of $43 million for the nine months ended September 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2020 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	413	—
Available commitment	$787	$750

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024

(1)The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
sum of (1) the outstanding principal amount of loans, (2) letters of credit issued and (3) the outstanding principal amount of swing line loans.

Restrictive Debt Covenants

As of September 30, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest cost	$246	$246	$759	$718
Capitalized interest	(25)	(15)	(68)	(70)
Total interest expense, net of capitalized interest	$221	$231	$691	$648

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,950	$18,666	$16,950	$18,320
Senior notes — Level 3 (2)	800	946	800	934
Credit facilities (3)	—	—	—	—

(1)The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.
(2)The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.
(3)The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues (1)	$800	$1,139	$3,585	$3,676
LNG revenues—affiliate	103	257	352	1,017
Regasification revenues	67	66	202	199
Other revenues	5	13	28	36
Total revenues from customers	975	1,475	4,167	4,928
Net derivative gains (2)	7	1	3	2
Total revenues	$982	$1,476	$4,170	$4,930

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and nine months ended September 30, 2020 included $109 million and $513 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 7—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2020
Deferred revenues, beginning of period	$155
Cash received but not yet recognized	179
Revenue recognized from prior period deferral	(155)
Deferred revenues, end of period	$179

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$52.9	9	$55.0	10
Regasification revenues	2.2	5	2.4	5
Total revenues	$55.1		$57.4

(1)    The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 39% and 49% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2020 and 2019, respectively, and approximately 37% and 53% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$87	$255	$328	$1,015
Contracts for Sale and Purchase of Natural Gas and LNG	16	2	24	2
Total LNG revenues—affiliate	103	257	352	1,017

Cost of sales—affiliate
Cheniere Marketing Agreements	32	—	32	—
Contracts for Sale and Purchase of Natural Gas and LNG	1	6	6	6
	33	6	38	6

Operating and maintenance expense—affiliate
Services Agreements	34	34	115	100

General and administrative expense—affiliate
Services Agreements	24	34	73	82

As of September 30, 2020 and December 31, 2019, we had $82 million and $105 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

Facility Swap Agreement

In August 2020, SPL entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

Natural Gas Transportation and Storage Agreements
SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. We recorded accrued liabilities—related party of $2 million as of September 30, 2020 related to these agreements.

Services Agreements

As of September 30, 2020 and December 31, 2019, we had $120 million and $158 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Natural Gas Supply Agreement

SPL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain feed gas for the operation of the Liquefaction Project. The term of the agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $4 million and $2 million in due to affiliates and $18 million and $20 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of September 30, 2020 and December 31, 2019, respectively.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $1 million and $2 million during the three months ended September 30, 2020 and 2019, respectively, and $4 million and $5 million during the nine months ended September 30, 2020 and 2019, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2020 and 2019.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

NOTE 13—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On October 27, 2020, we declared a $0.650 distribution per common unit and the related distribution to our general partner and IDR holders to be paid on November 13, 2020 to unitholders of record as of November 6, 2020 for the period from July 1, 2020 to September 30, 2020.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended September 30, 2020
Net loss	$(67)
Declared distributions	346	315	—	6	25
Assumed allocation of undistributed net loss (1)	$(413)	(347)	(58)	(8)	—
Assumed allocation of net loss		$(32)	$(58)	$(2)	$25

Weighted average units outstanding		414.8	69.2
Basic and diluted net loss per unit		$(0.08)	$(0.84)

Three Months Ended September 30, 2019
Net income	$110
Declared distributions	323	217	84	6	16
Assumed allocation of undistributed net loss (1)	$(213)	(151)	(58)	(4)	—
Assumed allocation of net income		$66	$26	$2	$16

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.19	$0.19

Nine Months Ended September 30, 2020
Net income	$774
Declared distributions	1,024	763	174	20	67
Assumed allocation of undistributed net loss (1)	$(250)	(188)	(57)	(5)	—
Assumed allocation of net income		$575	$117	$15	$67

Weighted average units outstanding		370.9	113.1
Basic and diluted net income per unit		$1.55	$1.03

Nine Months Ended September 30, 2019
Net income	$727
Declared distributions	949	638	248	19	44
Assumed allocation of undistributed net loss (1)	$(222)	(157)	(61)	(4)	—
Assumed allocation of net income		$481	$187	$15	$44

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.38	$1.38

(1)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net balances of 10% or greater of total accounts receivable, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	*	24%	22%	28%	16%	21%
Customer B	14%	18%	15%	19%	20%	13%
Customer C	26%	22%	18%	20%	12%	22%
Customer D	22%	19%	18%	21%	33%	13%
Customer E	*	*	*	*	—	13%
Customer F	*	*	12%	*	11%	14%

* Less than 10%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$636	$624

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $223 million and $298 million as of September 30, 2020 and 2019, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
•statements regarding our ability to pay distributions to our unitholders;
•statements regarding our expected receipt of cash distributions from SPLNG, SPL or CTPL;
•statements that we expect to commence or complete construction of our proposed LNG terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions or portions thereof, by certain dates, or at all;
•statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;
•statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;
•statements relating to the construction of our Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
•statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;
•statements regarding counterparties to our commercial contracts, construction contracts, and other contracts;
•statements regarding our planned development and construction of additional Trains, including the financing of such Trains;
•statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;
•statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;
•statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and
•any other statements that relate to non-historical or future information.
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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic
•In August 2020, SPL entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i)

115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.
Operational
•As of October 31, 2020, more than 1,075 cumulative LNG cargoes totaling approximately 75 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•In July 2020, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units were met under the terms of our partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated.
•In May 2020, SPL issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”). Net proceeds of the offering, along with cash on hand, were used to redeem all of SPL’s outstanding 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”).
•In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 3% during the nine months ended September 30, 2020 compared to the comparable period of 2019, we continue to be cautiously optimistic on the outlook. Global economic indicators point to a start of a recovery in some parts of the world but risks from second waves of infections and re-instatement of lockdowns could exert bearish pressures on the market. LNG importers had to cope with strict virus containment measures throughout the first and second quarters of 2020, which negatively impacted gas and LNG demand and resulted in many buyers having to resort to extraordinary measures to manage LNG supply purchases and contractual commitments. Some of these measures included cargo deferrals and cancellations. As the market started to rebalance and storage inventories started to normalize, prices today have recovered from their second quarter lows. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled October at $4.23/MMBtu, which is $3.09/MMBtu higher than the June 2020 settlement. The Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled October at $4.31/MMBtu, which is $2.25/MMBtu higher than its July price posting. The number of LNG cargoes for which customers have notified us that they will not take delivery have reduced from this summer, a sign that the market is continuing to adjust and rebalance towards equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. We have incurred approximately $1 million and $36 million of such costs during the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$1,254	$1,781
Restricted cash designated for the following purposes:
Liquefaction Project	157	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	787	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,254	$1,781
Accounts receivable from Non-Guarantors	36	43
Other current assets	41	33
Current assets—affiliate	114	145
Total current assets	1,445	2,002

Property, plant and equipment, net	2,508	2,533
Other non-current assets, net	120	122
Total assets	$4,073	$4,657

LIABILITIES
Current liabilities
Due to affiliates	$125	$158
Deferred revenue from Non-Guarantors	21	21
Deferred revenue—affiliate	—	1
Other current liabilities	168	111
Other current liabilities from Non-Guarantors	—	—
Total current liabilities	314	291

Long-term debt, net	4,059	4,055
Other non-current liabilities	86	83
Non-current liabilities—affiliate	18	20
Total liabilities	$4,477	$4,449

Summarized Statement of Income (in millions)	Nine Months Ended September 30, 2020

Revenues	$230
Revenues from Non-Guarantors	389
Total revenues	619

Operating costs and expenses	132
Operating costs and expenses—affiliate	149
Total operating costs and expenses	281

Income from operations	338
Net income	176

2019 CQP Credit Facilities

In May 2019, we entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both September 30, 2020 and December 31, 2019, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of September 30, 2020:

Train 6
Overall project completion percentage	70.9%
Completion percentage of:
Engineering	97.8%
Procurement	98.2%
Subcontract work	48.0%
Construction	34.6%
Date of expected substantial completion	2H 2022

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).
•Trains 5 and 6—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).
The DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 seeking authorization to make additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing SPL to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing SPL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2020, SPL had secured up to approximately 5,051 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2020, we have incurred $1.8 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2020 and 2019, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During the nine months ended September 30, 2020 and 2019, SPL recorded $97 million and $72 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	413	414
Available commitments under credit facilities (3)	1,537	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

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

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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
Both the 2037 SPL Senior Notes Indenture and the SPL Indenture include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service reserve ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of September 30, 2020, SPL had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of September 30, 2020, we and SPL were in compliance with all covenants related to our respective debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2020	2019
Operating cash flows	$1,333	$977
Investing cash flows	(795)	(1,157)
Financing cash flows	(1,089)	531

Net increase (decrease) in cash, cash equivalents and restricted cash	(551)	351
Cash, cash equivalents and restricted cash—beginning of period	1,962	1,541
Cash, cash equivalents and restricted cash—end of period	$1,411	$1,892

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2020 and 2019 were $1,333 million and $977 million, respectively. The $356 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to decreased operating costs and expenses.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2020 and 2019 were $795 million and $1,157 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows of $1,089 million during the nine months ended September 30, 2020 was primarily a result of:
•issuance of an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which was used to redeem all of the outstanding 2021 SPL Senior Notes;
•$39 million of debt extinguishment costs related to the redemption of the 2021 SPL Senior Notes;
•$34 million of debt issuance costs related to up-front fees paid upon closing of the 2030 SPL Senior Notes and the 2020 SPL Working Capital Facility; and
•$1,011 million of distributions to unitholders.

Financing cash net inflows of $531 million during the nine months ended September 30, 2019 was primarily a result of:
•$730 million of borrowings and repayments under the 2019 CQP Credit Facilities;
•issuance of an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which was used to prepay the outstanding balance of the term loan under the 2019 CQP Credit Facilities;
•$33 million of debt issuance costs related to the up-front fees paid upon the issuance of the 2019 CQP Credit Facilities and 2029 CQP Senior Notes; and
•$935 million of distributions to unitholders.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three and nine months ended September 30, 2020 and 2019:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
August 14, 2020	April 1 - June 30, 2020	$0.645	$0.645	$225	$88	$7	$22
May 15, 2020	January 1 - March 31, 2020	0.64	0.64	223	86	7	20
February 14, 2020	October 1- December 31, 2019	0.63	0.63	220	85	6	18

August 14, 2019	April 1 - June 30, 2019	0.61	0.61	213	83	6	15
May 15, 2019	January 1 - March 31, 2019	0.60	0.60	209	81	6	13
February 14, 2019	October 1 - December 31, 2018	0.59	0.59	206	80	6	12

On October 27, 2020, we declared a $0.650 distribution per common unit and the related distribution to our general partner and incentive distribution right holders to be paid on November 13, 2020 to unitholders of record as of November 6, 2020 for the period from July 1, 2020 to September 30, 2020.

The subordinated units will receive distributions only to the extent we have available cash above the initial quarterly distributions requirement for our common unitholders and general partner along with certain reserves. Such available cash could be generated through new business development. In July 2020, the board of directors of our general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of our subordinated units were met under the terms of our partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the nine months ended September 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the nine months ended September 30, 2020 and 2019:

Trains in Operation
SPL Train 1
SPL Train 2
SPL Train 3
SPL Train 4
SPL Train 5
2019
2020
Q1
Q2
Q3
Q4
Q1
Q2
Q3

(1)	The nine months ended September 30, 2020 excludes 11 TBtu that was loaded at our affiliate’s facility.
Our consolidated net loss was $67 million, or $(0.08) per common unit (basic and diluted), for the three months ended September 30, 2020, compared to net income of $110 million, or $0.19 per common unit (basic and diluted), for the three months ended September 30, 2019. This $177 million decrease in net income was primarily attributable to the impact of prior period elections by our long-term SPA customers to exercise their contractual right to not take delivery of LNG cargoes that were scheduled to be delivered this quarter.

Our consolidated net income was $774 million, or $1.55 per common unit (basic and diluted), for the nine months ended September 30, 2020, compared to $727 million, or $1.38 per common unit (basic and diluted), for the nine months ended September 30, 2019. This $47 million increase in net income was primarily a result of increased margins due to lower pricing of natural gas feedstock and additional LNG volume available to be sold from an additional Train that has reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes, partially offset by increases in (1) interest expense, net of capitalized interest, (2)

loss on modification or extinguishment of debt incurred in conjunction with the refinancing of the 2021 SPL Senior Notes and (3) depreciation and amortization expense.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$807	$1,140	$(333)	$3,588	$3,678	$(90)
LNG revenues—affiliate	103	257	(154)	352	1,017	(665)
Regasification revenues	67	66	1	202	199	3
Other revenues	5	13	(8)	28	36	(8)
Total revenues	$982	$1,476	$(494)	$4,170	$4,930	$(760)

LNG volumes recognized as revenues (in TBtu)	132	277	(145)	666	845	(179)

Total revenues decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, primarily as a result of decreased volumes recognized as revenues between the periods due to LNG cargoes for which customers have notified us that they will not take delivery, although these decreases were partially offset by the revenues associated with LNG cargoes for which customers have notified us that they will not take delivery. LNG revenues during the three and nine months ended September 30, 2020 included $109 million and $513 million, respectively, in such revenues, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues—affiliate also decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 due to less sales made to Cheniere Marketing at lower pricing. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.
Also included in LNG revenues are sales of unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $130 million and $35 million during the three months ended September 30, 2020 and 2019, respectively, and $211 million and $114 million during the nine months ended September 30, 2020 and 2019, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$454	$742	$(288)	$1,551	$2,501	$(950)
Cost of sales—affiliate	33	6	27	38	6	32
Operating and maintenance expense	146	172	(26)	463	472	(9)
Operating and maintenance expense—affiliate	34	34	—	115	100	15
General and administrative expense	2	3	(1)	12	9	3
General and administrative expense—affiliate	24	34	(10)	73	82	(9)
Depreciation and amortization expense	137	138	(1)	413	390	23
Impairment expense and loss on disposal of assets	—	1	(1)	5	6	(1)
Total operating costs and expenses	$830	$1,130	$(300)	$2,670	$3,566	$(896)

Our total operating costs and expenses decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, primarily as a result of decreased cost of sales from lower volumes and pricing of natural gas feedstock.
Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019, due to the decrease in the volumes of natural gas feedstock during the periods, whereas the decrease during the nine months ended September 30, 2020 from the nine months ended September 30, 2019 was primarily due to decreases in both the pricing and volumes of natural gas feedstock between the periods. Partially offsetting these decreases were increases in costs associated with a portion of derivative instruments that settle through physical delivery and increased losses from commodity derivatives to secure natural gas feedstock for the Liquefaction Project, primarily due to an unfavorable shift in long-term forward prices relative to our hedged position. Cost of sales—affiliate increased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 for the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational interruption, such as the one we experienced during the shutdown of the Liquefaction Project during Hurricane Laura in September 2020.

Operating and maintenance expense (including affiliate) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliates) decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019 due to a decrease in third-party service and maintenance contract costs and other operating costs, as the three months ended September 30, 2019 included cost of turnaround and related activities at the Liquefaction Project that did not recur in the comparable period of 2020. Operating and maintenance expense (including affiliates) increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019 due to an increase in TUA reservation charges due to Total under the partial TUA assignment agreement and increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion, partially offset by the decreased costs associated with turnaround and related activities. Additionally, operating and maintenance expense (including affiliates) during the three and nine months ended September 30, 2020 includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019, as the assets related to Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$221	$231	$(10)	$691	$648	$43
Loss on modification or extinguishment of debt	—	13	(13)	43	13	30
Other income, net	(2)	(8)	6	(8)	(24)	16
Total other expense	$219	$236	$(17)	$726	$637	$89

Interest expense, net of capitalized interest, decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in the portion of total interest costs that was eligible for capitalization as the construction of Train 6 commenced in May 2019. Interest expense, net of capitalized interest, increased during the nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 due to higher interest costs as a result of the issuance of the 2029 CQP Senior Notes in September 2019. During the three months ended September 30, 2020, this increase was partially offset by an increase in the portion of total interest costs that was eligible for capitalization. During both the three months ended September 30, 2020 and 2019, we incurred $246 million of total interest cost, of which we capitalized $25 million and $15 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project. During the nine months ended September 30, 2020 and 2019, we incurred $759 million and $718 million of total interest cost, respectively, of which we capitalized $68 million and $70 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the three months ended September 30, 2020 from the comparable periods in 2019. The loss on modification or extinguishment of debt in 2019 was related to the termination of $750 million of commitments under the 2019 CQP Credit Facilities in connection with the issuance of the 2029 CQP Senior Notes. Loss on modification or extinguishment of debt increased during the nine months ended September 30, 2020 from the comparable period in 2019, due to the recognition of $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the redemption of the 2021 SPL Senior Notes.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(12)	$5	$24	$1

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

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1*	Fourth Supplemental Indenture, dated as of November 5, 2020, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00023 Third Berth Vapor Fence Provisional Sum Scope Removal and Closeout, dated June 22, 2020, (ii) the Change Order CO-00024 Train 6 Thermowell Upgrades, dated June 22, 2020, (iii) the Change Order CO-00025 Third Berth Bubble Curtain, dated June 22, 2020, (iv) the Change Order CO-00026 Third Berth Fuel Provisional Sum Closure Change Order, dated July 14, 2020, (v) the Change Order CO-00027 Third Berth Currency Provisional Sum Closure Change Order, dated July 20, 2020, (vi) the Change Order CO-00028 Train 6 Hot Oil WHRU PSV Bypass, dated August 11, 2020 and (vii) the Change Order CO-00029 Change in Law IMO 2020 Regulatory Change – Low Sulphur Emissions on Marine Vessels, dated August 25, 2020

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Form 10-Q (SEC File No. 001-33366), filed on August 6, 2020)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	November 5, 2020	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)