Form 10-Q
period 2021-03-31
Cheniere Energy Partners, L.P.
filed 2021-05-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 30, 2021, the registrant had 484,021,123 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
LNG revenues	$1,669	$1,449
LNG revenues—affiliate	214	188
Regasification revenues	67	67
Other revenues	13	14
Total revenues	1,963	1,718

Operating costs and expenses
Cost of sales (excluding items shown separately below)	948	699
Cost of sales—affiliate	42	—
Operating and maintenance expense	149	152
Operating and maintenance expense—affiliate	34	33
Operating and maintenance expense—related party	10	—
General and administrative expense	2	2
General and administrative expense—affiliate	21	25
Depreciation and amortization expense	139	138
Impairment expense and loss on disposal of assets	—	5
Total operating costs and expenses	1,345	1,054

Income from operations	618	664

Other income (expense)
Interest expense, net of capitalized interest	(217)	(234)
Loss on modification or extinguishment of debt	(54)	(1)
Other income, net	—	6
Total other expense	(271)	(229)

Net income	$347	$435

Basic and diluted net income per common unit	$0.64	$0.84

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	484.0	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,219	$1,210
Restricted cash	123	97
Accounts and other receivables, net	373	318
Accounts receivable—affiliate	98	184
Advances to affiliate	127	144
Inventory	103	107
Derivative assets	16	14
Other current assets	59	61
Other current assets—affiliate	2	—
Total current assets	2,120	2,135

Property, plant and equipment, net	16,734	16,723
Operating lease assets, net	97	99
Debt issuance costs, net	16	17
Non-current derivative assets	9	11
Other non-current assets, net	177	160
Total assets	$19,153	$19,145

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$11	$12
Accrued liabilities	704	658
Accrued liabilities—related party	3	4
Current debt	850	—
Due to affiliates	31	53
Deferred revenue	101	137
Deferred revenue—affiliate	5	1
Current operating lease liabilities	8	7
Derivative liabilities	26	11
Total current liabilities	1,739	883

Long-term debt, net	16,732	17,580
Non-current operating lease liabilities	89	90
Non-current derivative liabilities	42	35
Other non-current liabilities	—	1
Other non-current liabilities—affiliate	16	17

Partners’ equity
Common unitholders’ interest (484.0 million units issued and outstanding at both March 31, 2021 and December 31, 2020)	738	714
General partner’s interest (2% interest with 9.9 million units issued and outstanding at March 31, 2021 and December 31, 2020)	(203)	(175)
Total partners’ equity	535	539
Total liabilities and partners’ equity	$19,153	$19,145
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2021
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	—	$—	9.9	$(175)	$539
Net income	—	340	—	—	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	—	—	(316)
General partner units	—	—	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	$738	—	$—	9.9	$(203)	$535

Three Months Ended March 31, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.63/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.63/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	$1,879	135.4	$(962)	9.9	$(97)	$820

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$347	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	139	138
Amortization of debt issuance costs, premium and discount	8	9
Loss on modification or extinguishment of debt	54	1
Total losses (gains) on derivatives, net	2	(21)
Net cash provided by settlement of derivative instruments	20	5
Impairment expense and loss on disposal of assets	—	5
Other	3	3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(56)	38
Accounts receivable—affiliate	86	67
Advances to affiliate	18	17
Inventory	4	19
Accounts payable and accrued liabilities	24	(100)
Accrued liabilities—related party	(1)	—
Due to affiliates	(20)	(13)
Deferred revenue	(36)	(61)
Other, net	(6)	(3)
Other, net—affiliate	2	(4)
Net cash provided by operating activities	588	535

Cash flows from investing activities
Property, plant and equipment, net	(146)	(317)
Net cash used in investing activities	(146)	(317)

Cash flows from financing activities
Proceeds from issuances of debt	1,500	—
Repayments of debt	(1,500)	—
Debt issuance and other financing costs	(19)	(7)
Debt extinguishment costs	(40)	—
Distributions to owners	(351)	(330)
Other	3	—
Net cash used in financing activities	(407)	(337)

Net increase (decrease) in cash, cash equivalents and restricted cash	35	(119)
Cash, cash equivalents and restricted cash—beginning of period	1,307	1,962
Cash, cash equivalents and restricted cash—end of period	$1,342	$1,843

Balances per Consolidated Balance Sheets:

March 31,
2021
Cash and cash equivalents	$1,219
Restricted cash	123
Total cash, cash equivalents and restricted cash	$1,342

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers and an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Partners have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

The general partner interest is entitled to at least 2% of all distributions made by us. In addition, the general partner holds incentive distribution rights (“IDRs”), which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus as additional target levels are met, but may transfer these rights separately from its general partner interest. The higher percentages range from 15% to 50%, inclusive of the general partner interest.

As of March 31, 2021, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by BX CQP Target Holdco L.L.C. (“BX CQP Target Holdco”) and other affiliates of The Blackstone Group

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. BX CQP Target Holdco’s equity interests are 50.01% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 49.99% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of BX CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, we had $123 million and $97 million of restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2021 and December 31, 2020, accounts and other receivables, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
SPL trade receivable	$349	$300
Other accounts receivable	24	18
Total accounts and other receivables, net	$373	$318

NOTE 5—INVENTORY

As of March 31, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Materials	$82	$81
LNG	11	8
Natural gas	9	17
Other	1	1
Total inventory	$103	$107

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$16,909	$16,908
LNG terminal construction-in-process	2,300	2,154
Accumulated depreciation	(2,481)	(2,344)
Total LNG terminal costs, net	16,728	16,718
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(24)	(24)
Total fixed assets, net	6	5
Property, plant and equipment, net	$16,734	$16,723

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows depreciation expense during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$138	$137

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	March 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(4)	$(3)	$(36)	$(43)	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(36)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.168 / $(0.001)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$(21)	$24
Realized and mark-to-market gains (losses):
Included in cost of sales	(12)	25
Purchases and settlements:
Purchases	1	1
Settlements	(4)	(3)
Transfers into Level 3, net (1)	—	2
Balance, end of period	$(36)	$49
Change in unrealized gains (losses) relating to instruments still held at end of period	$(12)	$25

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

SPL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,023 TBtu and 4,970 TBtu as of March 31, 2021 and December 31, 2020, respectively, of which 91 TBtu for each of the periods were for a natural gas supply contract that SPL has with a related party.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	March 31, 2021	December 31, 2020
Derivative assets	$16	$14
Non-current derivative assets	9	11
Total derivative assets	25	25

Derivative liabilities	(26)	(11)
Non-current derivative liabilities	(42)	(35)
Total derivative liabilities	(68)	(46)

Derivative liability, net	$(43)	$(21)

(1)    Does not include collateral posted with counterparties by us of $11 million and $4 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of both March 31, 2021 and December 31, 2020.

The following table shows the gain (loss) from changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three months ended March 31, 2021 and 2020 (in millions):

	Consolidated Statements of Income Location (1)	Three Months Ended March 31,
		2021	2020
Liquefaction Supply Derivatives	Cost of sales	$(2)	$21

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

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of March 31, 2021
Gross assets	$68
Offsetting amounts	(43)
Net assets	$25

Gross liabilities	$(76)
Offsetting amounts	8
Net liabilities	$(68)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—OTHER NON-CURRENT ASSETS

As of March 31, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Advances made to municipalities for water system enhancements	$83	$84
Advances and other asset conveyances to third parties to support LNG terminal	33	33
Advances made under EPC and non-EPC contracts	22	9
Tax-related prepayments and receivables	17	17
Information technology service prepayments	5	6
Other	17	11
Total other non-current assets, net	$177	$160

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Interest costs and related debt fees	$226	$203
Accrued natural gas purchases	382	374
LNG terminal and related pipeline costs	80	71
Other accrued liabilities	16	10
Total accrued liabilities	$704	$658

NOTE 10—DEBT

As of March 31, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$12,797	$13,650
Cheniere Partners — 4.000% to 5.625% senior notes due between October 2025 and March 2031 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
Unamortized premium, discount and debt issuance costs, net	(165)	(170)
Total long-term debt, net	16,732	17,580

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (“2022 SPL Senior Notes”) (1)	853	—
Unamortized premium, discount and debt issuance costs, net	(3)	—
Total current debt	850	—

Total debt, net	$17,582	$17,580

(1)$147 million of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037, expected to be issued in the second half of 2021 pursuant to a note purchase agreement entered into by SPL in February 2021, are expected to be used to refinance a portion of 2022 SPL Senior Notes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Issuances and Redemptions

The following table shows the issuances and redemptions of long-term debt during the three months ended March 31, 2021 (in millions):

Issuances	Principal Amount Issued
CQP — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Redemptions	Amount Redeemed
CQP — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500

(1)Proceeds of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of our outstanding 2025 CQP Senior Notes, resulting in the recognition of debt extinguishment costs of $54 million for the three months ended March 31, 2021 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2021 (in millions):

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

As of March 31, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Total interest cost	$247	$254
Capitalized interest	(30)	(20)
Total interest expense, net of capitalized interest	$217	$234

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,950	$18,680	$16,950	$19,113
Senior notes — Level 3 (2)	800	953	800	1,036
Credit facilities (3)	—	—	—	—

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues (1)	$1,669	$1,449
LNG revenues—affiliate	214	188
Regasification revenues	67	67
Other revenues	13	14
Total revenues	$1,963	$1,718

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three months ended March 31, 2020, we recognized $16 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets

The following table shows our contract assets, net, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the three months ended March 31, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2021
Deferred revenues, beginning of period	$137
Cash received but not yet recognized in revenue	101
Revenue recognized from prior period deferral	(137)
Deferred revenues, end of period	$101

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2021
Deferred revenues—affiliate, beginning of period	$1
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(1)
Deferred revenues—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.4	9	$52.1	9
LNG revenues—affiliate	0.2	3	0.1	1
Regasification revenues	2.1	5	2.1	5
Total revenues	$53.7		$54.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 51% and 44% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the three months ended March 31, 2021 and 2020, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$210	$182
Contracts for Sale and Purchase of Natural Gas and LNG	4	6
Total LNG revenues—affiliate	214	188

Cost of sales—affiliate
Cheniere Marketing Agreements	34	—
Contracts for Sale and Purchase of Natural Gas and LNG	8	—
Total Cost of sales—affiliate	42	—

Operating and maintenance expense—affiliate
Services Agreements	34	33

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	10	—

General and administrative expense—affiliate
Services Agreements	21	25

As of March 31, 2021 and December 31, 2020, we had $98 million and $184 million, respectively, of accounts receivable—affiliate, under the agreements described below.

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

Cheniere Marketing Letter Agreements

In February 2021, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 31 cargoes to be delivered between 2021 and 2026 at a price of 115% of Henry Hub plus $1.72 per MMBtu.
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

Natural Gas Transportation and Storage Agreements
SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of BX CQP Target Holdco’s equity interests. We recorded operating and maintenance expense—related party of $10 million in the three months ended March 31, 2021 and accrued liabilities—related party of $3 million and $4 million as of March 31, 2021 and December 31, 2020, respectively, with this related party.

Services Agreements

As of March 31, 2021 and December 31, 2020, we had $127 million and $144 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

CTPL MSA

CTPL has a management services agreement (the “CTPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the operations and business of the Creole Trail Pipeline, excluding those matters provided for under the CTPL O&M Agreement. The services include, among other services, exercising the day-to-day management of CTPL’s affairs and business, managing CTPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of CTPL’s business and operations, providing contract administration services for all contracts associated with the Creole Trail Pipeline and obtaining insurance. CTPL is required to reimburse Cheniere Terminals for the aggregate of all costs and expenses incurred in the course of performing the services under the CTPL MSA.

Natural Gas Supply Agreement

SPL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. This related party is partially owned by Blackstone, who also partially owns our limited partner interests. The term of the agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent.

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish shall grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG terminal as early as 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG terminal in the given year.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $3 million and $2 million in due to affiliates and $16 million and $17 million of other non-current liabilities—affiliate resulting from these payments received from Cheniere Marketing as of March 31, 2021 and December 31, 2020, respectively.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $1 million during each of the three months ended March 31, 2021 and 2020 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2021 and 2020.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On April 26, 2021, we declared a $0.660 distribution per common unit and the related distribution to our general partner and IDR holders that will be paid on May 14, 2021 to unitholders of record as of May 6, 2021 for the period from January 1, 2021 to March 31, 2021.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended March 31, 2021
Net income	$347
Declared distributions	356	320	—	7	29
Assumed allocation of undistributed net loss (1)	$(9)	(8)	—	—	—
Assumed allocation of net income		$312	$—	$7	$29

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$0.64	$—

Three Months Ended March 31, 2020
Net income	$435
Declared distributions	336	223	87	6	20
Assumed allocation of undistributed net income (1)	$99	70	27	2	—
Assumed allocation of net income		$293	$114	$8	$20

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.84	$0.84

(1)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or loss.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Customer A	27%	28%	23%	31%
Customer B	15%	15%	15%	21%
Customer C	18%	15%	25%	*
Customer D	14%	16%	*	22%
Customer E	*	*	19%	*
Customer F	*	11%	*	*

* Less than 10%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$185	$211

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $229 million and $219 million as of March 31, 2021 and 2020, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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
•Results of Operations
•Liquidity and Capital Resources
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

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Through our subsidiary, SPL, we are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. Through our subsidiary, SPLNG, we own and operate regasification facilities at the Sabine Pass LNG terminal, which includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of April 30, 2021, more than 1,250 cumulative LNG cargoes totaling over 85 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial
•We completed the following financing transactions:
◦In February 2021, SPL entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037 (the “2.95% SPL 2037 Senior Secured Notes”) on a private placement basis. The 2.95% SPL 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of SPL’s outstanding Senior Secured Notes due 2022. The 2.95% SPL 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
◦In March 2021, Cheniere Partners issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to refinance the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and to pay fees and expenses in connection with the refinancing.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of SPL’s senior secured notes rating to positive from stable and the outlook of our long-term issuer default rating and senior unsecured notes rating to positive from stable.
•In April 2021, S&P Global Ratings changed the outlook on our ratings to positive from negative.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the three months ended March 31, 2021 and 2020:

(1)	The three months ended March 31, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Net income

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020	Change
Net income	$347	$435	$(88)
Basic and diluted net income per common unit	0.64	0.84	(0.20)

Net income decreased by $88 million during the three months ended March 31, 2021 from the comparable period in 2020, primarily as the result of increased loss on the extinguishment of the 2025 CQP Senior Notes and decreased margins due to the increased pricing of natural gas feedstock and less volume sold as well as the non-recurrence of commodity-related derivative gains from the three months ended March 31, 2020, partially offset by decreased interest expense, net of capitalized interest.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2021	2020	Change
LNG revenues	$1,669	$1,449	$220
LNG revenues—affiliate	214	188	26
Regasification revenues	67	67	—
Other revenues	13	14	(1)
Total revenues	$1,963	$1,718	$245

LNG volumes recognized as revenues (in TBtu) (1)	325	327	(2)

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery and includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased during the three months ended March 31, 2021 from the comparable period in 2020, primarily as a result of increased revenues per MMBtu. LNG revenues during the three months ended March 31, 2020 also included $16 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $48 million and $56 million during the three months ended March 31, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of sales	$948	$699	$249
Cost of sales—affiliate	42	—	42
Operating and maintenance expense	149	152	(3)
Operating and maintenance expense—affiliate	34	33	1
Operating and maintenance expense—related party	10	—	10
General and administrative expense	2	2	—
General and administrative expense—affiliate	21	25	(4)
Depreciation and amortization expense	139	138	1
Impairment expense and loss on disposal of assets	—	5	(5)
Total operating costs and expenses	$1,345	$1,054	$291

Total operating costs and expenses increased during the three months ended March 31, 2021 from the three months ended March 31, 2020, primarily as a result of increased cost of sales (including affiliate). Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2021 from the comparable period in 2020 primarily due to the increase in pricing of natural gas feedstock. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate increased during the three months ended March 31, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliate and related party) during the three months ended March 31, 2021 from the comparable period in 2020 was primarily related to increased third-party service and maintenance costs and increased natural gas transportation and storage capacity demand charges paid to third parties and related parties. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Other (income) expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Interest expense, net of capitalized interest	$217	$234	$(17)
Loss on modification or extinguishment of debt	54	1	53
Other expense (income), net	—	(6)	6
Total other expense	$271	$229	$42

Interest expense, net of capitalized interest, decreased during the three months ended March 31, 2021 from the comparable period in 2020 primarily as a result of lower interest costs as a result of refinancing higher cost debt. During the three months ended March 31, 2021 and 2020, we incurred $247 million and $254 million of total interest cost, respectively, of which we capitalized $30 million and $20 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the three months ended March 31, 2021 from the comparable period in 2020, due to the recognition of $54 million of debt extinguishment costs relating to the payment of early redemption fees and premiums and write off of unamortized debt issuance costs with the redemption of the 2025 CQP Senior Notes.

Other (income) expense, net decreased during the three months ended March 31, 2021 from the comparable period in 2020 due to a decrease in interest income earned and lower cash balances.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$1,219	$1,210
Restricted cash designated for the Liquefaction Project	123	97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	787	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

CQP Senior Notes

The $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”), $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) and the 2031 CQP Senior Notes (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee,

Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture, the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture and the 2031 CQP Senior Notes are further governed by a Fifth Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2021 for the 2026 CQP Senior Notes, October 1, 2024 for the 2029 CQP Senior Notes and March 1, 2026 for the 2031 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2021 for the 2026 CQP Senior Notes, October 1, 2024 for the 2029 CQP Senior Notes and March 1, 2024 for the 2031 CQP Senior Notes, we may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes, 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes and 104.000% of the aggregate principal amount of the 2031 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes and March 1, 2026 through the maturity date of March 1, 2031 for the 2031 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,219	$1,210
Accounts receivable from Non-Guarantors	24	46
Other current assets	39	42
Current assets—affiliate	119	137
Total current assets	1,401	1,435

Property, plant and equipment, net	2,477	2,493
Other non-current assets, net	115	117
Total assets	$3,993	$4,045

LIABILITIES
Current liabilities
Due to affiliates	$121	$156
Deferred revenue from Non-Guarantors	21	22
Other current liabilities	123	100
Total current liabilities	265	278

Long-term debt, net	4,056	4,060
Other non-current liabilities	83	85
Non-current liabilities—affiliate	16	17
Total liabilities	$4,420	$4,440

Summarized Statement of Income (in millions)	Three Months Ended March 31, 2021

Revenues	$80
Revenues from Non-Guarantors	132
Total revenues	212

Operating costs and expenses	44
Operating costs and expenses—affiliate	48
Total operating costs and expenses	92

Income from operations	120
Net income	10

2019 CQP Credit Facilities

We have a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both March 31, 2021 and December 31, 2020, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of March 31, 2021:

Train 6
Overall project completion percentage	83.0%
Completion percentage of:
Engineering	99.6%
Procurement	99.9%
Subcontract work	64.9%
Construction	61.7%
Date of expected substantial completion	1H 2022

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

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers, (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu and (3) up to 31 cargoes to be delivered between 2021 and 2026 at a price of 115% of Henry Hub plus $1.72 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2021, SPL had secured up to approximately 4,974 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of March 31, 2021, we have incurred $2.0 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended March 31, 2021 and 2020, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	413	413
Available commitments under credit facilities (3)	1,537	1,537
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)    Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.
(2)         Includes outstanding balances under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.
(3)        Consists of 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.
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

In February 2021, SPL entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of the 2.95% SPL 2037 Senior Secured Notes on a private placement basis. The 2.95% SPL 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of SPL’s outstanding Senior Secured Notes due 2022. The 2.95% SPL 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of both March 31, 2021 and December 31, 2020, SPL had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of March 31, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by June 2023. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR following LIBOR cessation and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$588	$535
Proceeds from issuances of debt	1,500	—
Other	3	—
	$2,091	$535
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(146)	$(317)
Repayments of debt	(1,500)	—
Debt issuance and other financing costs	(19)	(7)
Debt extinguishment costs	(40)	—
Distributions to owners	(351)	(330)
	(2,056)	(654)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35	$(119)
Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2021 and 2020 were $588 million and $535 million, respectively. The $53 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences, partially offset by the payment of early redemption fees and premiums associated with the redemption of the 2025 CQP Senior Notes.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the three months ended March 31, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and incurred $19 million of debt issuance costs related to this issuance. The proceeds from this issuance, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes, and we paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption.

During the three months ended March 31, 2020, we entered into the 2020 SPL Working Capital Facility to replace the 2015 SPL Working Capital Facility. We incurred $7 million of debt issuance costs primarily related to up-front fees paid.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2021 and 2020:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
February 12, 2021	October 1 - December 31, 2020	$0.655	$—	$316	$—	$7	$27
February 14, 2020	October 1 - December 31, 2019	0.63	0.63	220	85	6	18

On April 26, 2021, we declared a $0.660 distribution per common unit and the related distribution to our general partner and incentive distribution right holders to be paid on May 14, 2021 to unitholders of record as of May 6, 2021 for the period from January 1, 2021 to March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(43)	$3	$(21)	$4

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Fifth Supplemental Indenture, dated as of March 11, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K (SEC File No. 001-33366), filed on March 11, 2021)

10.1
Registration Rights Agreement, dated as of March 11, 2021, among the Partnership, the guarantors party thereto and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 001-33366), filed on March 11, 2021)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Impacts from Hurricanes Laura and Delta, dated December 22, 2020, (ii) the Change Order CO-00036 Third Berth - Add N2 Connection on Liquid & Hybrid SVT Loading Arm Apex, dated December 22, 2020, (iii) the Change Order CO-00037 Third Berth Design Vessels Update, dated December 22, 2020, (iv) the Change Order CO-00038 Train 6 PV-16002 & FV-15104 Valve Trim Upgrades, dated January 21, 2021, (v) the Change Order CO-00039 Third Berth Design Update to Supply Bunkering Fuel, dated February 11, 2021, (vi) the Change Order CO-00040 LNG Benchmark 7 Elevation Change, dated February 11, 2021, (vii) the Change Order CO-00041 Costs to Comply with SPL FTZ (Excluding Pipe Spools), dated February 12, 2021 and (viii) the Change Order CO-00042 COVID-19 Impacts 1Q2021, dated March 12, 2021

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 3, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)