Form 10-Q
period 2021-06-30
Cheniere Energy Partners, L.P.
filed 2021-08-05
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 30, 2021, the registrant had 484,024,123 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$1,597	$1,332	$3,266	$2,781
LNG revenues—affiliate	211	61	425	249
Regasification revenues	67	68	134	135
Other revenues	14	9	27	23
Total revenues	1,889	1,470	3,852	3,188

Operating costs and expenses
Cost of sales (excluding items shown separately below)	888	398	1,836	1,097
Cost of sales—affiliate	12	5	54	5
Cost of sales—related party	1	—	1	—
Operating and maintenance expense	168	165	317	317
Operating and maintenance expense—affiliate	35	48	69	81
Operating and maintenance expense—related party	12	—	22	—
Development expense	1	—	1	—
General and administrative expense	3	8	5	10
General and administrative expense—affiliate	21	24	42	49
Depreciation and amortization expense	138	138	277	276
Impairment expense and loss on disposal of assets	6	—	6	5
Total operating costs and expenses	1,285	786	2,630	1,840

Income from operations	604	684	1,222	1,348

Other income (expense)
Interest expense, net of capitalized interest	(209)	(236)	(426)	(470)
Loss on modification or extinguishment of debt	—	(42)	(54)	(43)
Other income, net	—	—	—	6
Total other expense	(209)	(278)	(480)	(507)

Net income	$395	$406	$742	$841

Basic and diluted net income per common unit	$0.73	$0.78	$1.38	$1.62

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	484.0	348.6	484.0	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,239	$1,210
Restricted cash	65	97
Accounts and other receivables, net of current expected credit losses	285	318
Accounts receivable—affiliate	65	184
Advances to affiliate	154	144
Inventory	116	107
Current derivative assets	23	14
Other current assets	97	61
Other current assets—affiliate	1	—
Total current assets	2,045	2,135

Property, plant and equipment, net of accumulated depreciation	16,789	16,723
Operating lease assets, net of accumulated amortization	95	99
Debt issuance costs, net of accumulated amortization	14	17
Derivative assets	21	11
Other non-current assets, net	159	160
Total assets	$19,123	$19,145

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$16	$12
Accrued liabilities	649	658
Accrued liabilities—related party	4	4
Current debt, net of discount and debt issuance costs	654	—
Due to affiliates	38	53
Deferred revenue	105	137
Deferred revenue—affiliate	11	1
Current operating lease liabilities	8	7
Current derivative liabilities	21	11
Total current liabilities	1,506	883

Long-term debt, net of premium, discount and debt issuance costs	16,935	17,580
Operating lease liabilities	87	90
Derivative liabilities	8	35
Other non-current liabilities	—	1
Other non-current liabilities—affiliate	16	17

Partners’ equity
Common unitholders’ interest (484.0 million units issued and outstanding at both June 30, 2021 and December 31, 2020)	805	714
General partner’s interest (2% interest with 9.9 million units issued and outstanding at June 30, 2021 and December 31, 2020)	(234)	(175)
Total partners’ equity	571	539
Total liabilities and partners’ equity	$19,123	$19,145
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2021
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	—	$—	9.9	$(175)	$539
Net income	—	340	—	—	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	—	—	(316)
General partner units	—	—	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	738	—	—	9.9	(203)	535
Net income	—	387	—	—	—	8	395
Distributions
Common units, $0.660/unit	—	(320)	—	—	—	—	(320)
General partner units	—	—	—	—	—	(39)	(39)
Balance at June 30, 2021	484.0	$805	—	$—	9.9	$(234)	$571

Three and Six Months Ended June 30, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.630/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.630/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	1,879	135.4	(962)	9.9	(97)	820
Net income	—	287	—	111	—	8	406
Distributions
Common units, $0.640/unit	—	(223)	—	—	—	—	(223)
Subordinated units, $0.640/unit	—	—	—	(86)	—	—	(86)
General partner units	—	—	—	—	—	(29)	(29)
Balance at June 30, 2020	348.6	$1,943	135.4	$(937)	9.9	$(118)	$888

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$742	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	277	276
Amortization of debt issuance costs, premium and discount	15	17
Loss on modification or extinguishment of debt	54	43
Total gains on derivatives, net	(54)	(29)
Net cash provided by settlement of derivative instruments	18	3
Impairment expense and loss on disposal of assets	6	5
Other	7	7
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	32	6
Accounts receivable—affiliate	119	103
Advances to affiliate	3	14
Inventory	(9)	14
Accounts payable and accrued liabilities	(48)	(242)
Due to affiliates	(13)	(8)
Deferred revenue	(32)	(133)
Other, net	(49)	(40)
Other, net—affiliate	7	(3)
Net cash provided by operating activities	1,075	874

Cash flows from investing activities
Property, plant and equipment	(316)	(581)
Net cash used in investing activities	(316)	(581)

Cash flows from financing activities
Proceeds from issuances of debt	1,500	1,995
Repayments of debt	(1,500)	(2,000)
Debt issuance and other financing costs	(20)	(34)
Debt extinguishment costs	(40)	(39)
Distributions to owners	(710)	(668)
Other	8	(1)
Net cash used in financing activities	(762)	(747)

Net decrease in cash, cash equivalents and restricted cash	(3)	(454)
Cash, cash equivalents and restricted cash—beginning of period	1,307	1,962
Cash, cash equivalents and restricted cash—end of period	$1,304	$1,508

Balances per Consolidated Balance Sheets:

June 30,
2021
Cash and cash equivalents	$1,239
Restricted cash	65
Total cash, cash equivalents and restricted cash	$1,304

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As of June 30, 2021, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of The Blackstone Group Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.00% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 50.00% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, we had $65 million and $97 million of restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of June 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
SPL trade receivable	$264	$300
Other accounts receivable	21	18
Total accounts and other receivables, net of current expected credit losses	$285	$318

NOTE 5—INVENTORY

As of June 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Materials	$81	$81
LNG	9	8
Natural gas	25	17
Other	1	1
Total inventory	$116	$107

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of June 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$16,941	$16,908
LNG terminal construction-in-process	2,463	2,154
Accumulated depreciation	(2,620)	(2,344)
Total LNG terminal, net of accumulated depreciation	16,784	16,718
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(25)	(24)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$16,789	$16,723

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$137	$137	$275	$274

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

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	June 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(11)	$(7)	$33	$15	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2021:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$33	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.190 / $0.007

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$(36)	$49	$(21)	$24
Realized and mark-to-market gains:
Included in cost of sales	67	4	58	32
Purchases and settlements:
Purchases	1	(1)	—	—
Settlements	1	(1)	(4)	(6)
Transfers into Level 3, net (1)	—	—	—	1
Balance, end of period	$33	$51	$33	$51
Change in unrealized gains relating to instruments still held at end of period	$67	$4	$58	$32

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,078 TBtu and 4,970 TBtu as of June 30, 2021 and December 31, 2020, respectively, of which 91 TBtu for each of the periods were for a natural gas supply contract that SPL has with a related party.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	June 30, 2021	December 31, 2020
Current derivative assets	$23	$14
Derivative assets	21	11
Total derivative assets	44	25

Current derivative liabilities	(21)	(11)
Derivative liabilities	(8)	(35)
Total derivative liabilities	(29)	(46)

Derivative asset (liability), net	$15	$(21)

(1)    Does not include collateral posted with counterparties by us of $16 million and $4 million, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of both June 30, 2021 and December 31, 2020.

The following table shows the gain (loss) from changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the three and six months ended June 30, 2021 and 2020 (in millions):

Consolidated Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues	$—	$(4)	$—	$(4)
Cost of sales	56	12	54	33

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of June 30, 2021
Gross assets	$46
Offsetting amounts	(2)
Net assets	$44

Gross liabilities	$(33)
Offsetting amounts	4
Net liabilities	$(29)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 8—OTHER NON-CURRENT ASSETS, NET

As of June 30, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Advances made to municipalities for water system enhancements	$82	$84
Advances and other asset conveyances to third parties to support LNG terminal	33	33
Advances made under EPC and non-EPC contracts	2	9
Tax-related prepayments and receivables	16	17
Information technology service prepayments	5	6
Other	21	11
Total other non-current assets, net	$159	$160

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Interest costs and related debt fees	$201	$203
Accrued natural gas purchases	310	374
LNG terminal and related pipeline costs	116	71
Other accrued liabilities	22	10
Total accrued liabilities	$649	$658

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—DEBT

As of June 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$12,994	$13,650
Cheniere Partners — 4.000% to 5.625% senior notes due between October 2025 and March 2031 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(159)	(170)
Total long-term debt, net of premium, discount and debt issuance costs	16,935	17,580

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (“2022 SPL Senior Notes”) (1)	656	—
Unamortized discount and debt issuance costs, net of accumulated amortization	(2)	—
Total current debt, net of discount and debt issuance costs	654	—

Total debt, net of premium, discount and debt issuance costs	$17,589	$17,580

(1)A portion of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $347 million aggregate principal amount of senior secured notes due 2037, expected to be issued in the second half of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of 2022 SPL Senior Notes and pay related fees, costs and expenses.

Issuances and Redemptions

The following table shows the issuances and redemptions of long-term debt during the six months ended June 30, 2021 (in millions):

Issuances	Principal Amount Issued
Cheniere Partners — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Redemptions	Principal Amount Redeemed
Cheniere Partners — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500

(1)Proceeds of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of our outstanding 2025 CQP Senior Notes, resulting in the recognition of debt extinguishment costs of $54 million for the six months ended June 30, 2021 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2021 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	396	—
Available commitment	$804	$750

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024

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

As of June 30, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total interest cost	$241	$259	$488	$513
Capitalized interest	(32)	(23)	(62)	(43)
Total interest expense, net of capitalized interest	$209	$236	$426	$470

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,950	$18,849	$16,950	$19,113
Senior notes — Level 3 (2)	800	1,008	800	1,036
Credit facilities — Level 3 (3)	—	—	—	—

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues (1)	$1,597	$1,336	$3,266	$2,785
LNG revenues—affiliate	211	61	425	249
Regasification revenues	67	68	134	135
Other revenues	14	9	27	23
Total revenues from customers	1,889	1,474	3,852	3,192
Net derivative loss (2)	—	(4)	—	(4)
Total revenues	$1,889	$1,470	$3,852	$3,188

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $244 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 7—Derivative Instruments for additional information about our derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the six months ended June 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2021
Deferred revenue, beginning of period	$137
Cash received but not yet recognized in revenue	105
Revenue recognized from prior period deferral	(137)
Deferred revenue, end of period	$105

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2021
Deferred revenue—affiliate, beginning of period	$1
Cash received but not yet recognized in revenue	11
Revenue recognized from prior period deferral	(1)
Deferred revenue—affiliate, end of period	$11

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.7	9	$52.1	9
LNG revenues—affiliate	0.2	3	0.1	1
Regasification revenues	2.0	4	2.1	5
Total revenues	$52.9		$54.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 55% and 29% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2021 and 2020, respectively, and approximately 53% and 37% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2021 and 2020, respectively, were related to variable consideration received from customers. Approximately 91% and 100% of our LNG revenues—affiliate from contracts included in the table above during both the three and six months ended June 30, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers and during each of the three and six months ended June 30, 2020, approximately 6% of our regasification revenues were related to variable consideration received from customers.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$209	$59	$419	$241
Contracts for Sale and Purchase of Natural Gas and LNG	2	2	6	8
Total LNG revenues—affiliate	211	61	425	249

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	34	—
Contracts for Sale and Purchase of Natural Gas and LNG	12	5	20	5
Total cost of sales—affiliate	12	5	54	5

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	1	—	1	—

Operating and maintenance expense—affiliate
Services Agreements	35	48	69	81

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	—	22	—

General and administrative expense—affiliate
Services Agreements	21	24	42	49

As of June 30, 2021 and December 31, 2020, we had $65 million and $184 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Natural Gas Transportation and Storage Agreements
SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. We recorded operating and maintenance expense—related party of $12 million and $22 million and cost of sales—related party of $1 million and $1 million during the three and six months ended June 30, 2021, respectively, and accrued liabilities—related party of $4 million as of both June 30, 2021 and December 31, 2020 with this related party.

Services Agreements

As of June 30, 2021 and December 31, 2020, we had $154 million and $144 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $2 million in due to affiliates as of both June 30, 2021 and December 31, 2020 and $16 million and $17 million of other non-current liabilities—affiliate as of June 30, 2021 and December 31, 2020, respectively, from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $3 million and $2 million during the three months ended June 30, 2021 and 2020, respectively, and $4 million and $3 million

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
during the six months ended June 30, 2021 and 2020, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2021 and 2020.

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

NOTE 13—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On July 27, 2021, we declared a $0.665 distribution per common unit and the related distribution to our general partner and IDR holders that will be paid on August 13, 2021 to unitholders of record as of August 6, 2021 for the period from April 1, 2021 to June 30, 2021.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended June 30, 2021
Net income	$395
Declared distributions	361	322	—	7	32
Assumed allocation of undistributed net income (1)	$34	33	—	1	—
Assumed allocation of net income		$355	$—	$8	$32

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$0.73	$—

Three Months Ended June 30, 2020
Net income	$406
Declared distributions	341	225	87	7	22
Assumed allocation of undistributed net income (1)	$65	46	18	1	—
Assumed allocation of net income		$271	$105	$8	$22

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$0.78	$0.78

Six Months Ended June 30, 2021
Net income	$742
Declared distributions	716	641	—	14	61
Assumed allocation of undistributed net income (1)	$26	25	—	1	—
Assumed allocation of net income		$666	$—	$15	$61

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$1.38	$—

Six Months Ended June 30, 2020
Net income	$841
Declared distributions	678	448	174	14	42
Assumed allocation of undistributed net income (1)	$163	115	45	3	—
Assumed allocation of net income		$563	$219	$17	$42

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$1.62	$1.62

(1)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	26%	25%	27%	26%	24%	31%
Customer B	16%	15%	16%	15%	16%	21%
Customer C	17%	17%	18%	16%	16%	*
Customer D	18%	16%	16%	16%	17%	22%
Customer E	12%	11%	12%	11%	*	*

* Less than 10%

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$410	$483

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $252 million and $208 million as of June 30, 2021 and 2020, respectively.

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

The Sabine Pass LNG terminal, one of the largest LNG production facilities in the world, is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. Cheniere’s CR report is available at cheniere.com/IMPACT.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of July 31, 2021, approximately 1,350 cumulative LNG cargoes totaling over 90 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•We completed the following financing transactions:
◦During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of Senior Secured Notes due 2037 (the “2037 SPL Private Placement Senior Secured Notes”) on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of SPL’s outstanding 6.25% SPL Senior Secured Notes due 2022 and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
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

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the six months ended June 30, 2021 and 2020:

(1)	The six months ended June 30, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Net income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Net income	$395	$406	$(11)	$742	$841	$(99)
Basic and diluted net income per common unit	0.73	0.78	(0.05)	1.38	1.62	(0.24)

Net income decreased by $11 million during the three months ended June 30, 2021 from the comparable period in 2020, primarily as a result of decreased margins due to the non-recurrence, during the three months ended June 30, 2021, of accelerated revenues recognized from LNG cargoes for which customers notified us that they would not take delivery, which were partially offset by increased revenue from increased volume of LNG delivered between the periods, decreased loss on modification or extinguishment of debt and decreased interest expense, net of capitalized interest.

Net income decreased by $99 million during the six months ended June 30, 2021 from the comparable period in 2020, primarily as a result of decreased margins due to the non-recurrence, during the six months ended June 30, 2021, of accelerated revenues recognized from LNG cargoes for which customers notified us that they would not take delivery, which were partially offset by increased revenue from increased volume of LNG delivered between the periods. In addition to decreased margins, net income also decreased due to increased loss on extinguishment of debt, which was partially offset by decreased interest expense, net of capitalized interest.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2021	2020	Change	2021	2020	Change
LNG revenues	$1,597	$1,332	$265	$3,266	$2,781	$485
LNG revenues—affiliate	211	61	150	425	249	176
Regasification revenues	67	68	(1)	134	135	(1)
Other revenues	14	9	5	27	23	4
Total revenues	$1,889	$1,470	$419	$3,852	$3,188	$664

LNG volumes recognized as revenues (in TBtu) (1)	313	207	106	638	534	104

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery. During the six months ended June 30, 2021, includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased $419 million and $664 million during the three and six months ended June 30, 2021, respectively, from the comparable periods in 2020, primarily as a result of increased revenues per MMBtu and higher volume of LNG delivered between the periods due to the delivery of all available volume of LNG during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $244 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $12 million and $41 million during the three months ended June 30, 2021 and 2020, respectively, and $60 million and $81 million during the six months ended June 30, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$888	$398	$490	$1,836	$1,097	$739
Cost of sales—affiliate	12	5	7	54	5	49
Cost of sales—related party	1	—	1	1	—	1
Operating and maintenance expense	168	165	3	317	317	—
Operating and maintenance expense—affiliate	35	48	(13)	69	81	(12)
Operating and maintenance expense—related party	12	—	12	22	—	22
Development expense	1	—	1	1	—	1
General and administrative expense	3	8	(5)	5	10	(5)
General and administrative expense—affiliate	21	24	(3)	42	49	(7)
Depreciation and amortization expense	138	138	—	277	276	1
Impairment expense and loss on disposal of assets	6	—	6	6	5	1
Total operating costs and expenses	$1,285	$786	$499	$2,630	$1,840	$790

Total operating costs and expenses increased during the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020, primarily as a result of increased cost of sales (including affiliate). Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2021 from the comparable periods in 2020 primarily due to the increase in pricing of natural gas feedstock and increased volume of LNG produced, partially offset by increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to favorable shifts in long-term forward prices relative to our hedged position and a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate increased during the three and six months ended June 30, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$209	$236	$(27)	$426	$470	$(44)
Loss on modification or extinguishment of debt	—	42	(42)	54	43	11
Other income, net	—	—	—	—	(6)	6
Total other expense	$209	$278	$(69)	$480	$507	$(27)

Interest expense, net of capitalized interest, decreased during the three and six months ended June 30, 2021 from the comparable periods in 2020 primarily as a result of lower interest costs as a result of refinancing higher cost debt and an increase in the portion of total interest costs that is eligible for capitalization primarily due to the continued construction of the remaining assets of the Liquefaction Project. During the three months ended June 30, 2021 and 2020, we incurred $241 million and $259 million of total interest cost, respectively, of which we capitalized $32 million and $23 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred $488 million and $513 million of total interest cost, respectively, of which we capitalized $62 million and $43 million, respectively.

Loss on modification or extinguishment of debt decreased during the three months ended June 30, 2021 from the three months ended June 30, 2020. Loss on modification or extinguishment of debt recognized in 2020 was primarily attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”). Loss

on modification or extinguishment of debt increased during the six months ended June 30, 2021 from the six months ended June 30, 2020, due to the recognition of $54 million of debt extinguishment costs relating to the payment of early redemption fees and premiums and write off of unamortized debt issuance costs with the redemption of the 2025 CQP Senior Notes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$1,239	$1,210
Restricted cash designated for the Liquefaction Project	65	97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	804	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

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

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,239	$1,210
Accounts receivable from Non-Guarantors	30	46
Other current assets	50	42
Current assets—affiliate	135	137
Current assets with Non-Guarantors	1	—
Total current assets	1,455	—

Property, plant and equipment, net of accumulated depreciation	2,459	2,493
Other non-current assets, net	112	117
Total assets	$4,026	$2,610

LIABILITIES
Current liabilities
Due to affiliates	$133	$156
Deferred revenue from Non-Guarantors	21	22
Other current liabilities	114	100
Total current liabilities	268	278

Long-term debt, net of premium, discount and debt issuance costs	4,057	4,060
Other non-current liabilities	83	85
Non-current liabilities—affiliate	15	17
Total liabilities	$4,423	$4,440

Summarized Statement of Income (in millions)	Six Months Ended June 30, 2021

Revenues	$161
Revenues from Non-Guarantors	264
Total revenues	425

Operating costs and expenses	98
Operating costs and expenses—affiliate	96
Total operating costs and expenses	194

Income from operations	231
Net income	69

2019 CQP Credit Facilities

We have a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both June 30, 2021 and December 31, 2020, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of June 30, 2021:

Train 6
Overall project completion percentage	89.6%
Completion percentage of:
Engineering	99.7%
Procurement	99.9%
Subcontract work	70.2%
Construction	79.3%
Date of expected substantial completion	1H 2022

The DOE has issued three orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries through December 31, 2050, up to a combined total equivalent of approximately 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas.

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL and upon the date of first commercial delivery of Train 6, the annual fixed fee portion to be paid by the third-party SPA customers is expected to increase to at least $3.3 billion.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2021, SPL had secured up to approximately 5,025 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2021, we have incurred $2.1 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended June 30, 2021 and 2020, SPL recorded $33 million, and during each of the six months ended June 30, 2021 and 2020, SPL recorded $65 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from us. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, cash flows from operations and equity contributions from us, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	396	413
Available commitments under credit facilities (3)	1,554	1,537
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)    Includes SPL’s 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.
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

During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of the 2037 SPL Private Placement Senior Secured Notes on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of SPL’s outstanding 6.25% SPL Senior Secured Notes due 2022 and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of June 30, 2021 and December 31, 2020, SPL had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both June 30, 2021 and December 31, 2020, SPL had no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of June 30, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,075	$874
Proceeds from issuances of debt	1,500	1,995
Other	8	—
	$2,583	$2,869
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(316)	$(581)
Repayments of debt	(1,500)	(2,000)
Debt issuance and other financing costs	(20)	(34)
Debt extinguishment costs	(40)	(39)
Distributions to owners	(710)	(668)
Other	—	(1)
	(2,586)	(3,323)
Net decrease in cash, cash equivalents and restricted cash	$(3)	$(454)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2021 and 2020 were $1,075 million and $874 million, respectively. The $201 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences and timing of cash receipts from the sale of LNG cargoes.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the six months ended June 30, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and incurred $20 million of debt issuance costs related to this issuance. The proceeds from this issuance, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes, and we paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption.

During the six months ended June 30, 2020, we entered into the 2020 SPL Working Capital Facility to replace the 2015 SPL Working Capital Facility and issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which was used to redeem all of SPL’s outstanding 2021 SPL Senior Notes. We incurred $34 million of debt issuance costs primarily related to up-front fees paid upon closing of the 2030 SPL Senior Notes and the 2020 SPL Working Capital Facility and $39 million of debt extinguishment costs related to the redemption of the 2021 SPL Senior Notes.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three and six months ended June 30, 2021 and 2020:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
May 14, 2021	January 1 - March 31, 2021	$0.660	$—	$320	$—	$7	$30
February 12, 2021	October 1 - December 31, 2020	0.655	—	316	—	7	27

May 15, 2020	January 1 - March 31, 2020	0.64	0.64	223	86	7	20
February 14, 2020	October 1 - December 31, 2019	0.63	0.63	220	85	6	18

On July 27, 2021, we declared a $0.665 distribution per common unit and the related distribution to our general partner and incentive distribution right holders to be paid on August 13, 2021 to unitholders of record as of August 6, 2021 for the period from April 1, 2021 to June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	June 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$15	$3	$(21)	$4

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 5.    OTHER INFORMATION

On August 4, 2021, SPL and Cheniere Marketing entered into a letter agreement (amending and restating the letter agreement between the parties dated February 23, 2021) for the sale of up to eighty-one (81) cargoes to be scheduled for delivery between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu. On August 4, 2021, SPL and Cheniere Marketing also entered into a letter agreement for the sale of (i) up to six (6) cargoes scheduled for delivery in the 2022 Contract Year and up to six (6) cargoes scheduled for delivery in the 2023 Contract Year at a price equal to 115% of Henry Hub plus $1.768 per MMBtu; and (ii) up to six (6) cargoes scheduled for delivery in the 2022 Contract Year at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00043 Third Berth SVT Loading Arm Spares, dated April 9, 2021, (ii) the Change Order CO-00044 Third Berth U/G Directional Drilling & Cathodic Protection Provisional Sum Closures, dated April 9, 2021, (iii) the Change Order CO-00045 Winter Storm Impacts, dated April 9, 2021, (iv) the Change Order CO-00046 NGPL Security Provisional Sum Interim Adjustment, dated June 15, 2021, (v) the Change Order CO-00047 80 Acres Bridge, dated June 15, 2021 and (vi) the Change Order CO-00048 AGRU Additions for Lean Solvent Overpressure, dated June 15, 2021

10.2*
Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

10.3*
Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 4, 2021)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 4, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 4, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)