Form 10-Q
period 2021-09-30
Cheniere Energy Partners, L.P.
filed 2021-11-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 29, 2021, the registrant had 484,025,623 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Partners,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$1,791	$807	$5,057	$3,588
LNG revenues—affiliate	453	103	878	352
Regasification revenues	68	67	202	202
Other revenues	12	5	39	28
Total revenues	2,324	982	6,176	4,170

Operating costs and expenses
Cost of sales (excluding items shown separately below)	1,342	454	3,178	1,551
Cost of sales—affiliate	8	33	62	38
Cost of sales—related party	—	—	1	—
Operating and maintenance expense	148	146	465	463
Operating and maintenance expense—affiliate	34	34	103	115
Operating and maintenance expense—related party	12	—	34	—
Development expense	—	—	1	—
General and administrative expense	2	2	7	12
General and administrative expense—affiliate	22	24	64	73
Depreciation and amortization expense	140	137	417	413
Impairment expense and loss on disposal of assets	—	—	6	5
Total operating costs and expenses	1,708	830	4,338	2,670

Income from operations	616	152	1,838	1,500

Other income (expense)
Interest expense, net of capitalized interest	(210)	(221)	(636)	(691)
Loss on modification or extinguishment of debt	(27)	—	(81)	(43)
Other income, net	2	2	2	8
Total other expense	(235)	(219)	(715)	(726)

Net income (loss)	$381	$(67)	$1,123	$774

Basic and diluted net income (loss) per common unit	$0.69	$(0.08)	$2.07	$1.55

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	484.0	414.8	484.0	370.9

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,713	$1,210
Restricted cash	133	97
Accounts and other receivables, net of current expected credit losses	358	318
Accounts receivable—affiliate	198	184
Advances to affiliate	130	144
Inventory	134	107
Current derivative assets	44	14
Other current assets	105	61
Total current assets	2,815	2,135

Property, plant and equipment, net of accumulated depreciation	16,820	16,723
Operating lease assets, net of accumulated amortization	93	99
Debt issuance costs, net of accumulated amortization	13	17
Derivative assets	25	11
Other non-current assets, net	163	160
Total assets	$19,929	$19,145

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$14	$12
Accrued liabilities	846	658
Accrued liabilities—related party	5	4
Current debt, net of discount and debt issuance costs	944	—
Due to affiliates	45	53
Deferred revenue	166	137
Deferred revenue—affiliate	4	1
Current operating lease liabilities	8	7
Current derivative liabilities	23	11
Total current liabilities	2,055	883

Long-term debt, net of premium, discount and debt issuance costs	17,171	17,580
Non-current deferred revenue	1	—
Operating lease liabilities	85	90
Derivative liabilities	13	35
Other non-current liabilities	—	1
Other non-current liabilities—affiliate	15	17

Partners’ equity
Common unitholders’ interest (484.0 million units issued and outstanding at both September 30, 2021 and December 31, 2020)	856	714
General partner’s interest (2% interest with 9.9 million units issued and outstanding at September 30, 2021 and December 31, 2020)	(267)	(175)
Total partners’ equity	589	539
Total liabilities and partners’ equity	$19,929	$19,145
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2021
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	—	$—	9.9	$(175)	$539
Net income	—	340	—	—	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	—	—	(316)
General partner units	—	—	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	738	—	—	9.9	(203)	535
Net income	—	387	—	—	—	8	395
Distributions
Common units, $0.660/unit	—	(320)	—	—	—	—	(320)
General partner units	—	—	—	—	—	(39)	(39)
Balance at June 30, 2021	484.0	805	—	—	9.9	(234)	571
Net income	—	373	—	—	—	8	381
Distributions
Common units, $0.665/unit	—	(322)	—	—	—	—	(322)
General partner units	—	—	—	—	—	(41)	(41)
Balance at September 30, 2021	484.0	$856	—	$—	9.9	$(267)	$589

Three and Nine Months Ended September 30, 2020
	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	348.6	$1,792	135.4	$(996)	9.9	$(81)	$715
Net income	—	307	—	119	—	9	435
Distributions
Common units, $0.630/unit	—	(220)	—	—	—	—	(220)
Subordinated units, $0.630/unit	—	—	—	(85)	—	—	(85)
General partner units	—	—	—	—	—	(25)	(25)
Balance at March 31, 2020	348.6	1,879	135.4	(962)	9.9	(97)	820
Net income	—	287	—	111	—	8	406
Distributions
Common units, $0.640/unit	—	(223)	—	—	—	—	(223)
Subordinated units, $0.640/unit	—	—	—	(86)	—	—	(86)
General partner units	—	—	—	—	—	(29)	(29)
Balance at June 30, 2020	348.6	$1,943	135.4	$(937)	9.9	$(118)	$888
Net loss	—	(65)	—	(1)	—	(1)	(67)
Conversion of subordinated units into common units	135.4	(1,026)	(135.4)	1,026	—	—	—
Distributions
Common units, $0.645/unit	—	(225)	—	—	—	—	(225)
Subordinated units, $0.645/unit	—	—	—	(88)	—	—	(88)
General partner units	—	—	—	—	—	(30)	(30)
Balance at September 30, 2020	484.0	$627	—	$—	9.9	$(149)	$478

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$1,123	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	417	413
Amortization of debt issuance costs, premium and discount	22	24
Loss on modification or extinguishment of debt	81	43
Total losses (gains) on derivatives, net	(64)	38
Net cash provided by (used for) settlement of derivative instruments	10	(2)
Impairment expense and loss on disposal of assets	6	5
Other	13	10
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	(41)	93
Accounts receivable—affiliate	(13)	23
Advances to affiliate	11	31
Inventory	(26)	2
Accounts payable and accrued liabilities	165	(96)
Accrued liabilities—related party	1	2
Due to affiliates	(6)	(3)
Deferred revenue	29	24
Other, net	(62)	(45)
Other, net—affiliate	1	(3)
Net cash provided by operating activities	1,667	1,333

Cash flows from investing activities
Property, plant and equipment	(495)	(795)
Net cash used in investing activities	(495)	(795)

Cash flows from financing activities
Proceeds from issuances of debt	2,700	1,995
Repayments of debt	(2,172)	(2,000)
Debt issuance and other financing costs	(35)	(34)
Debt extinguishment costs	(61)	(39)
Distributions to owners	(1,073)	(1,011)
Other	8	—
Net cash used in financing activities	(633)	(1,089)

Net increase (decrease) in cash, cash equivalents and restricted cash	539	(551)
Cash, cash equivalents and restricted cash—beginning of period	1,307	1,962
Cash, cash equivalents and restricted cash—end of period	$1,846	$1,411

Balances per Consolidated Balance Sheets:

September 30,
2021
Cash and cash equivalents	$1,713
Restricted cash	133
Total cash, cash equivalents and restricted cash	$1,846

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

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

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As of September 30, 2021, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of The Blackstone Group Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.00% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 50.00% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, we had $133 million and $97 million of restricted cash, respectively.

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

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of September 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
SPL trade receivable	$338	$300
Other accounts receivable	20	18
Total accounts and other receivables, net of current expected credit losses	$358	$318

NOTE 5—INVENTORY

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Materials	$83	$81
LNG	33	8
Natural gas	16	17
Other	2	1
Total inventory	$134	$107

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of September 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$16,950	$16,908
LNG terminal construction-in-process	2,623	2,154
Accumulated depreciation	(2,757)	(2,344)
Total LNG terminal, net of accumulated depreciation	16,816	16,718
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(26)	(24)
Total fixed assets, net of accumulated depreciation	4	5
Property, plant and equipment, net of accumulated depreciation	$16,820	$16,723

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$139	$135	$414	$409

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

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	September 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(18)	$(8)	$59	$33	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2021:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$59	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.333) - $0.415 / $0.015

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$33	$51	$(21)	$24
Realized and mark-to-market gains (losses):
Included in cost of sales	25	(47)	79	(22)
Purchases and settlements:
Purchases	4	5	6	4
Settlements	(3)	(8)	(5)	(6)
Transfers out of Level 3, net (1)	—	(1)	—	—
Balance, end of period	$59	$—	$59	$—
Change in unrealized gains (losses) relating to instruments still held at end of period	$25	$(47)	$79	$(22)

(1)Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,135 TBtu and 4,970 TBtu as of September 30, 2021 and December 31, 2020, respectively, of which 99 TBtu and 91 TBtu, respectively, were for a natural gas supply contract that SPL has with a related party.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2021	December 31, 2020
Current derivative assets	$44	$14
Derivative assets	25	11
Total derivative assets	69	25

Current derivative liabilities	(23)	(11)
Derivative liabilities	(13)	(35)
Total derivative liabilities	(36)	(46)

Derivative asset (liability), net	$33	$(21)

(1)Does not include collateral posted with counterparties by us of $29 million and $4 million, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that SPL has with a related party, which had a fair value of zero as of both September 30, 2021 and December 31, 2020.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues	$—	$7	$—	$3
Cost of sales	10	(74)	64	(41)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of September 30, 2021
Gross assets	$76
Offsetting amounts	(7)
Net assets	$69

Gross liabilities	$(43)
Offsetting amounts	7
Net liabilities	$(36)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Interest costs and related debt fees	$209	$203
Accrued natural gas purchases	523	374
LNG terminal and related pipeline costs	87	71
Other accrued liabilities	27	10
Total accrued liabilities	$846	$658

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

As of September 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”) (1)	$13,128	$13,650
Cheniere Partners — 3.250% to 5.625% senior notes due between October 2025 and January 2032 and credit facilities (“2019 CQP Credit Facilities”)	4,200	4,100
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(157)	(170)
Total long-term debt, net of premium, discount and debt issuance costs	17,171	17,580

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (the “2022 SPL Senior Notes”) (1) (2)	522	—
Cheniere Partners — current portion of 5.625% senior notes due October 2026 (the “2026 CQP Senior Notes”) (3)	428	—
Unamortized discount and debt issuance costs, net of accumulated amortization	(6)	—
Total current debt, net of discount and debt issuance costs	944	—

Total debt, net of premium, discount and debt issuance costs	$18,115	$17,580

(1)A portion of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $482 million aggregate principal amount of senior secured notes due 2037 pursuant to executed note purchase agreements, expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses.
(2)In October 2021, $318 million of the 2022 SPL Senior Notes was redeemed with $100 million of the proceeds from our issuance of the 3.250% senior notes due 2032 (the “2032 CQP Senior Notes”) and $218 million of cash on hand. See Issuances and Redemptions section below for further discussion.
(3)In October 2021, we redeemed the remaining outstanding aggregate principal amount of the 2026 CQP Senior Notes that were not purchased pursuant to the tender offer and consent solicitation in September 2021. See Issuances and Redemptions section below for further discussion.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Issuances and Redemptions

The following table shows the issuances and redemptions of long-term debt during the nine months ended September 30, 2021 (in millions), excluding intra-quarter borrowings and repayments:

Issuances	Principal Amount Issued
Three Months Ended March 31, 2021
Cheniere Partners — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Three Months Ended September 30, 2021
Cheniere Partners — 2032 CQP Senior Notes (2)	1,200
Nine Months Ended September 30, 2021 total	$2,700

Redemptions	Principal Amount Redeemed
Three Months Ended March 31, 2021
Cheniere Partners — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500

Three Months Ended September 30, 2021
Cheniere Partners — 2026 CQP Senior Notes (2)	672
Nine Months Ended September 30, 2021 total	$2,172

(1)Net proceeds from the issuance of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of our outstanding 2025 CQP Senior Notes, resulting in $54 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.
(2)Net proceeds from the issuance of the 2032 CQP Senior Notes were used to redeem a portion of the 2026 CQP Senior Notes in September 2021 pursuant to the tender offer and consent solicitation, resulting in $27 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs. In October 2021, the remaining net proceeds from the issuance of the 2032 CQP Senior Notes were used to redeem the remaining outstanding principal amount of the 2026 CQP Senior Notes and, together with cash on hand, redeem $318 million of the 2022 SPL Senior Notes.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2021 (in millions):

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of September 30, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest cost	$244	$246	$732	$759
Capitalized interest	(34)	(25)	(96)	(68)
Total interest expense, net of capitalized interest	$210	$221	$636	$691

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$17,478	$19,231	$16,950	$19,113
Senior notes — Level 3 (2)	800	997	800	1,036
Credit facilities — Level 3 (3)	—	—	—	—

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues (1)	$1,791	$800	$5,057	$3,585
LNG revenues—affiliate	453	103	878	352
Regasification revenues	68	67	202	202
Other revenues	12	5	39	28
Total revenues from customers	2,324	975	6,176	4,167
Net derivative loss (2)	—	7	—	3
Total revenues	$2,324	$982	$6,176	$4,170

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $21 million would have

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million that would have otherwise been recognized during the period if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 7—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2021
Deferred revenue, beginning of period	$137
Cash received but not yet recognized in revenue	166
Revenue recognized from prior period deferral	(137)
Deferred revenue, end of period	$166

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2021
Deferred revenue—affiliate, beginning of period	$1
Cash received but not yet recognized in revenue	4
Revenue recognized from prior period deferral	(1)
Deferred revenue—affiliate, end of period	$4

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.1	9	$52.1	9
LNG revenues—affiliate	0.7	3	0.1	1
Regasification revenues	1.9	4	2.1	5
Total revenues	$52.7		$54.3

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 63% and 39% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2021 and 2020, respectively, and approximately 56% and 37% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2021 and 2020, respectively, were related to variable consideration received from customers. Approximately 96% and 94% of our LNG revenues—affiliate from contracts included in the table above during the three and nine months ended September 30, 2021, respectively, and 100% of our LNG revenues—affiliate from contracts included in the table above during each of the three and nine months ended September 30, 2020 were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers, respectively, and during each of the three and nine months ended September 30, 2020, approximately 6% of our regasification revenues were related to variable consideration received from customers.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$441	$87	$860	$328
Contracts for Sale and Purchase of Natural Gas and LNG	12	16	18	24
Total LNG revenues—affiliate	453	103	878	352

Cost of sales—affiliate
Cheniere Marketing Agreements	—	32	34	32
Contracts for Sale and Purchase of Natural Gas and LNG	8	1	28	6
Total cost of sales—affiliate	8	33	62	38

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	—	—	1	—

Operating and maintenance expense—affiliate
Services Agreements	34	34	103	115

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	—	34	—

General and administrative expense—affiliate
Services Agreements	22	24	64	73

As of September 30, 2021 and December 31, 2020, we had $198 million and $184 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cheniere Marketing Letter Agreements

In August 2021, SPL and Cheniere Marketing entered into a letter agreement (amending and restating the previous letter agreement between the parties from February 2021) for the sale of up to 81 cargoes to be delivered between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu. Additionally, SPL and Cheniere Marketing entered into a letter agreement for the sale of (1) up to six cargoes to be delivered in 2022 and up to six cargoes to be delivered in 2023 at a price equal to 115% of Henry Hub plus $1.768 per MMBtu; and (2) up to six cargoes to be delivered in 2022 at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.
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

Natural Gas Transportation and Storage Agreements
SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. We recorded operating and maintenance expense—related party of $12 million and $34 million and cost of sales—related party of zero and $1 million during the three and nine months ended September 30, 2021, respectively, and accrued liabilities—related party of $5 million and $4 million as of September 30, 2021 and December 31, 2020, respectively, with this related party.

Services Agreements

As of September 30, 2021 and December 31, 2020, we had $130 million and $144 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $2 million in due to affiliates as of both September 30, 2021 and December 31, 2020 and $15 million and $17 million of other non-current liabilities—affiliate as of September 30, 2021 and December 31, 2020, respectively, from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $2 million and $1 million during the three months ended September 30, 2021 and 2020, respectively, and $6 million and

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
$4 million during the nine months ended September 30, 2021 and 2020, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2021 and 2020.

State Tax Sharing Agreements

SPLNG has a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPLNG and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPLNG will pay to Cheniere an amount equal to the state and local tax that SPLNG would be required to pay if its state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from SPLNG under the agreement. The agreement is effective for tax returns due on or after January 1, 2008.

SPL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which SPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, SPL will pay to Cheniere an amount equal to the state and local tax that SPL would be required to pay if SPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from SPL under the agreement. The agreement is effective for tax returns due on or after August 2012.

CTPL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CTPL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CTPL will pay to Cheniere an amount equal to the state and local tax that CTPL would be required to pay if CTPL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from CTPL under the agreement. The agreement is effective for tax returns due on or after May 2013.

NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On October 26, 2021, we declared a $0.680 distribution per common unit and the related distribution to our general partner and IDR holders that will be paid on November 12, 2021 to unitholders of record as of November 5, 2021 for the period from July 1, 2021 to September 30, 2021.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Three Months Ended September 30, 2021
Net income	$381
Declared distributions	375	329	—	8	38
Assumed allocation of undistributed net income (1)	$6	6	—	—	—
Assumed allocation of net income		$335	$—	$8	$38

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$0.69	$—

Three Months Ended September 30, 2020
Net loss	$(67)
Declared distributions	346	315	—	6	25
Assumed allocation of undistributed net loss (1)	$(413)	(347)	(58)	(8)	—
Assumed allocation of net loss		$(32)	$(58)	$(2)	$25

Weighted average units outstanding		414.8	69.2
Basic and diluted net loss per unit		$(0.08)	$(0.84)

Nine Months Ended September 30, 2021
Net income	$1,123
Declared distributions	1,091	970	—	22	99
Assumed allocation of undistributed net income (1)	$32	31	—	1	—
Assumed allocation of net income		$1,001	$—	$23	$99

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$2.07	$—

Nine Months Ended September 30, 2020
Net income	$774
Declared distributions	1,024	763	174	20	67
Assumed allocation of undistributed net loss (1)	$(250)	(188)	(57)	(5)	—
Assumed allocation of net income		$575	$117	$15	$67

Weighted average units outstanding		370.9	113.1
Basic and diluted net income per unit		$1.55	$1.03

(1)Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	20%	*	24%	22%	26%	31%
Customer B	17%	14%	16%	15%	18%	21%
Customer C	18%	26%	18%	18%	17%	*
Customer D	19%	22%	17%	18%	17%	22%
Customer E	11%	*	11%	12%	*	*

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$601	$636

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $233 million as of both September 30, 2021 and 2020, respectively.

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

The Sabine Pass LNG terminal, one of the largest LNG production facilities in the world, is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In August 2021, Cheniere also announced a peer-reviewed LNG life cycle assessment study which allows for improved greenhouse gas emissions assessment, which was published in the American Chemical Society Sustainable Chemistry & Engineering Journal. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of October 31, 2021, over 1,430 cumulative LNG cargoes totaling approximately 110 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In September 2021, feed gas was introduced to Train 6 of the Liquefaction Project.
Financial
•We completed the following financing transactions:
◦In September 2021, we issued an aggregate principal amount of $1.2 billion of 3.52% Senior Notes due 2032 (the “2032 CQP Senior Notes”). Net proceeds of the 2032 CQP Senior Notes were used to redeem a portion of the outstanding $1.1 billion aggregate principal amount of the 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) in September 2021 pursuant to a tender offer and consent solicitation. In October 2021, the remaining net proceeds of the 2032 CQP Senior Notes were used to redeem the remaining outstanding principal amount of the 2026 CQP Senior Notes and, together with cash on hand, redeem $318 million of the 6.25% Senior Secured Notes due 2022 (the “2022 SPL Senior Notes”).
◦During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of Senior Secured Notes due 2037, on a private placement basis (the “2037 SPL Private Placement Senior Secured Notes”). The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to redeem a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.
◦In March 2021, we issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to redeem the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and to pay fees and expenses in connection with the redemption.
•In April 2021, S&P Global Ratings changed the outlook on our ratings to positive from negative.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of SPL’s senior secured notes rating to positive from stable and the outlook of our long-term issuer default rating and senior unsecured notes rating to positive from stable.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the nine months ended September 30, 2021 and 2020:

(1)	The nine months ended September 30, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Net income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Net income (loss)	$381	$(67)	$448	$1,123	$774	$349
Basic and diluted net income (loss) per common unit	0.69	(0.08)	0.77	2.07	1.55	0.52

Net income increased by $448 million and $349 million during the three and nine months ended September 30, 2021 from the comparable periods in 2020, primarily as a result of increased margins attributable to increased volume of LNG delivered between the periods and decreased losses from commodity derivatives to secure natural gas feedstock for the Liquefaction Project.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2021	2020	Change	2021	2020	Change
LNG revenues	$1,791	$807	$984	$5,057	$3,588	$1,469
LNG revenues—affiliate	453	103	350	878	352	526
Regasification revenues	68	67	1	202	202	—
Other revenues	12	5	7	39	28	11
Total revenues	$2,324	$982	$1,342	$6,176	$4,170	$2,006

LNG volumes recognized as revenues (in TBtu) (1)	308	132	176	946	666	280

(1)Excludes volume associated with cargoes for which customers notified us that they would not take delivery. During the nine months ended September 30, 2021, includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.3 billion and $2.0 billion during the three and nine months ended September 30, 2021, respectively, from the comparable periods in 2020, primarily as a result of higher volumes of LNG delivered between the periods due to the delivery of all available volume of LNG in 2021 and increased revenues per MMBtu during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $21 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $52 million and $130 million during the three months ended September 30, 2021 and 2020, respectively, and $112 million and $211 million during the nine months ended September 30, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$1,342	$454	$888	$3,178	$1,551	$1,627
Cost of sales—affiliate	8	33	(25)	62	38	24
Cost of sales—related party	—	—	—	1	—	1
Operating and maintenance expense	148	146	2	465	463	2
Operating and maintenance expense—affiliate	34	34	—	103	115	(12)
Operating and maintenance expense—related party	12	—	12	34	—	34
Development expense	—	—	—	1	—	1
General and administrative expense	2	2	—	7	12	(5)
General and administrative expense—affiliate	22	24	(2)	64	73	(9)
Depreciation and amortization expense	140	137	3	417	413	4
Impairment expense and loss on disposal of assets	—	—	—	6	5	1
Total operating costs and expenses	$1,708	$830	$878	$4,338	$2,670	$1,668

Total operating costs and expenses increased during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and nine months ended September 30, 2021 from the comparable periods in 2020 primarily due to the increase in pricing of natural gas feedstock as a result of higher US natural gas prices and increased volume of LNG delivered, partially offset by a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and the increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to favorable shifts in long-term forward prices relative to our hedged position. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate decreased during the three months ended September 30, 2021 and increased during the nine months ended September 30, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Other expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$210	$221	$(11)	$636	$691	$(55)
Loss on modification or extinguishment of debt	27	—	27	81	43	38
Other income, net	(2)	(2)	—	(2)	(8)	6
Total other expense	$235	$219	$16	$715	$726	$(11)

Interest expense, net of capitalized interest, decreased during the three and nine months ended September 30, 2021 from the comparable periods in 2020 primarily due to lower interest costs as a result of refinancing higher cost debt and an increase in the portion of total interest costs that is eligible for capitalization primarily due to the continued construction of the remaining assets of the Liquefaction Project. During the three months ended September 30, 2021 and 2020, we incurred $244 million and $246 million of total interest cost, respectively, of which we capitalized $34 million and $25 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred $732 million and $759 million of total interest cost, respectively, of which we capitalized $96 million and $68 million, respectively.

Loss on modification or extinguishment of debt increased during the three and nine months ended September 30, 2021 from the comparable periods in 2020. Loss on modification or extinguishment of debt recognized in 2021 was primarily attributable to debt extinguishment costs relating to the payment of early redemption fees and premiums and the write off of unamortized debt issuance costs with the redemption of the 2025 CQP Senior Notes and 2026 CQP Senior Notes. Loss on modification or extinguishment of debt recognized in 2020 was primarily attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”).

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$1,713	$1,210
Restricted cash designated for the Liquefaction Project	133	97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	804	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750

CQP Senior Notes

The $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”), the 2031 CQP Senior Notes and the 2032 CQP Senior Notes (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture, the 2031 CQP Senior Notes are further governed by the Fifth Supplemental Indenture and the 2032 CQP Senior Notes are further governed by the Sixth Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit our ability and the CQP Guarantors’ ability to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2024 for the 2029 CQP Senior Notes, March 1, 2026 for the 2031 CQP Senior Notes and January 31, 2027 for the 2032 CQP Senior Notes, we may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2024 for the 2029 CQP Senior Notes, March 1, 2024 for the 2031 CQP Senior Notes and January 31, 2025 for the 2032 CQP Senior Notes, we may redeem up to 35%, and in the case of the 2032 CQP Senior Notes, up to 40%, of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes, 104.000% of the aggregate principal amount of the 2031 CQP Senior Notes and 103.250% of the aggregate principal amount of the 2032 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes, March 1, 2026 through the maturity date of March 1, 2031 for the 2031 CQP Senior Notes and January 31, 2027 through maturity date of January 31, 2032 for the 2032 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,713	$1,210
Accounts receivable from Non-Guarantors	38	46
Other current assets	54	42
Current assets—affiliate	126	137
Current assets with Non-Guarantors	—	—
Total current assets	1,931	—

Property, plant and equipment, net of accumulated depreciation	2,441	2,493
Other non-current assets, net	108	117
Total assets	$4,480	$2,610

LIABILITIES
Current liabilities
Due to affiliates	$145	$156
Deferred revenue from Non-Guarantors	21	22
Other current liabilities	543	100
Total current liabilities	709	278

Long-term debt, net of premium, discount and debt issuance costs	4,153	4,060
Other non-current liabilities	85	85
Non-current liabilities—affiliate	15	17
Total liabilities	$4,962	$4,440

Summarized Statement of Income (in millions)	Nine Months Ended September 30, 2021

Revenues	$241
Revenues from Non-Guarantors	396
Total revenues	637

Operating costs and expenses	143
Operating costs and expenses—affiliate	145
Total operating costs and expenses	288

Income from operations	348
Net income	107

2019 CQP Credit Facilities

We have a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities are being used to fund the development and construction of Train 6 of the Liquefaction Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both September 30, 2021 and December 31, 2020, we had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Sabine Pass LNG Terminal

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, undergoing commissioning of one additional Train that is expected to be substantially completed in the first quarter of 2022 and constructing a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of September 30, 2021:

Train 6
Overall project completion percentage	97.1%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	95.8%
Construction	92.9%
Date of expected substantial completion	1Q 2022

We received approval from FERC to site, construct and operate up to a combined total equivalent of approximately 1,661.94 Bcf/yr (approximately 33 mtpa) of natural gas from the Liquefaction Project. The DOE has has issued multiple orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal through December 31, 2050 to FTA countries and non-FTA countries for 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas, and an additional 152.64 Bcf/yr (approximately 3 mtpa) of natural gas to FTA countries only, with the authorization for the additional volume to non-FTA countries pending.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of SPL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

Customers

SPL has entered into fixed price long-term SPAs with third-parties, generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 16 years (plus extension rights) for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers, (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu (3) up to 81 cargoes to be delivered between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu, (4) up to six cargoes to be delivered in 2022 and up to six cargoes to be delivered in 2023 at a price equal to 115% of Henry Hub plus $1.768 per MMBtu and (5) up to six cargoes to be delivered in 2022 at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2021, SPL had secured up to approximately 5,033 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2021, we have incurred $2.2 billion under this contract.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of TotalEnergies Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2021 and 2020, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During each of the nine months ended September 30, 2021 and 2020, SPL recorded $97 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the Liquefaction Project will be financed through cash flows under the SPAs, project debt and borrowings and equity contributions from us. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, cash flows from operations and equity contributions from us, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Senior notes (1)	$18,278	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	396	413
Available commitments under credit facilities (3)	1,554	1,537
Total capital resources from borrowings and available commitments (4)	$20,228	$19,700

(1)Includes SPL’s 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 (collectively, the “SPL Senior Notes”) and our CQP Senior Notes.
(2)Includes outstanding balances under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.
(3)Consists of 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.
(4)Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

SPL Senior Notes

The SPL Senior Notes are governed by a common indenture (the “SPL Indenture”) and the terms of the 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to six months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2022 SPL Senior Notes, 5.625% Senior Secured Notes due 2023 (the “2023 SPL Senior Notes”), 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and 5.625% Senior Notes due 2025 (the “2025 SPL Senior Notes”), in which case the time period is three months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within six months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes and 2025 SPL Senior Notes, in which case the time period is within three months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of the 2037 SPL Private Placement Senior Secured Notes on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of September 30, 2021 and December 31, 2020, SPL had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both September 30, 2021 and December 31, 2020, SPL had no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Restrictive Debt Covenants

As of September 30, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,667	$1,333
Proceeds from issuances of debt	2,700	1,995
Other	8	—
	$4,375	$3,328
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(495)	$(795)
Repayments of debt	(2,172)	(2,000)
Debt issuance and other financing costs	(35)	(34)
Debt extinguishment costs	(61)	(39)
Distributions to owners	(1,073)	(1,011)
	(3,836)	(3,879)
Net increase (decrease) in cash, cash equivalents and restricted cash	$539	$(551)

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2021 and 2020 were $1,667 million and $1,333 million, respectively. The $334 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences and timing of cash receipts from the sale of LNG cargoes.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the nine months ended September 30, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and $1.2 billion of the 2032 CQP Senior Notes and incurred $35 million of debt issuance costs related to these issuances. The proceeds from these issuances, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes and $672 million of the 2032 CQP Senior Notes, and we paid $61 million of debt extinguishment costs related to these redemptions, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

During the nine months ended September 30, 2020, we entered into the 2020 SPL Working Capital Facility to replace the previous working capital facility and issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which was used to redeem all of SPL’s outstanding 2021 SPL Senior Notes. We incurred $34 million of debt issuance costs primarily related to up-front fees paid upon closing of the 2030 SPL Senior Notes and the 2020 SPL Working Capital Facility and $39 million of debt extinguishment costs related to the redemption of the 2021 SPL Senior Notes, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three and nine months ended September 30, 2021 and 2020:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
August 13, 2021	April 1 - June 30, 2021	$0.665	$—	$322	$—	$7	$32
May 14, 2021	January 1 - March 31, 2021	0.660	—	320	—	7	30
February 12, 2021	October 1 - December 31, 2020	0.655	—	316	—	7	27

August 14, 2020	April 1 - June 30, 2020	0.645	0.645	225	88	7	22
May 15, 2020	January 1 - March 31, 2020	0.64	0.64	223	86	7	20
February 14, 2020	October 1 - December 31, 2019	0.63	0.63	220	85	6	18

On October 26, 2021, we declared a $0.680 distribution per common unit and the related distribution to our general partner and incentive distribution right holders to be paid on November 12, 2021 to unitholders of record as of November 5, 2021 for the period from July 1, 2021 to September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$33	$2	$(21)	$4

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, SPL responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. SPL continues to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.    RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, withholding may be required on the amount realized unless the disposing unitholder certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the unitholder. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. In Notice 2021-51, the Internal Revenue Service announced that it intends to amend the Treasury regulations to defer the applicability date for withholding on a transfer of an interest in a publicly traded partnership to January 1, 2023. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

ITEM 5.    OTHER INFORMATION

On November 3, 2021, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to thirty-five (35) cargoes to be scheduled for delivery in the 2022 Contract Year at a price equal to 115% of Henry Hub plus $1.92 per MMBtu.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Sixth Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 27, 2021)

10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00049 COVID-19 Impacts 2Q2021, dated July 6, 2021, (ii) CO-00050 Third Berth Bunkering Ship Modifications — Pre-Investment for Foundations, dated July 6, 2021, (iii) CO-00051 Thermal Oxidizer Controls Change, dated September 8, 2021, (iv) CO-00052 Third Berth Spare Beacon and Additional Cable Tray, dated September 8, 2021 and (v) CO-00053 Train 6 Gearbox Assembly Replacement for Unit 1411, dated September 24, 2021

10.2*
First Amendment to Third Amended and Restated Common Terms Agreement, dated as of July 26, 2021, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent

10.3*
Letter agreement, dated November 3, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

10.4
Registration Rights Agreement, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 27, 2021)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	November 3, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)