Form 10-K
period 2021-12-31
Cheniere Energy Partners, L.P.
filed 2022-02-24
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $10.8 billion as of June 30, 2020.
As of February 18, 2022, the registrant had 484,027,123 common units outstanding.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

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
•statements regarding our future sources of liquidity and cash requirements;
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
•statements regarding the COVID-19 pandemic and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing creditworthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG;
•any other statements that relate to non-historical or future information; and
•other factors described in Item 1A. Risk Factors in this Annual Report on Form 10-K.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

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

The natural gas liquefaction and export facility at Sabine Pass, Louisiana (the “Sabine Pass LNG terminal”), one of the largest LNG production facilities in the world, is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of six operational Trains, with Train 6 which achieved substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

Our customer arrangements provide us with significant, stable and long-term cash flows. As further discussed below, we contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, We have contracted approximately 75% of the total production capacity from the Liquefaction Project through long-term SPAs, with approximately 16 years of weighted average remaining life as of December 31, 2021, which includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes. For further discussion of the contracted future cash flows under our revenue arrangements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG terminal, which provides opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In August 2021, Cheniere also announced a peer-reviewed LNG life cycle assessment study which allows for improved greenhouse gas emissions assessment, which was published in the American Chemical Society Sustainable Chemistry & Engineering Journal. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.
Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for seven of eight third party long-term SPA customers as of December 31, 2021;
•maximizing the production of LNG to serve our customers and generating steady and stable revenues and operating cash flows;
•optimizing the Liquefaction Project by leveraging existing infrastructure;
•maintaining a prudent and cost-effective capital structure; and
•strategically identifying actionable environmental solutions.

Our Business

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We operate six Trains, including Train 6 which achieved substantial completion on February 4, 2022, and two marine berths, and are constructing a third marine berth. The SPL Project has a lump sum turnkey contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the EPC of Train 6. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2021:

Train 6
Overall project completion percentage	99.5%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	99.6%
Construction	98.8%
Date of substantial completion	February 4, 2022

The following summarizes the volumes of natural gas for which we have received approvals from FERC to site, construct and operate the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal through December 31, 2050:

	FERC Approved Volume		DOE Approved Volume
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
FTA countries	1,661.94	33	1,661.94	33
Non-FTA countries	1,661.94	33	1,509.3 (1)	30

(1)The authorization for an additional 152.64 Bcf/yr (approximately 3 mtpa) of natural gas is currently pending.

Natural Gas Supply, Transportation and Storage

SPL has secured natural gas feedstock for the Sabine Pass LNG terminal through long-term natural gas supply agreements. Additionally, to ensure that SPL is able to transport natural gas feedstock to the Sabine Pass LNG terminal and manage inventory levels, it has entered into transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third-parties.
Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. SPLNG has entered into two long-term, third party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the approximately 2 Bcf/d of aggregate capacity they have reserved at the Sabine Pass LNG terminal. The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL.

Customers

Information regarding our customer contracts can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2021	2020	2019
BG Gulf Coast LNG, LLC	24%	24%	27%
GAIL (India) Limited	17%	18%	20%
Korea Gas Corporation	17%	17%	19%
Naturgy LNG GOM, Limited	16%	15%	18%
TotalEnergies Gas & Power North America, Inc.	11%	11%	*

* Less than 10%

All of the above customers contribute to our LNG revenues through SPA contracts.

Governmental Regulation

The Sabine Pass LNG terminal and the Creole Trail Pipeline are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. These rigorous regulatory requirements increase the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

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

Under the NGA, our pipeline is not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area. On February 18, 2022, FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for FERC’s decision-making process, which would now include, among other things, reasonably foreseeable greenhouse gas emissions that may be attributable to the project and the project’s impact on environmental justice communities. These FERC changes are the first revision in more than 20 years to FERC’s policy for the certification of new interstate natural gas pipeline projects under Section 7 of the NGA. The updated Policy Statement has more limited applicability to LNG projects regulated under Section 3 of the Natural Gas Act. While the impact on our future projects and expansions is not known at this time, we do not expect it to have a material adverse effect on our operations.

We are permitted to make sales of natural gas for resale in interstate commerce pursuant to a blanket marketing certificate granted by the FERC with the issuance of our Certificate of Public Convenience and Necessity to our marketing affiliates. Our sales of natural gas will be affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation.

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

The FERC issued its final Order Granting Section 3 Authority (“Order”) in April 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, in May 2012, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an Order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an Order issued in April 2015 and an Order denying rehearing issued in June 2015. These Orders are not subject to appellate court review. In October of 2018, SPL applied to the FERC for authorization to add a third marine berth to the Liquefaction Project, which FERC approved in February of 2020. FERC issued written approval to commence site preparation work for the third berth in June 2020.

The Creole Trail Pipeline, which interconnects with the Sabine Pass LNG terminal, holds a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC’s approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. In February 2013, the FERC approved CTPL’s application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 Dekatherms per day of feed gas to the Sabine Pass LNG terminal. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality (“LDEQ”) for the proposed modifications and construction was completed in 2015. In September 2013, as part of the Application for Trains 5 and 6, we filed an application with the FERC for authorization to construct and operate an extension and expansion of Creole Trail Pipeline and related facilities in order to deliver additional domestic natural gas supplies to the Sabine Pass LNG terminal, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review.

On September 27, 2019, SPL filed a request with the FERC pursuant to Section 3 of the NGA, requesting authorization to increase the total LNG production capacity of the terminal from currently authorized levels to an amount which reflects more accurately the capacity of the facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE. The DOE issued Orders granting authorization to export LNG to FTA countries in April 2020. The DOE authorization for export to non-FTA countries is still pending. In October 2021, the FERC issued its Orders Amending Authorization under Section 3 of the NGA.

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
PHMSA performs inspections of pipeline and LNG facilities and has authority to undertake enforcement actions, including issuance of civil penalties up to approximately $225,000 per day per violation, with a maximum administrative civil penalty of approximately $2.25 million for any related series of violations.
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

The USACE issues its permits under the authority of the Clean Water Act (“CWA”) (Section 404) and the Rivers and Harbors Act (Section 10). The EPA administers the Clean Air Act (“CAA”), and has delegated authority to the LDEQ to issue the Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”). These two permits are issued by the LDEQ for the Sabine Pass LNG terminal and CTPL.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. The CFTC has enacted a number of regulations pursuant to the Dodd-Frank Act, including the speculative position limit rules which became effective on March 15, 2021 and have a phased-in compliance date that began on January 1, 2022. Given the recent enactment of the speculative position limit rules, as well as the impact of other rules and regulations under the Dodd-Frank Act, the impact of such rules and regulations on our business continues to be uncertain.

As required by the Dodd-Frank Act, the CFTC and federal banking regulators also adopted rules requiring Swap Dealers (as defined in the Dodd-Frank Act), including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We qualify as a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

Pursuant to the Dodd-Frank Act, the CFTC adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative, deceptive or fraudulent schemes or material misrepresentation in the futures, options, swaps and cash markets. In addition, separate from the Dodd-Frank Act, our use of futures and options on commodities is subject to the Commodity Exchange Act and CFTC regulations, as well as the rules of futures exchanges on which any of these instruments are executed. Should we violate any of these laws and regulations, we could be subject to a CFTC or an exchange enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

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
In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of greenhouse gas (“GHG”) emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On November 15, 2021, the EPA proposed new regulations to reduce methane emissions from both new and existing sources within the Crude Oil and Natural Gas source category. The proposed regulations if finalized, would result in more stringent requirements for new sources, expand the types of new sources covered, and for the first time, establish emissions guidelines for existing sources in the Crude Oil and Natural Gas source category. We are supportive of regulations reducing GHG emissions over time.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs, the imposition of taxes or fees related to GHG emissions or additional operating restrictions and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Clean Water Act

The Sabine Pass LNG terminal is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Louisiana, by the LDEQ). The CWA regulatory programs, including the Section 404 dredge and fill permitting program and Section 401 water quality certification program carried out by the states, are frequently the subject of shifting agency interpretations and legal challenges, which at times can result in permitting delays.

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

Market Factors and Competition

Market Factors

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sale of LNG by Cheniere Marketing, or development of new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas, economic growth in developing countries and other related factors such as the effects of the COVID-19 pandemic. In addition, Cheniere’s ability to obtain additional funding to execute its business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and Cheniere’s ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Players around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, significant amounts of money are being invested across Europe and Asia in natural gas projects under construction, and more continues to be earmarked to planned projects globally. Some examples include India’s commitment to invest over $60 billion to usher a gas-based economy, around $100 billion earmarked for Europe’s gas infrastructure buildout, and China’s hundreds of billions all along the natural gas value chain. We highlight regasification capacity, which will not only expand existing import capacities in rapidly growing markets like China and India, but also add new import markets all over the globe, raising the total number of markets to approximately 60 by 2030 from 43 in 2020 and just 15 markets as recently as 2005.

As a result of these dynamics, global demand for natural gas is projected by the International Energy Agency to grow by approximately 20 trillion cubic feet (“Tcf”) between 2020 and 2030 and 33 Tcf between 2020 and 2040. LNG’s share is seen growing from about 11% in 2020 to about 12% of the global gas market in 2030 and 14% in 2040. Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 57%, from 366.6 mtpa, or 17.6 Tcf, in 2020, to 576.5 mtpa, or 27.7 Tcf, in 2030 and to 734.5 mtpa or 35.3 Tcf in 2040. WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 517 mtpa in 2030, declining to 456 mtpa in 2040. This could result in a market need for construction of an additional approximately 60 mtpa of LNG production by 2030 and about 279 mtpa by 2040. As a cleaner burning fuel with far lower emissions than coal or liquid fuels in power generation, we expect gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Projects is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG terminal business has limited exposure to oil price movements as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes. We have contracted approximately 75% of the total production capacity from the Liquefaction Project through long-term SPAs, with approximately 16 years of weighted average remaining life as of December 31, 2021, which includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes.

Competition

When SPL needs to replace any existing SPA or enter into new SPAs, SPL will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world, including our affiliate Corpus Christi Liquefaction, LLC (“CCL”), which operates three Trains at a natural gas liquefaction facility near Corpus Christi, Texas. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to LNG markets than us.

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

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2022, Cheniere and its subsidiaries had 1,550 full-time employees, including 513 employees who directly supported the Sabine Pass LNG terminal operations. See Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

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

The risk factors in this report are grouped into the following categories:
•Risks Relating to Our Financial Matters;
•Risks Relating to Our Operations and Industry;
•Risks Relating to Regulations;
•Risks Relating to Our Relationship with Our General Partner;
•Risks Relating to an Investment in Us and Our Common Units; and
•Risks Relating to Tax Matters.
Risks Relating to Our Financial Matters

Our existing level of cash resources and significant debt could cause us to have inadequate liquidity and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

As of December 31, 2021, we had $0.9 billion of cash and cash equivalents, $0.1 billion of restricted cash and cash equivalents, a total of $1.6 billion of available commitments under our credit facilities and $17.3 billion of total debt outstanding on a consolidated basis (before unamortized premium, discount and debt issuance costs). SPL and CQP operate with independent capital structures as further detailed in Note 11—Debt of our Notes to Consolidated Financial Statements. We incur, and will incur, significant interest expense relating to the assets at the Sabine Pass LNG terminal. Our ability to refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2021, we had SPAs with terms of 10 or more years with a total of eight different third party customers. In addition, SPLNG had TUAs with two third party customers.

While substantially all of our long-term third party customer arrangements are executed with a creditworthy parent company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Additionally, our long-term SPAs entitle the customer to terminate their contractual obligations upon the occurrence of certain events which include, but are not limited to: (1) if we fail to make available specified scheduled cargo quantities; (2) delays in the commencement of commercial operations; and (3) under the majority of our SPAs upon the occurrence of certain events of force majeure. Under each of SPLNG’s long-term TUAs, such termination events include, but are not limited to: if the Sabine Pass LNG terminal (1) experiences a force majeure delay for longer than 18 months; (2) fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations; or (3) fails to accept and unload a specified number of the customer’s proposed LNG cargoes.

Although we have not had a history of material customer default or termination events, the occurrence of such events are largely outside of our control and may expose us to unrecoverable losses. We may not be able to replace these customer arrangements on desirable terms, or at all, if they are terminated. As a result, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected.

Our subsidiaries may be restricted under the terms of their indebtedness from making distributions to us under certain circumstances, which may limit our ability to pay or increase distributions to our unitholders and could materially and adversely affect the market price of our common units.

The agreements governing our subsidiaries’ indebtedness restrict payments that our subsidiaries can make to us in certain events and limit the indebtedness that our subsidiaries can incur. For example, SPL is restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

Our subsidiaries’ inability to pay distributions to us or to incur additional indebtedness as a result of the foregoing restrictions in the agreements governing their indebtedness may inhibit our ability to pay or increase distributions to our unitholders, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Restrictions in agreements governing our subsidiaries’ indebtedness may prevent our subsidiaries from engaging in certain beneficial transactions, which could materially and adversely affect us.

In addition to restrictions on the ability of us and SPL to make distributions or incur additional indebtedness, the agreements governing their indebtedness also contain various other covenants that may prevent them from engaging in beneficial transactions, including limitations on their ability to:
•make certain investments;
•purchase, redeem or retire equity interests;
•issue preferred stock;
•sell or transfer assets;
•incur liens;
•enter into transactions with affiliates;
•consolidate, merge, sell or lease all or substantially all of its assets; and
•enter into sale and leaseback transactions.

Any restrictions on the ability to engage in beneficial transactions could materially and adversely affect us.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the completion of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Hurricanes Katrina and Rita in 2005, Hurricane Ike in 2008, Hurricane Harvey in 2017, Hurricanes Laura and Delta in 2020 and Winter Storm Uri in 2021 caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our facilities. In August 2020, SPL entered into an arrangement with its affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Sabine Pass LNG terminal or at its affiliate’s terminal. During the year ended

December 31, 2021, eight TBtu was loaded at affiliate facilities pursuant to this agreement. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of our other facilities and increase our insurance premiums. The U.S. Global Change Research Program has reported that the U.S.’s energy and transportation systems are expected to be increasingly disrupted by climate change and extreme weather events. An increase in frequency and severity of extreme weather events such as storms, floods, fires and rising sea levels could have an adverse effect on our operations.

Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project and to and from the Creole Trail Pipeline. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or to continue shipping natural gas from producing regions or to end markets could be adversely impacted. Any significant disruption to our natural gas supply could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand. For example, LNG procurement in Japan rose dramatically in 2011 and several years thereafter following a tsunami that caused extensive destruction to its nuclear power infrastructure;
•reduced demand and lower prices for natural gas;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
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

Our Liquefaction Project is subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from our Liquefaction Project are diverse and include, among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our Liquefaction Project;
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

A cyber attack involving our business, operational control systems or related infrastructure, or that of third party pipelines which supply the Liquefaction Project, could negatively impact our operations, result in data security breaches, impede the processing of transactions or delay financial or compliance reporting. These impacts could materially and adversely affect our business, contracts, financial condition, operating results, cash flow and liquidity.

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline, liquefaction and shipping operations. Cyber attacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third-parties with whom we do business to potential cyber attacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, the Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyber attack involving our business or operational control systems or related infrastructure, or that of third party pipelines with which we do business, could negatively impact our operations, result in data security breaches, impede the processing of transactions, or delay financial or compliance reporting. These impacts could materially and adversely affect our business, contracts, financial condition, operating results, cash flow and liquidity.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Our facilities at the Sabine Pass LNG terminal are critical infrastructure and have continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including the Delta and Omicron variants, has had no adverse impact on our on-going operations during this time, the risk of future variants is unknown. While we believe we can continue to mitigate any significant adverse impact to our employees and operations at our critical facilities related to the virus in its current form, the outbreak of a more potent variant in the future at one or more of our facilities could adversely affect our operations.

Risks Relating to Regulations

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities, the development and operation of our pipeline and the export of LNG could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of interstate natural gas pipelines, our LNG terminal, including the Liquefaction Project, and other facilities, as well as the import and export of LNG and the purchase and transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG.

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities of the Liquefaction Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline. To date, the DOE has also issued orders under Section 4 of the NGA authorizing SPL to export domestically produced LNG. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipelines, our business could be materially and adversely affected.

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies contain ongoing conditions that we must comply with. Failure to comply with such conditions, or our inability to obtain and maintain existing or newly imposed approvals and permits, filings, which may arise due to factors outside of our control such as a U.S. government disruption or shutdown, political opposition or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns, could impede the operation and construction of our infrastructure. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis. Any impediment could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our Creole Trail Pipeline and its FERC gas tariff are subject to FERC regulation. If we fail to comply with such regulation, we could be subject to substantial penalties and fines.

The Creole Trail Pipeline is subject to regulation by the FERC under the NGA and the Natural Gas Policy Act of 1978 (the “NGPA”). The FERC regulates the purchase and transportation of natural gas in interstate commerce, including the construction and operation of pipelines, the rates, terms and conditions of service and abandonment of facilities. Under the NGA, the rates charged by our Creole Trail Pipeline must be just and reasonable, and we are prohibited from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. If we fail to comply with all applicable statutes, rules, regulations and orders, our Creole Trail Pipeline could be subject to substantial penalties and fines.

In addition, as a natural gas market participant, should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct, the FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1.3 million per day for each violation.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of GHG emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On November 15, 2021, the EPA proposed new regulations to reduce methane emissions from both new and existing sources within the Crude Oil and Natural Gas source category. The proposed regulations, if finalized, would result in more stringent requirements for new sources, expand the types of new sources covered, and for the first time, establish emissions guidelines for existing sources in the Crude Oil and Natural Gas source category. In addition, other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, market-based regulations such as a carbon emissions tax or cap-and-trade programs or clean energy standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations. We are supportive of regulations reducing GHG emissions over time.

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

Pipeline safety and compliance programs and repairs may impose significant costs and liabilities on us.

The PHMSA requires pipeline operators to develop management programs to safely operate and maintain their pipelines and to comprehensively evaluate certain areas along their pipelines and take additional measures where necessary to protect pipeline segments located in “high or moderate consequence areas” where a leak or rupture could potentially do the most harm. As an operator, we are required to:
•perform ongoing assessments of pipeline safety and compliance;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventative and mitigating actions.

We are required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should we fail to comply with applicable statutes and the Office of Pipeline Safety’s rules and related regulations and orders, we could be subject to significant penalties and fines, which for certain violations can aggregate up to as high as $2.3 million.

Risks Relating to Our Relationship with Our General Partner

We are entirely dependent on our general partner, Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our general partner’s senior management or other key personnel could affect our business results.

As of January 31, 2022, Cheniere and its subsidiaries had 1,550 full-time employees, including 513 employees who directly supported the Sabine Pass LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of the Sabine Pass LNG terminal, the Creole Trail Pipeline and construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Sabine Pass LNG terminal. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Sabine Pass LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers, remoteness of our site locations, or other general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•Cheniere is not limited in its ability to compete with us. Please refer to the risk factor “Cheniere is not restricted from competing with us and is free to develop, operate and dispose of, and is currently developing, LNG facilities, pipelines and other assets without any obligation to offer us the opportunity to develop or acquire those assets”;
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

We also have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, SPL has also executed agreements with Cheniere Marketing to sell: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG and (2) up to 306 cargoes to be delivered between 2022 and 2027 at a weighted average price of $1.95 plus 115% of Henry Hub. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently operating three Trains at a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third-parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6 or any future Trains.

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

Risks Relating to an Investment in Us and Our Common Units

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

Additionally, our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Any change of our general partner or the replacement of the board of directors or officers of our partnership, which can occur without the consent of our unitholders, can impact our future operations and have an adverse impact on the trading price of our stock.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and officers. Any change in our general partner or the replacement of the board of directors or officers of our partnership can impact our future operations and have an adverse impact on the trading price of our stock.

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

Affiliates of our general partner or affiliates of Blackstone Inc. (“Blackstone”) or Brookfield Asset Management Inc. (“Brookfield”) may sell limited partner units, which sales could have an adverse impact on the trading price of our common units.

Sales by us or any of our affiliated unitholders or affiliates of Blackstone of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2021, Cheniere owned 239,872,502 of our common units. We also filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates in 2017. Any sales of these units could have an adverse impact on the price of our common units.

Risks Relating to Tax Matters

Our tax treatment depends on our status as a partnership for federal income tax purposes, and our not being subject to a material amount of entity-level taxation by individual states. If we were treated as a corporation for federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such taxes on us in jurisdictions in which we operate, or to which we may expand our operations, may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the initial quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

A successful Internal Revenue Service (“IRS”) contest of the federal income tax positions that we take, may adversely impact the market for our common units, and the costs of any contest will be borne by our unitholders and our general partner.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, withholding may be required on the amount realized unless the disposing unitholder certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the unitholder. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. In Notice 2021-51, the IRS announced that it intends to amend the Treasury regulations to defer the applicability date for withholding on a transfer of an interest in a publicly traded partnership to January 1, 2023. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

PHMSA Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, SPL responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. PHMSA notified SPL in a letter dated November 9, 2021 that the case was considered “closed.” SPL continues to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on the NYSE American under the symbol “CQP” commencing with our initial public offering on March 21, 2007. As of February 18, 2022, we had 484.0 million common units outstanding held by 10 record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The 2019 CQP Credit Facilities described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations may also limit our ability to make distributions.

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

General Partner Units and Incentive Distribution Rights (“IDRs”)

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

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of 2019 items and variance drivers between the year ended December 31, 2020 as compared to December 31, 2019 are not included herein, and can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited partnership formed by Cheniere to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We operate a natural gas liquefaction and export facility at Sabine Pass, Louisiana (the “Sabine Pass LNG terminal”) with six operational natural gas liquefaction Trains, regasification facilities and a pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate natural gas pipelines (collectively, the “Liquefaction Project”). For further discussion of our business, see Items 1. and 2. Business and Properties.

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 75% of the total production capacity from the Liquefaction Project with approximately 16 years of weighted average remaining life as of December 31, 2021. Our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases and transportation and liquefaction fuel to produce LNG, thus limiting our exposure to fluctuations in U.S. natural gas prices. We believe that continued global demand for natural gas and LNG, as further described in Items 1. and 2. Business and Properties—Market Factors and Competition, will provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-K include the following:

Strategic

•In February 2022, Cheniere Marketing entered into agreements to novate to SPL SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035, in connection with a prior commitment by Cheniere to collateralize financing for Train 6 of the Liquefaction Project.

Operational

•As of February 18, 2022, over 1,550 cumulative LNG cargoes totaling approximately 110 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved.
Financial

•In February 2022, we announced the initiation of quarterly distributions to be comprised of a base amount plus a variable amount, which are expected to begin with the distribution related to the first quarter of 2022. It is anticipated that the quarterly distribution with respect to the first quarter of 2022 will be comprised of a base amount equal to $0.775 ($3.10 annualized), and a variable amount equal to the remaining available cash per unit, which will take into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of the business.
•We completed the following debt transactions:
◦In December 2021, SPL issued Senior Secured Notes due 2037 on a private placement basis for an aggregate principal amount of approximately $482 million (the “2037 SPL Private Placement Senior Secured Notes”). The 2037 SPL Private Placement Senior Secured Notes are fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.
◦In September 2021, we issued an aggregate principal amount of $1.2 billion of 3.25% Senior Notes due 2032 (the “2032 CQP Senior Notes”).
◦The proceeds, net of related fees, costs and expenses (“net proceeds”) of the 2032 CQP Senior Notes were used to redeem a portion of the outstanding $1.1 billion aggregate principal amount of the 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”). The remaining net proceeds of the 2032 CQP Senior Notes, along with the net proceeds of the 2037 SPL Private Placement Senior Secured Notes and cash on hand, were used to redeem the outstanding $1.0 billion aggregate principal amount of the 6.25% Senior Secured Notes due 2022 (the “2022 SPL Senior Notes”).
◦In March 2021, we issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to redeem the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”).
•In April 2021, S&P Global Ratings changed the outlook on our ratings to positive from negative, and in February 2022, upgraded our issuer credit rating from BB to BB+.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of SPL’s senior secured notes rating to positive from stable and the outlook of our long-term issuer default rating and senior unsecured notes rating to positive from stable.

Market Environment

The LNG market in 2021 saw unprecedented price increases across all natural gas and LNG benchmarks. Colder than normal temperatures early in the year, concerns over low natural gas and LNG inventories, low additional LNG supply availability and forecasts of a cold 2021/2022 winter in Europe and Asia increased price volatility and supported a run-up in natural gas and LNG prices. These conditions were exacerbated by rising coal and carbon prices in Europe, persistent under-performance from some non-US LNG supply projects and reduced Russian pipe exports to Europe, precipitating the early stages of a price-based energy crisis in Europe.

High demand for LNG during the recovery from the initial stages of the COVID-19 pandemic resulted in intense competition for supplies between the Atlantic and Pacific basins. Global LNG demand grew by about approximately 5% from the comparable 2020 period, adding an additional 18 mtpa to the overall market. A robust economic recovery in China powered an 8% increase in Asia’s LNG demand of approximately 19.5 million tonnes from the comparable 2020 period. This led to competition for supplies between Asia, Europe and Latin America, exposing the supply constraints that the industry has had while emerging from the pandemic. In turn, this drove international natural gas and LNG prices higher and widened the price spreads between the U.S. and other parts of the world. As an example, the Dutch Title Transfer Facility (“TTF”) monthly settlement prices averaged $14.4/MMBtu in 2021, approximately 375% higher than the $3.0/MMBtu average in 2020, and the TTF monthly settlement prices averaged $28.9/MMBtu in the fourth quarter of 2021, approximately 512% higher than the $4.72/MMBtu average in the fourth quarter of 2020. Similarly, the 2021 average settlement price for the Japan Korea Marker (“JKM”) increased 292% year-over-year to an average of $15.0/MMBtu in 2021, and the fourth quarter of 2021 average settlement price for the JKM increased over 412% year-over-year to an average of $27.9/MMBtu. This extreme price increase triggered a strong supply response from the U.S., which played a significant role in balancing the global LNG market. The U.S. exported 70 million tonnes of LNG, a gain of approximately 49% from the comparable 2020 period, as the market continued to pull on supplies from our facilities and those of our competitors. Exports from our Liquefaction Project reached 25 million tonnes, representing over 35% of the gain in the U.S. total over the same period.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the years ended December 31, 2021 and 2020:

(1)	The years ended December 31, 2021 and 2020 excludes eight TBtu and 17 TBtu, respectively, that were loaded at our affiliate’s facility.

Net income

	Year Ended December 31,
(in millions, except per share data)	2021	2020	Variance ($)
Net income	$1,630	$1,183	$447
Basic and diluted net income per common unit	3.00	2.32	0.68

Net income increased by $447 million during the year ended December 31, 2021 from the comparable period in 2020, primarily as a result of increased margin on LNG delivered as a result of increases in both volume delivered and gross margin on LNG delivered per MMBtu, partially offset by non-recurrence of revenues recognized on LNG cargoes for which customers notified us that they would not take delivery.

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

Revenues

	Year Ended December 31,
(in millions, except volumes)	2021	2020	Variance ($)
LNG revenues	$7,639	$5,195	$2,444
LNG revenues—affiliate	1,472	662	810
LNG revenues—related party	1	—	1
Regasification revenues	269	269	—
Other revenues	53	41	12
Total revenues	$9,434	$6,167	$3,267

LNG volumes recognized as revenues (in TBtu) (1)	1,288	991	297

(1)Excludes volume associated with cargoes for which customers notified us that they would not take delivery. The years ended December 31, 2021 and 2020 include eight TBtu and 17 TBtu, respectively, that were loaded at our affiliate’s facility.

Total revenues increased by approximately $3.3 billion during the year ended December 31, 2021, from the comparable period in 2020, primarily due to increased revenues per MMBtu as a result of variable fees that are received in addition to fixed fees when customers take delivery of scheduled cargoes as opposed to exercising their contractual right to not take delivery, as well as from increases in Henry Hub prices and higher volumes of LNG delivered between the periods due to the delivery of all available volume of LNG in 2021. During the year ended December 31, 2020, we recognized $553 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the year ended December 31, 2021, we realized offsets to LNG terminal costs of $105 million, corresponding to 12 TBtu that were related to the sale of commissioning cargoes from the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the year ended December 31, 2020.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $173 million and $255 million during the years ended December 31, 2021 and 2020, respectively, related to these transactions.

We expect the volume of LNG produced and available for sale to increase in the future as Train 6 of the Liquefaction Project achieved substantial completion on February 4, 2022.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2021	2020	Variance ($)
Cost of sales	$5,290	$2,505	$2,785
Cost of sales—affiliate	84	77	7
Cost of sales—related party	17	—	17
Operating and maintenance expense	635	629	6
Operating and maintenance expense—affiliate	142	152	(10)
Operating and maintenance expense—related party	46	13	33
Development expense	1	—	1
Development expense—affiliate	1	—	1
General and administrative expense	9	14	(5)
General and administrative expense—affiliate	85	96	(11)
Depreciation and amortization expense	557	551	6
Impairment expense and loss on disposal of assets	10	5	5
Total operating costs and expenses	$6,877	$4,042	$2,835

Total operating costs and expenses increased during the year ended December 31, 2021 from the year ended December 31, 2020, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the year ended December 31, 2021 from the comparable period in 2020 primarily due to the increase in pricing of natural gas feedstock as a result of higher US natural gas prices and increased volume of LNG delivered, partially offset by a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and the increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to favorable shifts in long-term forward prices relative to our hedged position. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Other expense

	Year Ended December 31,
(in millions)	2021	2020	Variance ($)
Interest expense, net of capitalized interest	$831	$909	$(78)
Loss on modification or extinguishment of debt	101	43	58
Other income, net	(3)	(8)	5
Other income—affiliate	(2)	(2)	—
Total other expense	$927	$942	$(15)

Interest expense, net of capitalized interest, decreased during the year ended December 31, 2021 from the comparable period in 2020 primarily due to lower interest costs as a result of refinancing higher cost debt and reduction of outstanding debt during the year, as well as an increase in the portion of total interest costs that is eligible for capitalization due to the continued construction of the remaining assets of the Liquefaction Project. During the years ended December 31, 2021 and 2020, we incurred $963 million and $1,005 million of total interest cost, respectively, of which we capitalized $132 million and $96 million, respectively.

Loss on modification or extinguishment of debt increased during the year ended December 31, 2021 from the comparable period in 2020. The loss on modification of debt recognized in each of the years included the incurrence of fees paid to lenders, third party fees and write off of unamortized debt issuance costs recognized upon the early redemption of our senior notes, as further discussed in Liquidity and Capital Resources—Sources and Uses of Cash—Financing Cash Flows.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of cash and cash equivalents, restricted cash and cash equivalents and available commitments under our credit facilities. In the long term, we expect to meet our cash requirements using operating cash flows and other future potential sources of liquidity, which may include debt offerings by us or our subsidiaries and equity offerings by us. The table below provides a summary of our available liquidity as of December 31, 2021 (in millions). Future material sources of liquidity are discussed below.

December 31, 2021
Cash and cash equivalents	$876
Restricted cash and cash equivalents designated for the Liquefaction Project	98
Available commitments under our credit facilities (1):
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	805
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750
Total available commitments under our credit facilities	1,555

Total available liquidity	$2,529

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2021. See Note 11—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2021 is driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. Future sources of liquidity and future cash requirements are estimates based on management’s assumptions and currently known market conditions and other factors as of December 31, 2021.

Although material sources of liquidity and material cash requirements are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions under debt instruments executed by our subsidiaries limit its ability to distribute cash, including the following:
•SPL is required to deposit all cash received into restricted cash and cash equivalents accounts under certain of their debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. The majority of the cash held by SPL that is restricted to CQP relates to advance funding for operation and construction of the Liquefaction Project; and
•SPL is restricted by affirmative and negative covenants included in certain of its debt agreements in its ability to make certain payments, including distributions, unless specific requirements are satisfied.

Notwithstanding the restrictions noted above, we believe that sufficient flexibility exists to enable each independent capital structure to meet its currently anticipated cash requirements. The sources of liquidity at SPL primarily fund the cash requirements of SPL, and any remaining liquidity not subject to restriction, as supplemented by liquidity provided by SPLNG, is available to enable CQP to meet its cash requirements.

Supplemental Guarantor Information

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

The following tables include summarized financial information of CQP (“Parent Issuer”), and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to the any claims by the Non-Guarantors’ creditors, including trade creditors.

Summarized Balance Sheets (in millions)	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$876	$1,210
Accounts receivable from Non-Guarantors	49	46
Other current assets	53	42
Current assets—affiliate	137	137
Current assets with Non-Guarantors	1	—
Total current assets	1,116	1,435

Property, plant and equipment, net of accumulated depreciation	2,422	2,493
Other non-current assets, net	119	117
Total assets	$3,657	$4,045

LIABILITIES
Current liabilities
Due to affiliates	$167	$156
Deferred revenue from Non-Guarantors	22	22
Other current liabilities	95	100
Total current liabilities	284	278

Long-term debt, net of premium, discount and debt issuance costs	4,154	4,060
Other non-current liabilities	87	85
Non-current liabilities—affiliate	15	17
Total liabilities	$4,540	$4,440

Summarized Statement of Income (in millions)	Year Ended December 31, 2021

Revenues	$323
Revenues from Non-Guarantors	512
Total revenues	835

Operating costs and expenses	191
Operating costs and expenses—affiliate	178
Total operating costs and expenses	369

Income from operations	466
Net income	165

Future Sources and Uses of Liquidity

Future Sources of Liquidity under Executed Contracts

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration under our SPAs and TUAs which has not yet been recognized as revenue. This future consideration is in most cases not yet legally due to us and was not reflected on our Consolidated Balance Sheets as of December 31, 2021. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We anticipate that this consideration will be available to meet liquidity needs in the future. The following table summarizes our estimate of future material sources of liquidity to be received from executed contracts as of December 31, 2021 (in billions):

	Estimated Revenues Under Executed Contracts by Period (1)
	2022	2023 - 2026	Thereafter	Total
LNG revenues (fixed fees) (2)	$3.4	$13.8	$34.2	$51.4
LNG revenues (variable fees) (2) (3)	5.4	19.1	50.5	75.0
Regasification revenues	0.3	1.0	0.6	1.9
Total	$9.1	$33.9	$85.3	$128.3

(1)Excludes contracts for which conditions precedent have not been met. Agreements in force as of December 31, 2021 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2021. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be material. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2021. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)LNG revenues (including $2.1 billion and $4.0 billion of fixed fees and variable fees, respectively, from affiliates) exclude revenues from contracts with original expected durations of one year or less. Fixed fees are fees that are due to us regardless of whether a customer exercises their contractual right to not take delivery of an LNG cargo under the contract. Variable fees are receivable only in connection with LNG cargoes that are delivered.
(3)LNG revenues (variable fees, including affiliate) reflect the assumption that customers elect to take delivery of all cargoes made available under the contract. LNG revenues (variable fees, including affiliate) are based on estimated forward prices and basis spreads as of December 31, 2021. The pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

LNG Revenues

We have contracted approximately 75% of the total production capacity from the Liquefaction Project through long-term SPAs, with approximately 16 years of weighted average remaining life as of December 31, 2021. The majority of this contracted capacity is comprised of fixed-price, long-term SPAs that SPL has executed with third parties to sell LNG from

Trains 1 through 6 of the Liquefaction Project. Under the SPAs, the customers purchase LNG on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The variable fees under our SPAs were generally sized with the intention to cover the costs of gas purchases and variable transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5 of the Liquefaction Project. After giving effect to an SPA that Cheniere has committed to provide to SPL and upon the date of first commercial delivery of Train 6, the annual fixed fee portion to be paid by the third-party SPA customers is expected to increase to at least $3.3 billion. Our long-term SPA customers consist of creditworthy counterparties, with an average credit rating of A, A2 and A- by S&P Global Ratings, Moody’s Corporation and Fitch Ratings, respectively. A discussion of revenues under our SPAs can be found in Note 13—Revenues from Contracts with Customers of our Notes to Consolidated Financial Statements.

In addition to the third party SPAs discussed above, SPL has also executed agreements with Cheniere Marketing to sell: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG and (2) up to 306 cargoes to be delivered between 2022 and 2027 at a weighted average price of $1.95 plus 115% of Henry Hub (included in the table above).

In August 2020, we entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event certain conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

Regasification Revenues

SPLNG has entered into two long-term, third party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the approximately 2 Bcf/d of the regasification capacity they have reserved at the Sabine Pass LNG terminal. TotalEnergies Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) are each obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

SPLNG has also entered into a TUA with SPL to reserve the remaining capacity at the Sabine Pass LNG terminal. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG that started in 2019. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. Payments made by SPL to Total under this partial TUA assignment agreement are included in other purchase obligations in the Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts table below. Full discussion of SPLNG’s revenues under the TUA agreements and the partial TUA assignment can be found in Note 13—Revenues from Contracts with Customers of our Notes to Consolidated Financial Statements.

Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2021, we had $1.6 billion in available commitments under our credit facilities, subject to compliance with the applicable covenants, to potentially meet liquidity needs. Our credit facilities mature between 2024 and 2025.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations and capital expenditures under executed contracts as of December 31, 2021 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2022	2023 - 2026	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements (3)	$5.0	$7.9	$3.2	$16.1
Natural gas transportation and storage service agreements (4)	0.2	0.9	1.7	2.8
Capital expenditures (5)	0.2	—	—	0.2
Other purchase obligations (6)	0.2	0.8	1.1	2.1
Leases (7)	—	0.1	0.1	0.2
Total	$5.6	$9.7	$6.1	$21.4

(1)Excludes contracts for which conditions precedent have not been met. Agreements in force as of December 31, 2021 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2021. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2021. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly. We include contracts for which we have an early termination option if the option is not currently expected to be exercised.
(3)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2021.
(4)Includes $0.3 billion of purchase obligations to related parties under the natural gas transportation and storage service agreements.
(5)Capital expenditures primarily consist of costs incurred through our EPC contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the third marine berth that is currently under construction.
(6)Other purchase obligations primarily include payments under SPL’s partial TUA assignment agreement with Total, as discussed in Note 13—Revenues from Contracts with Customers of our Notes to Consolidated Financial Statements. Includes $0.9 million of purchase obligations to affiliates under service agreements.
(7)Leases include payments under operating leases and forward-starting leases. Certain of our leases also contain variable payments, such as inflation, which are not included above unless the contract terms require the payment of a fixed amount that is unavoidable. Payments during renewal options that are exercisable at our sole discretion are included only to the extent that the option is currently believed to be reasonably certain to be exercised.

Natural Gas Supply, Transportation and Storage Service Agreements

We have secured natural gas feedstock for the Sabine Pass LNG terminal through long-term natural gas supply agreements. As of December 31, 2021, we have secured 86% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2022. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2022. Natural gas supply is generally secured on an indexed pricing basis, with title transfer occurring upon receipt of the commodity. As further described in the LNG Revenues section above, the pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, thus limiting our net exposure to future increases in natural gas prices. Inclusive of amounts under contracts with unsatisfied conditions precedent as of December 31, 2021, we have secured up to 5,102 TBtu of natural gas feedstock through agreements with remaining terms that range up to 10 years. A discussion of our natural gas supply agreements can be found in Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements.

To ensure that we are able to transport natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity from third party pipeline companies. We have also entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project.

Capital Expenditures

We enter into lump sum turnkey contracts with third party contractors for the EPC of our Liquefaction Project. The historical contracts have been executed with Bechtel, who has charged a lump sum for all work performed and generally bore project cost, schedule and performance risks unless certain specified events occurred, in which case Bechtel caused us to enter into a change order, or we agreed with Bechtel to a change order. The future capital expenditures included in the table above primarily consist of costs incurred under the Bechtel EPC contract for Train 6 of the Liquefaction Project. The total contract price of the EPC contract for Train 6, which achieved substantial completion on February 4, 2022, and the third marine berth that is currently under construction is approximately $2.5 billion.

Leases

We have entered into leases for the use of tug vessels and land sites. A discussion of our lease obligations can be found in Note 12—Leases of our Notes to Consolidated Financial Statements.

Additional Future Cash Requirements for Operations and Capital Expenditures

Corporate Activities

We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG terminal and the Liquefaction Project and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us, SPLNG, SPL and CTPL. As of January 31, 2022, Cheniere and its subsidiaries had 1,550 full-time employees, including 513 employees who directly supported the Sabine Pass LNG terminal operations. See Note 14—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us, SPLNG, SPL and CTPL.

Financially Disciplined Growth

Our significant land position at the Sabine Pass LNG terminal provide potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources. We expect that any potential future expansion at the Sabine Pass LNG terminal would increase cash requirements to support expanded operations, although expansion could be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2021 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2022	2023 - 2026	Thereafter	Total
Debt (2)	$—	$7.1	$10.2	$17.3
Interest payments (2)	0.8	2.6	1.4	4.8
Total	$0.8	$9.7	$11.6	$22.1

(1)The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2021. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2021. Debt and interest payments do not contemplate repurchases, repayments and retirements that we expect to make prior to contractual maturity. See further discussion in Note 11—Debt of our Notes to Consolidated Financial Statements.

Debt

As of December 31, 2021, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $17.3 billion and credit facilities with an aggregate outstanding balance of zero. As of December 31, 2021, we and SPL were in compliance with all covenants related to their respective debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 11—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2021, our senior notes had a weighted average interest rate of 4.86%. Borrowings under our credit facilities are indexed to LIBOR, which is expected to be phased out by 2023. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders and counterparties to pursue amendments to our debt agreements that are currently indexed to LIBOR. Undrawn commitments under our credit facilities are subject to commitment fees ranging from 0.20% to 0.49%. Issued letters of credit under our credit facilities are subject to letter of credit fees ranging from 1.50% to 1.625%. We had $395 million of issued letters of credit under our credit facilities as of December 31, 2021.

Additional Future Cash Requirements for Financing

CQP Distribution

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash and cash equivalents for the years ended December 31, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$2,291	$1,751
Net cash used in investing activities	(648)	(972)
Net cash used in financing activities	(1,976)	(1,434)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(333)	$(655)

Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2021 and 2020 were $2,291 million and $1,751 million, respectively. The $540 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences and timing of cash receipts from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which was nearing substantial completion in the fourth quarter of 2021. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

During the year ended December 31, 2021, we had total debt issuances of $3,182 million, which were comprised of $2,700 million aggregate principal amount of senior notes and aggregate borrowings of $482 million under our credit facilities. The proceeds from these issuances and borrowings, together with cash on hand, were used to redeem $3,600 million aggregate principal amount of senior notes.

During the year ended December 31, 2020, we entered into the 2020 SPL Working Capital Facility to replace the previous working capital facility, as well as issued an aggregate principal amount of $2.0 billion of the 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) that was used to redeem all of SPL’s 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”).

Debt Issuances and Related Financing Costs

The following table shows the issuances of debt during the years ended December 31, 2021 and 2020, including intra-quarter borrowings (in millions):

	Year Ended December 31,
	2021	2020
SPL:
2030 SPL Senior Notes	$—	$1,995
2037 SPL Private Placement Senior Secured Notes	482	—

CQP:
2031 CQP Senior Notes	1,500	—
2032 CQP Senior Notes	1,200	—
Total issuances	$3,182	$1,995

During the years ended December 31, 2021 and 2020, we incurred debt issuance costs and other financing costs of $39 million and $35 million, respectively, related to the debt issuances above and closing of credit facilities during the respective periods.

Debt Redemptions and Repayments and Related Extinguishment Costs

The following table shows the redemptions and repayments of debt during the years ended December 31, 2021 and 2020, including intra-quarter repayments (in millions):

	Year Ended December 31,
	2021	2020
SPL:
2021 SPL Senior Notes	$—	$(2,000)
2022 SPL Senior Notes	(1,000)	—

CQP:
2025 CQP Senior Notes	(1,500)	—
2026 CQP Senior Notes	(1,100)	—
Total redemption and repayments	$(3,600)	$(2,000)

During the years ended December 31, 2021 and 2020, we incurred debt extinguishment costs of $76 million and $39 million, respectively, related to these redemptions and repayments, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the years ended December 31, 2021 and 2020:

				Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Common Units	Subordinated Units	General Partner Units	Incentive Distribution Rights
November 12, 2021	July 1 - September 30, 2021	$0.680	$—	$329	$—	$8	$39
August 13, 2021	April 1 - June 30, 2021	0.665	—	322	—	7	32
May 14, 2021	January 1 - March 31, 2021	0.660	—	320	—	7	30
February 12, 2021	October 1 - December 31, 2020	0.655	—	316	—	7	27

November 13, 2020	July 1 - September 30, 2020	$0.65	$—	$315	$—	$7	$25
August 14, 2020	April 1 - June 30, 2020	0.645	0.645	225	88	7	22
May 15, 2020	January 1 - March 31, 2020	0.64	0.64	223	86	7	20
February 14, 2020	October 1 - December 31, 2019	0.63	0.63	220	85	6	18

On January 28, 2022, we declared a $0.700 distribution per common unit and the related distribution to our general partner and incentive distribution right holders that was paid on February 14, 2022 to unitholders of record as of February 7, 2022 for the period from October 1, 2021 to December 31, 2021.

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

Fair Value of Derivative Instruments

All derivative instruments, other than those that satisfy specific exceptions, are recorded at fair value. We record changes in the fair value of our derivative positions through earnings based on the value for which the derivative instrument could be exchanged between willing parties. If market quotes are not available to estimate fair value, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or determined through industry-standard valuation approaches. Such evaluations may involve significant judgment and the results are based on expected future events or conditions, particularly for those valuations using inputs unobservable in the market as discussed below.

Our derivative instruments consist of financial commodity derivative contracts transacted in an over-the-counter market and physical commodity contracts. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data.

Valuation of our physical commodity derivative contracts, consisting primarily of natural gas supply contracts for the operation of our liquified natural gas facilities is often developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The valuation of certain physical commodity derivatives requires the use of significant unobservable inputs and judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below is the change in unrealized valuation gain (loss) of instruments valued through the use of internal models which incorporate significant unobservable inputs, inclusive of certain LNG term deals, for the years ended December 31, 2021 and 2020 (in millions). The changes shown are limited to instruments held at the end of each respective period.

	Year Ended December 31,
	2021	2020
Change in unrealized gain (loss) relating to instruments still held at end of period	$74	$(43)

The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a material change in the estimated fair value could occur in the near future, particularly as it relates to commodity prices given the level of volatility in the current year. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further analysis of the sensitivity of the fair value of our derivatives to hypothetical changes in underlying prices.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

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

	December 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$27	$1	$(21)	$4

See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

Based on our assessment, we have concluded that Cheniere Partners maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Partners’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Partners’ internal control over financial reporting as of December 31, 2021, which is contained in this Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in Notes 3 and 8 to the consolidated financial statements, the Partnership recorded fair value of level 3 physical liquefaction supply derivatives of $38 million, as of December 31, 2021. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the level 3 physical liquefaction supply derivatives is developed using internal models that incorporate significant unobservable inputs.
We identified the evaluation of the fair value of the level 3 physical liquefaction supply derivatives as a critical audit matter. Specifically, there is subjectivity in certain assumptions used to estimate the fair value, including assumptions for future prices of energy units for unobservable periods and liquidity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the level 3 physical liquefaction supply derivatives. This included controls related to the assumptions for significant unobservable inputs. For a sample of level 3 liquefaction supply derivatives, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the future prices of energy units for observable periods by comparing to market data, including quoted or published forward prices
•developing independent fair value estimates and comparing the independently developed estimates to the Company’s fair value estimates.
In addition, we evaluated the Partnership’s assumptions for future prices of energy units for unobservable periods and liquidity by comparing them to market or third-party data, including adjustments for third party quoted transportation prices.

/s/ KPMG LLP
KPMG LLP

We have served as the Partnership’s auditor since 2014.

Houston, Texas
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC
Cheniere Energy Partners, L.P.:
Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2022

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues
LNG revenues	$7,639	$5,195	$5,211
LNG revenues—affiliate	1,472	662	1,312
LNG revenues—related party	1	—	—
Regasification revenues	269	269	266
Other revenues	53	41	49
Total revenues	9,434	6,167	6,838

Operating costs and expenses
Cost of sales (excluding items shown separately below)	5,290	2,505	3,374
Cost of sales—affiliate	84	77	7
Cost of sales—related party	17	—	—
Operating and maintenance expense	635	629	632
Operating and maintenance expense—affiliate	142	152	138
Operating and maintenance expense—related party	46	13	—
Development expense	1	—	—
Development expense—affiliate	1	—	—
General and administrative expense	9	14	11
General and administrative expense—affiliate	85	96	102
Depreciation and amortization expense	557	551	527
Impairment expense and loss on disposal of assets	10	5	7
Total operating costs and expenses	6,877	4,042	4,798

Income from operations	2,557	2,125	2,040

Other income (expense)
Interest expense, net of capitalized interest	(831)	(909)	(885)
Loss on modification or extinguishment of debt	(101)	(43)	(13)
Other income, net	3	8	31
Other income—affiliate	2	2	2
Total other expense	(927)	(942)	(865)

Net income	$1,630	$1,183	$1,175

Basic and diluted net income per common unit	$3.00	$2.32	$2.25

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	484.0	399.3	348.6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$876	$1,210
Restricted cash and cash equivalents	98	97
Accounts and other receivables, net of current expected credit losses	580	318
Accounts receivable—affiliate	232	184
Accounts receivable—related party	1	—
Advances to affiliate	141	144
Inventory	176	107
Current derivative assets	21	14
Other current assets	87	61
Total current assets	2,212	2,135

Property, plant and equipment, net of accumulated depreciation	16,830	16,723
Operating lease assets	98	99
Debt issuance costs, net of accumulated amortization	12	17
Derivative assets	33	11
Other non-current assets, net	173	160
Total assets	$19,358	$19,145

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$21	$12
Accrued liabilities	1,073	658
Accrued liabilities—related party	4	4
Due to affiliates	67	53
Deferred revenue	155	137
Deferred revenue—affiliate	1	1
Current operating lease liabilities	8	7
Current derivative liabilities	16	11
Total current liabilities	1,345	883

Long-term debt, net of premium, discount and debt issuance costs	17,177	17,580
Operating lease liabilities	89	90
Derivative liabilities	11	35
Other non-current liabilities	—	1
Other non-current liabilities—affiliate	18	17

Commitments and contingencies (see Note 16)

Partners’ equity
Common unitholders’ interest (484.0 million units issued and outstanding at both December 31, 2021 and 2020)	1,024	714
General partner’s interest (2% interest with 9.9 million units issued and outstanding at December 31, 2021 and 2020)	(306)	(175)
Total partners’ equity	718	539
Total liabilities and partners’ equity	$19,358	$19,145

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in millions)

	Common Unitholders’ Interest		Subordinated Unitholder’s Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	348.6	$1,806	135.4	$(990)	9.9	$(16)	$800
Net income	—	829	—	322	—	24	1,175
Distributions
Common units, $2.57/unit	—	(843)	—	—	—	—	(843)
Subordinated units, $2.57/unit	—	—	—	(328)	—	—	(328)
General partner units	—	—	—	—	—	(89)	(89)
Balance at December 31, 2019	348.6	1,792	135.4	(996)	9.9	(81)	715
Net income	—	930	—	229	—	24	1,183
Conversion of subordinated units into common units	135.4	(1,026)	(135.4)	1,026	—	—	—
Distributions
Common units, $2.57/unit	—	(982)	—	—	—	—	(982)
Subordinated units, $2.57/unit	—	—	—	(259)	—	—	(259)
General partner units	—	—	—	—	—	(118)	(118)
Balance at December 31, 2020	484.0	714	—	—	9.9	(175)	539
Net income	—	1,597	—	—	—	33	1,630
Distributions
Common units, $2.660/unit	—	(1,287)	—	—	—	—	(1,287)
General partner units	—	—	—	—	—	(164)	(164)
Balance at December 31, 2021	484.0	$1,024	—	$—	9.9	$(306)	$718

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$1,630	$1,183	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	557	551	527
Amortization of debt issuance costs, premium and discount	29	32	34
Loss on modification or extinguishment of debt	101	43	13
Total losses (gains) on derivatives, net	(29)	49	(72)
Total gains on derivatives, net—related party	(2)	—	—
Net cash provided by (used for) settlement of derivative instruments	(17)	(4)	5
Impairment expense and loss on disposal of assets	10	5	7
Other	17	14	11
Other—affiliate	—	(2)	(2)
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	(204)	(21)	16
Accounts receivable—affiliate	(32)	(80)	9
Accounts receivable—related party	(1)	—	—
Advances to affiliate	2	8	(41)
Inventory	(68)	8	(16)
Accounts payable and accrued liabilities	321	—	(126)
Accrued liabilities—related party	(1)	4	—
Due to affiliates	1	9	6
Deferred revenue	18	(18)	39
Other, net	(41)	(28)	(36)
Other, net—affiliate	—	(2)	(2)
Net cash provided by operating activities	2,291	1,751	1,547

Cash flows from investing activities
Property, plant and equipment	(648)	(972)	(1,331)
Other	—	—	(1)
Net cash used in investing activities	(648)	(972)	(1,332)

Cash flows from financing activities
Proceeds from issuances of debt	3,182	1,995	2,230
Redemptions and repayments of debt	(3,600)	(2,000)	(730)
Debt issuance and other financing costs	(39)	(35)	(35)
Debt extinguishment costs	(76)	(39)	(4)
Distributions to owners	(1,451)	(1,359)	(1,260)
Other	8	4	5
Net cash provided by (used in) financing activities	(1,976)	(1,434)	206

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(333)	(655)	421
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,307	1,962	1,541
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$974	$1,307	$1,962

Balances per Consolidated Balance Sheets:

	December 31,
	2021	2020
Cash and cash equivalents	$876	$1,210
Restricted cash and cash equivalents	98	97
Total cash, cash equivalents and restricted cash and cash equivalents	$974	$1,307
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, and has natural gas liquefaction facilities consisting of six operational natural gas liquefaction Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

As of December 31, 2021, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

As of December 31, 2021, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.00% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 50.00% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of CQP and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, reclassifications that are not material to our Consolidated Financial Statements are made to prior period financial information to conform to the current year presentation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements of derivatives and other instruments, useful lives of property, plant and equipment, certain valuations including leases and asset retirement obligations (“AROs”) as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

Recurring fair-value measurements are performed for derivative instruments, as disclosed in Note 8—Derivative Instruments.

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

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. See Note 13—Revenues from Contracts with Customers for further discussion of our revenue streams and accounting policies related to revenue recognition.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Accounts and Other Receivables

Accounts and other receivables are reported net of any current expected credit losses. Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness, contract terms, payment status, and other risks or available financial assurances. Adjustments to current expected credit losses are recorded in general and administrative expense in our Consolidated Statements of Income. As of both December 31, 2021 and 2020, we had current expected credit losses on our accounts and other receivables of $5 million.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value. Inventory is charged to expense when sold, or capitalized to property, plant and equipment when issued, primarily using the weighted average method.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives. Refer to Note 7—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in impairment expense and loss (gain) on disposal of assets.

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

We recorded $5 million of impairments related to property, plant and equipment during the year ended December 31, 2021. We did not record any impairments related to property, plant and equipment during the years ended December 31, 2020 and 2019.

Interest Capitalization

We capitalize interest costs during the construction period of our LNG terminal and related assets as construction-in-process. Upon commencement of operations, these costs are transferred out of construction-in-process into terminal and interconnecting pipeline facilities assets and are amortized over the estimated useful life of the asset.

Regulated Natural Gas Pipelines

The Creole Trail Pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in our Consolidated Balance Sheets as other assets and other liabilities. We periodically evaluate their applicability under GAAP and consider

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to write off the associated regulatory assets and liabilities.

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

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria for, and we elect, the normal purchases and sales exception, under which we account for the instrument under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. When we have the contractual right and intent to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2021, 2020 and 2019. See Note 8—Derivative Instruments for additional details about our derivative instruments.

Leases

We determine if an arrangement is, or contains, a lease at inception of the arrangement. When we determine the arrangement is, or contains, a lease, we classify the lease as either an operating lease or a finance lease. We did not have any financing leases as of December 31, 2021. Operating leases are recognized on our Consolidated Balance Sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.

Operating lease right-of-use assets and liabilities are generally recognized based on the present value of minimum lease payments over the lease term. In determining the present value of minimum lease payments, we use the implicit interest rate in the lease if readily determinable. In the absence of a readily determinable implicitly interest rate, we discount our expected future lease payments using our relevant subsidiary’s incremental borrowing rate. The incremental borrowing rate is an estimate of the interest rate that a given subsidiary would have to pay to borrow on a collateralized basis over a similar term to that of the lease term. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability, only to the extent they are reasonably certain to be exercised.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Certain of our leases also contain variable payments, such as inflation, that are included in the right-of-use asset and lease liability only when the contract terms require the payment of a fixed amount that is unavoidable.

See Note 12—Leases for additional details about our leases.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of derivative instruments and accounts receivable related to our long-term SPAs and regasification contracts, each discussed further below. Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

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

SPLNG has entered into two long-term TUAs with third parties for regasification capacity at the Sabine Pass LNG terminal. SPLNG is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective TUAs. SPLNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third party customers with a minimum Standard & Poor’s rating of A.

See Note 17—Customer Concentration for additional details about our customer concentration.

Our arrangements with our customers incorporate certain provisions to mitigate our exposure to credit losses and include, under certain circumstances, customer collateral, netting of exposures through the use of industry standard commercial agreements and margin deposits with certain counterparties in the over-the-counter derivative market, with such margin deposits primarily facilitated by independent system operators and by clearing brokers. Payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us (or to the counterparty) on or near the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, the debt issuance costs are presented as an asset on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment or modification of debt are recorded in loss on modification or extinguishment of debt on our Consolidated Statements of Income.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We classify debt on our Consolidated Balance Sheets based on contractual maturity, with the following exceptions:
•We classify term debt that is contractually due within one year as long-term debt if management has the intent and ability to refinance the current portion of such debt with future cash proceeds from an executed long-term debt agreement.
•We evaluate the classification of long-term debt extinguished after the balance sheet date but before the financial statements are issued based on facts and circumstances existing as of the balance sheet date.

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

Income Taxes

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2021, the tax basis of our assets and liabilities was $8.3 billion less than the reported amounts of our assets and liabilities. See Note 14—Related Party Transactions for details about income taxes under our tax sharing agreements.

Business Segment

Our liquefaction and regasification operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of CQP in total when evaluating financial performance and for purposes of allocating resources.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2021 and 2020, we had $98 million and $97 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 5—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of December 31, 2021 and 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	December 31,
	2021	2020
SPL trade receivable	$546	$300
Other accounts receivable	34	18
Total accounts and other receivables, net of current expected credit losses	$580	$318

NOTE 6—INVENTORY

As of December 31, 2021 and 2020, inventory consisted of the following (in millions):

	December 31,
	2021	2020
Materials	$86	$81
LNG	45	8
Natural gas	43	17
Other	2	1
Total inventory	$176	$107

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of December 31, 2021 and 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$16,973	$16,908
LNG terminal construction-in-process	2,746	2,154
Accumulated depreciation	(2,893)	(2,344)
Total LNG terminal, net of accumulated depreciation	16,826	16,718
Fixed assets
Fixed assets	29	29
Accumulated depreciation	(25)	(24)
Total fixed assets, net of accumulated depreciation	4	5
Property, plant and equipment, net of accumulated depreciation	$16,830	$16,723

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows depreciation expense and offsets to LNG terminal costs during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$552	$547	$523
Offsets to LNG terminal costs (1)	105	—	48

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

LNG Terminal Costs

The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal have depreciable lives between 6 and 50 years, as follows:

Components	Useful life (years)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Water pipelines	30
Regasification processing equipment	30
Sendout pumps	20
Liquefaction processing equipment	6-50
Other	10-30

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in millions):

	Fair Value Measurements as of
	December 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$2	$(13)	$38	$27	$1	$(1)	$(21)	$(21)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2021:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$38	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.368) - $0.250 / $0.012

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$(21)	$24	$(25)
Realized and mark-to-market gains (losses):
Included in cost of sales	74	(43)	6
Purchases and settlements:
Purchases	(10)	5	—
Settlements	(5)	(7)	42
Transfers out of Level 3, net (1)	—	—	1
Balance, end of period	$38	$(21)	$24
Change in unrealized gain (loss) relating to instruments still held at end of period	$74	$(43)	$6

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,194 TBtu and 4,970 TBtu as of December 31, 2021 and 2020, respectively.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	December 31, 2021	December 31, 2020
Current derivative assets	$21	$14
Derivative assets	33	11
Total derivative assets	54	25

Current derivative liabilities	(16)	(11)
Derivative liabilities	(11)	(35)
Total derivative liabilities	(27)	(46)

Derivative asset (liability), net	$27	$(21)

(1)Does not include collateral posted with counterparties by us of $7 million and $4 million, which are included in other current assets in our Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Includes a natural gas supply contract that SPL had with a related party, which had a fair value of zero as of December 31, 2020. This agreement is not considered a related party agreement as of December 31, 2021 as discussed in Note 14—Related Party Transactions.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Income
Consolidated Statements of Income Location (1)	Year Ended December 31,
	2021	2020	2019
LNG revenues	$(1)	$—	$1
Cost of sales	30	(49)	71
Cost of sales—related party (2)	2	—	—

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes amounts recorded related to natural gas supply contracts that SPL had with a related party. This agreement ceased to be considered a related party agreement during 2021, as discussed in Note 14—Related Party Transactions.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 9—OTHER NON-CURRENT ASSETS, NET

As of December 31, 2021 and 2020, other non-current assets, net consisted of the following (in millions):

	December 31,
	2021	2020
Advances made to municipalities for water system enhancements	$81	$84
Advances and other asset conveyances to third parties to support LNG terminal	37	33
Advances made under EPC and non-EPC contracts	5	9
Tax-related prepayments and receivables	15	17
Information technology service prepayments	5	6
Other	30	11
Total other non-current assets, net	$173	$160

NOTE 10—ACCRUED LIABILITIES

As of December 31, 2021 and 2020, accrued liabilities consisted of the following (in millions):

	December 31,
	2021	2020
Accrued natural gas purchases	$786	$374
Interest costs and related debt fees	180	203
LNG terminal and related pipeline costs	101	71
Other accrued liabilities	6	10
Total accrued liabilities	$1,073	$658

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11—DEBT

As of December 31, 2021 and 2020, our debt consisted of the following (in millions):

	December 31,
	2021	2020
SPL:
Senior Secured Notes:
6.25% due 2022	$—	$1,000
5.625% due 2023	1,500	1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	800
Total SPL Senior Secured Notes	13,132	13,650
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (“2020 SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,650

CQP:
Senior Notes:
5.250% due 2025	—	1,500
5.625% due 2026	—	1,100
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	—
3.25% due 2032	1,200	—
Total CQP Senior Notes	4,200	4,100
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,100
Total debt	17,332	17,750

Unamortized premium, discount and debt issuance costs, net	(155)	(170)
Total long-term debt, net of premium, discount and debt issuance costs	$17,177	$17,580

Senior Notes

SPL Senior Secured Notes

The SPL Senior Secured Notes are senior secured obligations of SPL, ranking equally in right of payment with SPL’s other existing and future senior debt and secured by the same collateral and senior in right of payment to any of its future subordinated debt. Subject to permitted liens, the SPL Senior Secured Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may, at any time, redeem all or part of the SPL Senior Secured Notes at specified prices set forth in the respective indentures governing the SPL Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of redemption. The series of SPL Senior Secured Notes due in 2037 are fully amortizing according to a fixed sculpted amortization schedule, as set forth in the respective indentures.

CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of its future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Facilities. The obligations under the 2019 CQP Credit Facilities are unconditionally guaranteed and secured by a first-priority lien (subject to permitted encumbrances) on substantially all of our existing and future tangible and intangible assets and rights and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations. We may, at any time, redeem all or part of the CQP Senior Notes at specified prices set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2021 (in millions):

Years Ending December 31,	Principal Payments
2022	$—
2023	1,500
2024	2,000
2025	2,037
2026	1,579
Thereafter	10,216
Total	$17,332

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2021 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities (2)
Original facility size	$1,200	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	—	750
Letters of credit issued	395	—
Available commitment	$805	$750

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Commitment fees on undrawn balance	0.20%	0.49%
Maturity date	March 19, 2025	May 29, 2024

(1)The obligations of SPL under the 2020 SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Secured Notes.
(2)The rights and privileges of the 2019 CQP Credit Facilities are discussed above in CQP Senior Notes.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions. We and SPL are restricted from making distributions under agreements governing our and SPL’s indebtedness generally until, among other requirements, deposits are made into any required debt service reserve accounts and a historical debt service coverage ratio and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. At December 31, 2021, our restricted net assets of consolidated subsidiaries were approximately $1.6 billion.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2021, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Total interest cost	$963	$1,005	$972
Capitalized interest	(132)	(96)	(87)
Total interest expense, net of capitalized interest	$831	$909	$885

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,050	$17,496	$16,950	$19,113
Senior notes — Level 3 (2)	1,282	1,466	800	1,036
Credit facilities — Level 3 (3)	—	—	—	—

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
	Consolidated Balance Sheets Location	2021	2020
Right-of-use assets—Operating	Operating lease assets	$98	$99
Current operating lease liabilities	Current operating lease liabilities	8	7
Non-current operating lease liabilities	Operating lease liabilities	89	90

The following table shows the classification and location of our lease costs on our Consolidated Statements of Income (in millions):

		Year Ended December 31,
	Consolidated Statements of Income Location	2021	2020	2019
Operating lease cost (1)	Operating costs and expenses (2)	$12	$12	$11

(1)Includes $1 million of variable lease costs paid to the lessor during each of the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Presented in cost of sales, operating and maintenance expense, general and administrative expense or general and administrative expense—affiliate consistent with the nature of the asset under lease.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments for operating leases as of December 31, 2021 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)
2022	$11
2023	12
2024	12
2025	12
2026	12
Thereafter	106
Total lease payments	165
Less: Interest	(68)
Present value of lease liabilities	$97

(1)Does not include $26 million of legally binding minimum lease payments primarily for tugboats which were executed as of December 31, 2021 but will commence in future periods primarily in the next year and have fixed minimum lease terms of up to six years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	23.4	24.5
Weighted-average discount rate	3.6%	4.1%

The following table includes other quantitative information for our operating leases (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	$11	$10
Leased assets obtained in exchange for new operating lease liabilities	7	11	5

NOTE 13—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
LNG revenues (1)	$7,640	$5,195	$5,210
LNG revenues—affiliate	1,472	662	1,312
LNG revenues—related party	1	—	—
Regasification revenues	269	269	266
Other revenues	53	41	49
Total revenues from customers	9,435	6,167	6,837
Net derivative gain (loss) (2)	(1)	—	1
Total revenues	$9,434	$6,167	$6,838

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the year ended December 31, 2020, we recognized $553 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the years ended December 31, 2021 and 2019. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 8—Derivative Instruments for additional information about our derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a free on board (“FOB”) (delivered to the customer at the Sabine Pass LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 14—Related Party Transactions for additional information regarding these agreements.

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

Regasification Revenues

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term TUAs with unaffiliated third party customers, under which they are required to pay fixed monthly fees regardless of their use of the LNG terminal. Each of the customers has reserved approximately 1 Bcf/d of regasification capacity. The customers are each obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually for 20 years that commenced in 2009, which is representative of fixed consideration in the contract. A portion of this fee is adjusted annually for inflation which is considered variable consideration. The remaining capacity of the Sabine Pass LNG terminal has been reserved by SPL, for which the associated revenues are eliminated in consolidation.

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

In 2012, SPL entered into a partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“Total”), whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity and permit SPL to more flexibly manage its LNG storage capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During the years ended December 31, 2021, 2020 and 2019, SPL recorded $129 million, $129 million and $104 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the year ended December 31, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2021
Deferred revenue, beginning of period	$137
Cash received but not yet recognized in revenue	155
Revenue recognized from prior period deferral	(137)
Deferred revenue, end of period	$155

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2021
Deferred revenue—affiliate, beginning of period	$1
Cash received but not yet recognized in revenue	3
Revenue recognized from prior period deferral	(1)
Deferred revenue—affiliate, end of period	$3

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2021 and 2020 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.3	9	$52.1	9
LNG revenues—affiliate	2.1	3	0.1	1
Regasification revenues	1.9	4	2.1	5
Total revenues	$53.3		$54.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 61% and 42% of our LNG revenues from contracts included in the table above during the years ended December 31, 2021 and 2020, respectively, were related to variable consideration received from customers. Approximately 96% and 100% of our LNG revenues—affiliate from contracts included in the table above during the years ended December 31, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the years ended December 31, 2021 and 2020, approximately 5% of our regasification revenues were related to variable consideration received from customers.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,453	$632	$1,309
Contracts for Sale and Purchase of Natural Gas and LNG	19	30	3
Total LNG revenues—affiliate	1,472	662	1,312

LNG revenues—related party
Natural Gas Transportation and Storage Agreements	1	—	—

Cost of sales—affiliate
Cheniere Marketing Agreements	34	61	—
Contracts for Sale and Purchase of Natural Gas and LNG	50	16	7
Total cost of sales—affiliate	84	77	7

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	1	—	—
Natural Gas Supply Agreements (1)	16	—	—
Total cost of sales—related party	17	—	—

Operating and maintenance expense—affiliate
Services Agreements	142	152	138

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	46	13	—

General and administrative expense—affiliate
Services Agreements	85	96	102

Other income—affiliate
Cooperative Endeavor Agreement	2	2	2

(1)Includes amounts recorded related to natural gas supply contracts that SPL had with a related party. This agreement ceased to be considered a related party agreement during 2021, as discussed below.

As of December 31, 2021 and 2020, we had $232 million and $184 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Cheniere Marketing Letter Agreements

Cheniere Marketing has letter agreements with SPL to purchase up to 306 cargoes to be delivered between 2022 and 2027 at a weighted average price of $1.95 plus 115% of Henry Hub.

In December 2020, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 30 cargoes that were delivered in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. In addition to the amounts recorded on our Consolidated Statements of Income in the table above, we recorded accrued liabilities—related party of $4 million as of both December 31, 2021 and 2020 with this related party.

Services Agreements

As of December 31, 2021 and 2020, we had $141 million and $144 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

CQP Services Agreement

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Natural Gas Supply Agreement

SPL was party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. This related party was partially owned by Blackstone, who also indirectly owns a portion of our limited partner interests. However, this entity was acquired by a non-related party on December 31, 2021; therefore, as of such date, this agreement ceased to be considered a related party agreement.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $2 million and $2 million in due to affiliates and $15 million and $17 million of other non-current liabilities—affiliate as of December 31, 2021 and 2020, respectively, from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

SPLNG is able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, SPLNG purchases natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase price paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third party costs incurred by Cheniere Marketing with respect to the receipt, purchase and delivery of natural gas or LNG to the Sabine Pass LNG terminal.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal. The agreement also provides that Tug

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $9 million, $6 million and $8 million during the years ended December 31, 2021, 2020 and 2019, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity.

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG terminal.  SPLNG did not record any revenues associated with this agreement during the years ended December 31, 2021, 2020 and 2019.

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

NOTE 15—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity. On January 28, 2022, we declared a $0.700 distribution per common unit and the related distribution to our general partner and IDR holders that was paid on February 14, 2022 to unitholders of record as of February 7, 2022 for the period from October 1, 2021 to December 31, 2021.

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

		Limited Partner Units
	Total	Common Units	Subordinated Units	General Partner Units	IDR
Year Ended December 31, 2021
Net income	$1,630
Declared distributions	1,486	1,309	—	30	147
Assumed allocation of undistributed net income (1)	$144	141	—	3	—
Assumed allocation of net income		$1,450	$—	$33	$147

Weighted average units outstanding		484.0	—
Basic and diluted net income per unit		$3.00	$—

Year Ended December 31, 2020
Net income	$1,183
Declared distributions	1,375	1,080	174	27	94
Assumed allocation of undistributed net loss (1)	$(192)	(155)	(33)	(4)	—
Assumed allocation of net income		$925	$141	$23	$94

Weighted average units outstanding		399.3	84.7
Basic and diluted net income per unit		$2.32	$1.67

Year Ended December 31, 2019
Net income	$1,175
Declared distributions	1,278	858	333	26	62
Assumed allocation of undistributed net loss (1)	$(103)	(73)	(28)	(2)	—
Assumed allocation of net income		$785	$305	$24	$62

Weighted average units outstanding		348.6	135.4
Basic and diluted net income per unit		$2.25	$2.25

(1)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain unconditional purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2021, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

LNG Terminal Commitments and Contingencies

EPC Contract

SPL has a lump sum turnkey contract with Bechtel for the engineering, procurement and construction of Train 6 of the Liquefaction Project. The total contract price of the EPC contract for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the third marine berth that is currently under construction is approximately $2.5 billion, reflecting amounts incurred under change orders through December 31, 2021. As of December 31, 2021, we had approximately $0.2 billion remaining under this contract.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Natural Gas Supply, Transportation and Storage Service Agreements

SPL entered into a physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 10 years.

Additionally, SPL has natural gas transportation and storage service agreements for the Liquefaction Project. The initial terms of the natural gas transportation agreements range up to 20 years, with renewal options for certain contracts, and commence upon the occurrence of conditions precedent. The initial terms of the SPL natural gas storage service agreements range up to 10 years.

As of December 31, 2021, SPL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in billions):

Years Ending December 31,	Payments Due (1)
2022	$5.2
2023	3.6
2024	2.5
2025	1.7
2026	1.0
Thereafter	4.9
Total	$18.9

(1)Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2021. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

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

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2021, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

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

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Customer A	24%	24%	27%	28%	31%
Customer B	17%	18%	20%	17%	22%
Customer C	17%	17%	19%	*	*
Customer D	16%	15%	18%	14%	21%
Customer E	11%	11%	*	12%	*
Customer F	*	*	*	12%	*

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2021	2020	2019
United States	$2,872	$2,285	$2,169
India	1,342	970	1,113
South Korea	1,336	924	1,071
Ireland	1,237	842	989
United Kingdom	966	456	184
Other countries	208	28	—
Total	$7,961	$5,505	$5,526

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for interest on debt, net of amounts capitalized	$812	$904	$829

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $324 million, $212 million and $291 million as of both years ended December 31, 2021, 2020 and 2019, respectively.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2021, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Audit Committee

The board of directors of our general partner has appointed an audit committee composed of Lon McCain, chairman, Vincent Pagano, Jr. and Oliver G. Richard, III, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE American and the Exchange Act. In addition, the board of directors of our general partner has determined that Lon McCain and Oliver G. Richard, III meet the qualifications of a “financial expert” and are “financially sophisticated” as such terms are defined by the SEC and the NYSE American, respectively.

The audit committee assists the board of directors of our general partner in its oversight of the integrity of our Consolidated Financial Statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at https://cqpir.cheniere.com/company-information/governance-documents.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 18, 2022, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Murski, Peak and Runkle to the board of directors of our general partner were made pursuant to the rights of Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	59	May 2016	Chairman of the Board and President and Chief Executive Officer
James R. Ball	71	September 2012	Director
Eric Bensaude	55	September 2016	Director
Zach Davis	37	August 2020	Director and Executive Vice President and Chief Financial Officer
Lon McCain	73	March 2007	Director
Mark Murski	46	September 2020	Director
Vincent Pagano, Jr.	71	December 2012	Director
Scott Peak	41	September 2020	Director
Oliver G. Richard, III	69	September 2012	Director
Matthew Runkle	43	July 2021	Director
Aaron Stephenson	66	November 2019	Director and Senior Vice President, Operations

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer of our general partner
Mr. Fusco has served as President and Chief Executive Officer of Cheniere since May 2016 and as a director since June 2016. Mr. Fusco also serves as Chairman, President and Chief Executive Officer of our general partner. Mr. Fusco is also a Manager, President and Chief Executive Officer of the general partner of Sabine Pass LNG, L.P. and Chief Executive Officer of Sabine Pass Liquefaction, LLC. Mr. Fusco received recognition as Best CEO in the electric industry by Institutional Investor in 2012 as ranked by all industry analysts and for Best Investor Relations by a CEO or Chairman among all mid-cap companies by IR Magazine in 2013. Institutional Investor again recognized Mr. Fusco for the 2020 All-American Executive Team Best CEO in the natural gas industry.

Mr. Fusco served as Chief Executive Officer of Calpine Corporation (“Calpine”) from August 2008 to May 2014 and as Executive Chairman of Calpine from May 2014 through May 11, 2016. Mr. Fusco served as a member of the board of directors of Calpine from August 2008 until March 2018, when the sale of Calpine to an affiliate of Energy Capital Partners and a consortium of other investors was completed. Mr. Fusco was recruited by Calpine’s key shareholders in 2008, just as that company was emerging from bankruptcy. Calpine grew to become America’s largest generator of electricity from natural gas, safely and reliably meeting the needs of an economy that demands cleaner, more fuel-efficient and dependable sources of electricity. As Chief Executive Officer of Calpine, Mr. Fusco managed a team of approximately 2,300 employees and led one of the largest purchasers of natural gas in America, a successful developer of new gas-fired power generation facilities and a company that prudently managed the inherent commodity trading and balance sheet risks associated with being a merchant power producer.

Mr. Fusco’s career of over 35 years in the energy industry began with his employment at Pacific Gas & Electric Company upon graduation from California State University, Sacramento with a Bachelor of Science in Mechanical Engineering in 1984. He joined Goldman Sachs 13 years later as a Vice President with responsibility for commodity trading and marketing of wholesale electricity, a role that led to the creation of Orion Power Holdings, an independent power producer that Mr. Fusco helped found with backing from Goldman Sachs, where he served as President and Chief Executive Officer from 1998-2002. In 2004, he was asked to serve as Chairman and Chief Executive Officer of Texas Genco LLC by a group of private institutional investors, and successfully managed the transition of that business from a subsidiary of a regulated utility to a strong and profitable independent company, generating more than 5-fold return for shareholders upon its merger with NRG in 2006. It was determined that Mr. Fusco should serve as a director of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

James R. Ball
Director of our general partner, Chairman of the Executive Committee and the CMI SPA Committee and a member of the Conflicts Committee
Mr. Ball served as a senior advisor to Tachebois Limited, an energy and equities advisory firm, from 2011 to 2019. Mr. Ball served as a Non-Executive Director of Gas Strategies Group Ltd, a professional services company providing commercial energy advisory services, from September 2011 to June 2013. From 1988 until August 2011, he also served as an Executive Director of Gas Strategies Group. Mr. Ball is a Fellow of the Energy Institute and Companion of the Institute of Gas Engineers and Managers. Mr. Ball received a B.A. in Economics from the University of Colorado and an M.S. from City University Business School (now Bayes Business School). It was determined that Mr. Ball should serve as a director of our general partner because of his background as an advisor in the energy industry. Mr. Ball has not held any other directorship positions in the past five years.

Eric Bensaude
Director of our general partner and a member of the CMI SPA Committee
Mr. Bensaude joined Cheniere in September 2013 and currently serves as Managing Director, Commercial Operations and Asset Optimization of Cheniere Marketing Ltd., a subsidiary of Cheniere. Mr. Bensaude also serves as Senior Vice President, Commercial Operations of SPL. Mr. Bensaude has more than 20 years of experience in the energy, oil and natural gas trading and marketing business. Prior to joining Cheniere, Mr. Bensaude served as Head of Global LNG at EDF Trading where he set up and ran the LNG trading and marketing department and General Manager for natural gas and LNG origination. Prior to EDF Trading, Mr. Bensaude was an Associate at Booz Allen & Hamilton in the Energy Practice, working on a variety of gas & power assignments. Mr. Bensaude started his career in energy as a trader of middle distillates for Total and previously served as the representative for the French bank, Société Générale, in Canton, People’s Republic of China. He held the position of Vice-Chairman of the European Federation of Energy Traders Gas Committee while at EDF Trading. Mr. Bensaude holds an M.B.A. from ESSEC business school in France, and studied Mandarin at Paris 7 Jussieu. It was determined that Mr. Bensaude should serve as a director of our general partner because of his experience in the energy, oil and natural gas trading and marketing industry. Mr. Bensaude has not held any other directorship positions in the past five years.

Zach Davis
Executive Vice President and Chief Financial Officer, a Director of our general partner and a member of the Executive Committee
Mr. Davis currently serves as Executive Vice President and Chief Financial Officer of Cheniere and our general partner. Mr. Davis joined Cheniere in November 2013. He previously served as Senior Vice President and Chief Financial Officer from August 2020 to February 2022; Senior Vice President, Finance from February 2020 to August 2020; and Vice President, Finance and Planning from October 2016 to February 2020. Mr. Davis has over 14 years of energy finance experience, focusing on strategic advisory assignments and financings for companies, projects and assets in the LNG, power, renewable energy, midstream and infrastructure sectors. Prior to joining Cheniere, Mr. Davis held energy investment banking and project finance roles at Credit Suisse, Marathon Capital and HSH Nordbank. Mr. Davis received a B.S. in Economics from Duke University. It was determined that Mr. Davis should serve as a director of our general partner because of his background in energy finance and his perspective as Executive Vice President and Chief Financial Officer of Cheniere. Mr. Davis has not held any other directorship positions in the past five years.

Lon McCain
Director of our general partner, Chairman of the Audit Committee and a member of the Conflicts Committee
Mr. McCain was Executive Vice President and Chief Financial Officer of Ellora Energy Inc., a private, independent exploration and production company from July 2009 to August 2010. Prior to that, he was Vice President, Treasurer and Chief Financial Officer of Westport Resources Corporation, a publicly traded exploration and production company, from 2001 until the sale of that company to Kerr-McGee Corporation in 2004. From 1992 until joining Westport, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman, Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation and Ceres Capital. He is currently on the board of directors of Continental Resources, Inc. and Crescent Energy Company, publicly traded oil and natural gas exploration and production companies. Prior to serving on the board of Crescent Energy Company, Mr. McCain served on the board of Contango Oil and Gas Company, which combined with Independence Energy, LLC to form Crescent Energy Company in December 2021. Mr. McCain received a B.S. in Business Administration and an M.B.A in Finance from the University of Denver. Mr. McCain was also an Adjunct Professor of Finance at the University of Denver from 1982 to 2005. It was determined that Mr. McCain should serve as a director of our general partner because of his experience as a chief financial officer for energy companies and his background as an investment banker in the energy industry.

Mark Murski
Director of our general partner and a member of the Executive Committee
Mr. Murski is a Managing Partner and Chief Operating Officer in the Americas for Brookfield Infrastructure, where he is responsible for North American infrastructure operations. From 2006 to 2015 he worked for Brookfield's global advisory practice, where he ran the mergers and acquisitions practice. Mr. Murski joined Brookfield in 2003 where he focused on financings, acquisitions and divestitures. Mr. Murski currently serves as a director of City Office REIT Inc., a real estate company focused on office properties in the southern and western United States. Mr. Murski is a Chartered Professional Accountant, a CFA charterholder and is a graduate of the Richard Ivey School of Business. It was determined that Mr. Murski should serve as a director of our general partner because of his significant investment experience with Brookfield Infrastructure.

Vincent Pagano, Jr.
Director of our general partner, Chairman of the Conflicts Committee and a member of the Audit Committee
Mr. Pagano served as a senior corporate partner of Simpson Thacher & Bartlett LLP, a law firm, with a focus on capital markets transactions and public company advisory matters from 1981 until his retirement at the end of 2012. Mr. Pagano earned his law degree, cum laude, from Harvard Law School and his B.S. in Engineering, summa cum laude, from Lehigh University and an M.S. in Engineering from the University of California, Berkeley. Mr. Pagano also serves as a director of Hovnanian Enterprises, Inc., a publicly traded homebuilding company, and served as a director of L3 Technologies, Inc., an aerospace and defense company, from 2013 until its merger with Harris Corporation in June 2019. It was determined that Mr. Pagano should serve as a director of our general partner because of his capital markets expertise and his experience as an advisor to public companies on a variety of corporate matters.

Scott Peak
Director of our general partner and a member of the Executive Committee and CMI SPA Committee
Mr. Peak is a Managing Partner and Chief Investment Officer for Brookfield Infrastructure, where he is responsible for utilities and energy infrastructure investments. Prior to joining Brookfield in January 2016, Mr. Peak spent almost a decade at Macquarie Group Ltd. based in New York and Houston focused on the infrastructure sector. Previously, Mr. Peak worked in the mergers and acquisitions group at Dresdner Kleinwort Wasserstein in New York. Mr. Peak holds a Master of Finance with distinction from INSEAD and a B.A. in Economics from Bates College. It was determined that Mr. Peak should serve as a director of our general partner because of his extensive background in infrastructure finance and investments.

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

Matthew Runkle
Director of our general partner and a member of the Executive Committee
Mr. Runkle is a Senior Managing Director in the Infrastructure Group for Blackstone Inc., where he focuses on investments in the renewables, utility, and midstream sectors. Since joining Blackstone in October 2017, Mr. Runkle has been involved in the execution of Blackstone investments, including CQP and Tallgrass Energy. Prior to joining Blackstone, Mr. Runkle served as a Principal at ArcLight Capital Partners, LLC from August 2002 to September 2017, where he sourced, executed and managed infrastructure investments across the midstream and renewables sectors. Mr. Runkle also served from July 2000 to July 2002 as an Analyst at the NorthBridge Group, where he provided strategic and management consulting to utility and energy companies. Mr. Runkle currently serves as a director of Tallgrass Energy Partners GP, L.P., a midstream energy infrastructure company. Mr. Runkle holds a Bachelor's degree in Geology and Geophysics from Yale University. It was determined that Mr. Runkle should serve as a director of our general partner because of his significant energy and infrastructure investment experience.

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

Code of Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by the directors of our general partner. Our Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees, is posted at https://cqpir.cheniere.com/company-information/governance-documents. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2021 in a timely manner, other than one late Form 4 filing for Mr. Pagano due to administrative error, relating to the vesting of four prior grants of phantom units and a new grant of phantom units.

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
Matthew Runkle
Aaron Stephenson

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2021.

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

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Murski serves as a Managing Partner and Chief Operating Officer in the Americas for Brookfield Infrastructure, Mr. Peak serves as a Managing Partner and Chief Investment Officer for Brookfield Infrastructure and Mr. Runkle serves as a Senior Managing Director in the Infrastructure Group for Blackstone Inc. They do not receive additional compensation for service as directors.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2021 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
James R. Ball (3)	112,500	126,000	—	—	—	—	238,500
Eric Bensaude (2)	—	—	—	—	—	—	—
Zach Davis (2)	—	—	—	—	—	—	—
Lon McCain (4)	100,000	123,780	—	—	—	—	223,780
Mark Murski (5)	—	—	—	—	—	—	—
Vincent Pagano, Jr. (6)	95,000	122,520	—	—	—	—	217,520
Scott Peak (5)	—	—	—	—	—	—	—
Oliver G. Richard, III (7)	85,000	126,000	—	—	—	—	211,000
Matthew Runkle (5)	—	—	—	—	—	—	—
Aaron Stephenson (2)	—	—	—	—	—	—	—

(1)Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.
(2)Mr. Fusco served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2021. Mr. Bensaude served as an officer of Cheniere Marketing Ltd., a subsidiary of Cheniere during fiscal year 2021. Mr. Davis served as an executive officer of our general partner and as an executive officer of Cheniere during fiscal year 2021. Mr. Stephenson served as an officer of our general partner and as an executive officer of Cheniere during fiscal year 2021. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.
(3)Mr. Ball was granted 3,000 phantom units in 2021 with a grant date fair value of $126,000. In addition, Mr. Ball received $63,000 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2021. As of December 31, 2021, he held 7,500 phantom units and 7,950 common units for a total of 15,450 units.
(4)Mr. McCain was granted 3,000 phantom units in 2021 with a grant date fair value of $123,780. In addition, Mr. McCain received $61,890 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2021. As of December 31, 2021, he held 7,500 phantom units and 9,750 common units for a total of 17,250 units.
(5)Mr. Murski is a Managing Partner and Chief Operating Officer in the Americas for Brookfield Infrastructure, Mr. Peak is a Managing Partner and Chief Investment Officer for Brookfield Infrastructure and Mr. Runkle is a Senior Managing Director in the Infrastructure Group for Blackstone Inc. They do not receive additional compensation for service as directors.
(6)Mr. Pagano was granted 3,000 phantom units in 2021 with a grant date fair value of $122,520. In addition, Mr. Pagano received $61,260 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2021. As of December 31, 2021, he held 7,500 phantom units and 8,625 common units for a total of 16,125 units.
(7)Mr. Richard was granted 3,000 phantom units in 2021 with a grant date fair value of $126,000. In addition, Mr. Richard received $63,000 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2021. As of December 31, 2021, he held 7,500 phantom units and 11,250 common units for a total of 18,750 units.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 18, 2022, the following units were outstanding: 484.0 million common units and 9.9 million general partner units.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units and/or general partner units as of February 18, 2022:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	239,872,502	50%	51%
Blackstone Inc. (2)	203,784,670	42%	41%
Brookfield Asset Management Inc. (3)	204,321,313	42%	41%

(1)Cheniere Energy, Inc. also owns 9,877,677 of our general partner units.
(2)Information is based on filings of Form 4 with the SEC on October 4, 2021 by CQP Rockies Platform LLC, BIP Chinook Holdco L.L.C. (record holder of 194,216 common units), BIP-V Chinook Holdco II L.L.C. (record holder of 67,939 common units), BIP Holdings Manager, L.L.C., Blackstone Infrastructure Associates L.P., BIA GP L.P., BIA GP L.L.C., Blackstone Holdings III L.P., Blackstone Holdings III GP L.P., Blackstone Holdings III GP Management L.L.C., Blackstone Inc. (formerly known as The Blackstone Group Inc.), Blackstone Group Management L.L.C., and Stephen A. Schwarzman, which also lists CQP Holdco LP as the record holder of 190,070,316 common units and BIP-V Chinook Holdco L.L.C. (“BIP-V”) as the record holder of 13,170,436 common units. In addition, Harvest Fund Advisors LLC, an indirect subsidiary of Blackstone Inc., is the beneficial owner of 281,763 common units based on Schedule 13D/A filed with the SEC on September 28, 2020 by Blackstone Inc. and its affiliates. The address of the various persons identified in this footnote is 345 Park Avenue, New York, New York 10154.

(3)Information is based on Schedule 13D filed with the SEC on September 30, 2020 and Form 4 filed with the SEC on June 9, 2021 by Brookfield Asset Management Inc. (“Brookfield”), BIF IV Cypress Aggregator (Delaware) LLC (“BIF IV Cypress Aggregator”), Brookfield Infrastructure Fund IV GP LLC (“BIF”), Brookfield Asset Management Private Institutional Capital Adviser (Canada), LP (“BAMPIC Canada”) and BAM Partners Trust (formerly known as Partners Limited) (“Partners”). Investment funds managed by Brookfield Public Securities Group LLC are the beneficial owners of 1,080,561 common units. 190,070,316 of the common units reported herein as being beneficially owned by the Reporting Persons are directly held by CQP Holdco LP. 13,170,436 of the common units reported herein as being beneficially owned by the Reporting Persons are directly held by BIP-V. CQP Target Holdco L.L.C. (formerly known as BX CQP Target Holdco L.L.C.) (“Target Holdco”) is the indirect equityholder of all of the equity interests in each of Blackstone CQP Common Holdco L.P. (“Blackstone Common Holdco”), CQP Holdco LP, and BX Rockies Platform Co LLC (“BX Rockies”) and, by virtue of its relationship with BIP-V, may be deemed to share beneficial ownership over the common units held directly by BIP-V. BIF IV Cypress Aggregator is a member of Target Holdco. BIF serves as the indirect general partner of BIF IV Cypress Aggregator. BAMPIC Canada serves as the investment adviser to BIF. Brookfield is the ultimate parent of Brookfield Infrastructure Fund III GP and BAMPIC Canada. As a result, Brookfield, BIF IV Cypress Aggregator, BIF, BAMPIC Canada and Partners may be deemed to beneficially own the common units held of record by each of Blackstone Common Holdco, CQP Holdco LP, BX Rockies and BIP-V. The address of the various persons identified in this footnote is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

Directors and Executive Officers

The following table sets forth information with respect to our common units beneficially owned as of February 18, 2022, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 18, 2022, the current directors and executive officers of CQP beneficially owned an aggregate of 37,575 common units (less than 1% of the outstanding common units at the time).

The table also presents information with respect to Cheniere Energy, Inc.’s common stock beneficially owned as of February 18, 2022, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. As of February 18, 2022, Cheniere Energy, Inc. had 254 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jack A. Fusco	—	—%	873,584	*%
Zach Davis	—	—	146,550	*
Eric Bensaude	—	—	30,329	*
Aaron Stephenson	—	—	60,112	*
James R. Ball	7,950	*	—	—
Lon McCain	9,750	*	—	—
Mark Murski (1)	—	—	—	—
Vincent Pagano, Jr.	8,625	*	—	—
Scott Peak (1)	—	—	—	—
Oliver G. Richard, III	11,250	*	—	—
Matthew Runkle (1)
All current directors and executive officers as a group (11 persons)	37,575	*%	1,110,575	*%

*    Less than 1%
(1)Messrs. Murski, Peak and Runkle were appointed as directors of our general partner pursuant to the rights of Blackstone CQP Holdco under the Third Amended and Restated Limited Liability Company Agreement of our general partner to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2021 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	15,000	N/A	1,188,500
Total	15,000	N/A	1,188,500

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

For more information regarding the Long-Term Incentive Plan, see “Compensation Discussion and Analysis.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Prior to the completion of our initial public offering of common units in 2007, the managers of our general partner approved the distributions and payments to be made to our general partner and its affiliates in connection with our ongoing operations and, in the event of, our liquidation. During our operational stage, we will generally make cash distributions to our unitholders, including our affiliates, as described in Part II, Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities, of this annual report on Form 10-K. Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

In determining whether to approve or ratify a related party transaction, the audit committee of our general partner will apply the following standards and such other standards it deems appropriate:
•whether the related party transaction is on terms no less favorable than the terms generally available to an unaffiliated third party under the same or similar circumstances;
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2021 and 2020 (in millions):

	Fiscal 2021	Fiscal 2020
Audit Fees	$3	$3

Audit Fees—Audit fees for 2021 and 2020 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2021 and 2020.

Tax Fees—There were no tax fees in 2021 and 2020.

Other Fees—There were no other fees in 2021 and 2020.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2021 and 2020 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Exhibits

(1)    Financial Statements—Cheniere Energy Partners, L.P.:

(2)    Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant for the years ended December 31, 2020, 2019 and 2018	106

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
2.1	Contribution and Conveyance Agreement, by and among the Partnership, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LP, effective as of March 26, 2007	CQP	8-K	10.4	3/26/2007
2.2	Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among the Partnership, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere	CQP	8-K	10.2	8/9/2012

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of the Partnership	CQP (SEC File No. 333-139572)	S-1	3.1	12/21/2006
3.2	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of February 14, 2017	CQP	8-K	3.1	2/21/2017
3.3	Certificate of Formation of Cheniere Partners GP	CQP (SEC File No. 333-139572)	S-1	3.3	12/21/2006
3.4	Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012	CQP	8-K	3.2	8/9/2012
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)	CQP	8-K	3.1	2/21/2017
4.2	Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	CQP	8-K	4.1	2/4/2013
4.3	First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.1	4/16/2013
4.4	Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.2	4/16/2013
4.5	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.4 above)	CQP	8-K	4.1.2	4/16/2013
4.6	Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	11/25/2013
4.7	Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	5/22/2014
4.8	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.7 above)	CQP	8-K	4.1	5/22/2014
4.9	Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.2	5/22/2014
4.10	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.9 above)	CQP	8-K	4.2	5/22/2014
4.11	Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	3/3/2015
4.12	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.11 above)	CQP	8-K	4.1	3/3/2015
4.13	Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/14/2016
4.14	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.13 above)	CQP	8-K	4.1	6/14/2016
4.15	Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/23/2016
4.16	Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/23/2016
4.17	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.16 above)	CQP	8-K	4.2	9/23/2016
4.18	Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/6/2017
4.19	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.18 above)	CQP	8-K	4.1	3/6/2017
4.20	Eleventh Supplemental Indenture, dated as of May 8, 2020, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.21	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.20 above)	SPL	8-K	4.1	5/8/2020
4.22	Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	2/27/2017
4.23	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)	CQP	8-K	4.1	2/27/2017
4.24*	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee
4.25*	Form of 2.95% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.24 above)
4.26*	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee
4.27*	Form of 3.17% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.26 above)
4.28*	First Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee
4.29*	Form of 3.19% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.28 above)
4.30*	Second Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee
4.31*	Form of 3.08% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.30 above)
4.32*	Third Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee
4.33*	Form of 3.10% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.32 above)
4.34	Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/18/2017
4.35	First Supplemental Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/18/2017
4.36	Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2018
4.37	Third Supplemental Indenture, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2019
4.38	Form of 4.500% Senior Notes due 2029 (Included as Exhibit A-1 to Exhibit 4.37 above)	CQP	8-K	4.1	9/12/2019
4.39	Fourth Supplemental Indenture, dated as of November 5, 2020, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	10-Q	4.1	11/6/2020
4.40	Fifth Supplemental Indenture, dated as of March 11, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/11/2021
4.41	Form of 4.000% Senior Notes due 2031 (Included as Exhibit A-1 to Exhibit 4.40 above)	CQP	8-K	4.1	3/11/2021
4.42	Sixth Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/27/2021
4.43	Form of 3.25% Senior Notes due 2032 (Included as Exhibit A-1 to Exhibit 4.42 above)	CQP	8-K	4.1	9/27/2021

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.44	Seventh Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	10/1/2021
4.45*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-Q	10.1	11/15/2004
10.2	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-K	10.40	3/10/2005
10.3	Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and SPLNG	Cheniere	10-Q	10.2	8/6/2010
10.4	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG	Cheniere	10-Q	10.2	11/15/2004
10.5	Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of SPLNG	Cheniere	10-Q	10.3	11/15/2004
10.6	Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and SPLNG	CQP	10-Q	10.1	11/2/2012
10.7	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.4	11/15/2004
10.8	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and SPLNG	SPLNG	S-4	10.28	11/22/2006
10.9	Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.3	8/6/2010
10.10	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG	Cheniere	10-Q	10.5	11/15/2004
10.11	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to SPLNG	SPLNG	S-4	10.12	11/22/2006
10.12	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between SPL and SPLNG	SPLNG	8-K	10.1	8/6/2012
10.13	Letter Agreement, dated May 28, 2013, by and between SPL and SPLNG	SPLNG	10-Q	10.1	8/2/2013
10.14	Guarantee Agreement, dated as of July 31, 2012, by the Partnership in favor of SPLNG	SPLNG	8-K	10.2	8/6/2012
10.15	Third Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	CQP	8-K	10.2	3/23/2020
10.16	Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, among SPL, as borrower, certain subsidiaries of SPL, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	CQP	8-K	10.1	3/23/2020
10.17	Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	CQP	8-K	10.3	3/23/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.18	First Amendment to Third Amended and Restated Common Terms Agreement, dated as of July 26, 2021, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	CQP	10-Q	10.2	11/4/2021
10.19	Credit and Guaranty Agreement, dated May 29, 2019, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants	CQP	8-K	10.1	6/3/2019
10.20	Registration Rights Agreement, dated as of September 27, 2021, among the Partnership the guarantors party thereto and RBC Capital Markets, LLC	CQP	8-K	10.1	9/27/2021
10.21†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan	CQP	8-K	10.3	3/26/2007
10.22†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award)	CQP	10-Q	10.9	11/2/2012
10.23†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan	CQP	10-Q	10.8	11/2/2012
10.24†	Form of Amendment to Phantom Units Agreement	CQP	10-Q	10.7	11/2/2012
10.25†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement)	CQP	10-K	10.41	2/20/2015
10.26†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement)	CQP	10-K	10.42	2/20/2015
10.27†	Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP	CQP	10-K	10.42	2/19/2016
10.28	Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	CQP	8-K	10.1	11/9/2018
10.29	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019	CQP	10-Q	10.4	8/8/2019

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		CQP	10-Q	10.2	11/1/2019
10.31	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00011 Insurance Provisional Sum Interim Adjustment, dated October 1, 2019 and (ii) the Change Order CO-00012 Replacement of Timber Piles with Pre-Stressed Concrete Piles, dated October 30, 2019	CQP	10-K	10.34	2/25/2020
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
		CQP	10-Q	10.4	4/30/2020
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
		CQP	10-Q	10.2	8/6/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		CQP	10-Q	10.1	11/6/2020
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
		CQP	10-K	10.34	2/24/2021
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
		CQP	10-Q	10.2	5/4/2021

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.37
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
		CQP	10-Q	10.1	8/5/2021
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
		Cheniere	10-Q	10.1	11/4/2021
10.39*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00054 80 Acres Bridge Credit, dated November 30, 2021, (ii) CO-00055 Change in Law LPDES Permit - Water Treatment Filter Washing, dated December15, 2021, (iii) CO-00056 Impacts from Hurricane Ida, dated December 15, 2021 and (iv) CO-00057 Impacts from Hurricane Nicholas, dated December 15, 2021

10.40	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	8-K	10.1	11/21/2011
10.41	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	10-Q	10.1	5/3/2013
10.42	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.43	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	8-K	10.1	12/12/2011
10.44	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	10-K	10.18	2/22/2013
10.45	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer)	CQP	8-K	10.1	1/26/2012
10.46	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	8-K	10.1	1/30/2012

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.47	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	10-K	10.19	2/22/2013
10.48	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014
10.49	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.50	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between SPL and Cheniere Marketing International LLP	CQP	10-Q	10.1	5/9/2019
10.51	Letter Agreement, dated December 9, 2020, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC).	CQP	8-K	10.1	12/9/2020
10.52	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	10-Q	10.2	8/5/2021
10.53	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	10-Q	10.3	8/5/2021
10.54	Letter agreement, dated November 3, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	10-Q	10.3	11/4/2021
10.55	Letter Agreement, dated November 24, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	8-K	10.1	11/26/2021
10.56	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL	CQP	8-K	10.6	5/15/2012
10.57	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL	SPL	10-Q/A	10.8	11/9/2015
10.58	Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG	CQP	10-Q	10.6	11/2/2012
10.59	Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL	CQP	10-Q	10.2	8/2/2013
10.60	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL	CQP	8-K	10.5	5/15/2012
10.61	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.62	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and SPL	SPL	10-Q/A	10.7	11/9/2015
10.63	Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG	CQP	10-Q	10.5	11/2/2012
10.64	Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.75	12/2/2013
10.65	Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere	CQP	10-Q	10.4	11/2/2012
10.66	Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP	CQP	10-Q	10.1	8/2/2013
10.67	Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.74	12/2/2013
10.68	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG	Cheniere	10-Q	10.7	11/6/2007
10.69	Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP	CQP	10-Q	10.3	11/2/2012
10.70	Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.73	12/2/2013
10.71	Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, the Partnership, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time	CQP	8-K	10.1	8/6/2012
21.1*	Subsidiaries of the Partnership
22.1*	List of Issuers and Guarantor Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), CQP (SEC File No. 001-33366), Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating costs and expenses
General and administrative expense	$3	$3	$3
General and administrative expense—affiliate	14	14	13
Depreciation and amortization expense	3	3	3
Total operating costs and expenses	20	20	19

Other income (expense)
Interest expense, net of capitalized interest	(199)	(217)	(174)
Loss on modification or extinguishment of debt	(97)	—	(13)
Other income	1	7	21
Equity income of affiliates	1,946	1,413	1,360
Total other income	1,651	1,203	1,194

Net income	$1,631	$1,183	$1,175

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEETS
(in millions)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$874	$1,208
Other current assets	1	1
Total current assets	875	1,209

Property, plant and equipment, net of accumulated depreciation	77	79
Debt issuance costs, net of accumulated amortization	5	7
Investment in affiliates	3,966	3,359
Total assets	$4,923	$4,654

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accrued liabilities	$47	$52
Due to affiliates	3	3
Total current liabilities	50	55

Long-term debt, net of debt issuance costs	4,154	4,060

Partners’ equity	719	539
Total liabilities and partners’ equity	$4,923	$4,654

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$1,732	$1,190	$1,220

Cash flows from investing activities
Property, plant and equipment	(1)	(3)	(2)
Investments in subsidiaries	(1,009)	(689)	(1,273)
Distributions received from affiliates	403	291	853
Net cash used in investing activities	(607)	(401)	(422)

Cash flows from financing activities
Proceeds from issuance of debt	2,700	—	2,230
Redemptions and repayments of debt	(2,600)	—	(730)
Debt issuance and other financing costs	(35)	—	(35)
Debt extinguishment costs	(73)	—	—
Distributions to owners	(1,451)	(1,359)	(1,260)
Other	—	—	(4)
Net cash provided by (used in) financing activities	(1,459)	(1,359)	201

Net increase (decrease) in cash, cash equivalents	(334)	(570)	999
Cash, cash equivalents—beginning of period	1,208	1,778	779
Cash and cash equivalents—end of period	$874	$1,208	$1,778

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Financial Statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for CQP.

In the Condensed Financial Statements, CQP’s investments in affiliates are presented at the net amount attributable to CQP. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the affiliates are recorded on the Condensed Balance Sheets. The gain from operations of the affiliates is reported on a net basis as equity income of affiliates.

A substantial amount of CQP’s operating, investing and financing activities are conducted by its affiliates. The Condensed Financial Statements should be read in conjunction with CQP’s Consolidated Financial Statements.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—DEBT

As of December 31, 2021 and 2020, our debt consisted of the following (in millions):

	December 31,
	2021	2020
Senior Secured Notes:
5.250% due 2025	$—	$1,500
5.625% due 2026	—	1,100
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	—
3.25% due 2032	1,200	—
Total CQP Senior Notes	4,200	4,100
CQP Credit Facilities executed in 2019	—	—
Total debt	4,200	4,100

Unamortized debt issuance costs	(46)	(40)
Total long-term debt, net of premium, discount and debt issuance costs	$4,154	$4,060

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—CONTINUED

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2021 (in millions):

Years Ending December 31,	Principal Payments
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	4,200
Total	$4,200

NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$197	$213	$151
Non-cash capital distributions (1)	1,946	1,413	1,360

(1)Amounts represent equity income of affiliates.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 23, 2022
Jack A. Fusco

/s/ Zach Davis	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 23, 2022
Zach Davis

/s/ Leonard E. Travis	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Leonard E. Travis

/s/ Aaron Stephenson	Senior Vice President of Operations, Director	February 23, 2022
Aaron Stephenson

/s/ James R. Ball	Director	February 23, 2022
James R. Ball

/s/ Eric Bensuade	Director	February 23, 2022
Eric Bensuade

/s/ Lon McCain	Director	February 23, 2022
Lon McCain

/s/ Mark Murski	Director	February 23, 2022
Mark Murski

/s/ Vincent Pagano Jr.	Director	February 23, 2022
Vincent Pagano Jr.

/s/ Scott Peak	Director	February 23, 2022
Scott Peak

/s/ Oliver G. Richard, III	Director	February 23, 2022
Oliver G. Richard, III

/s/ Matthew Runkle	Director	February 23, 2022
Matthew Runkle