Form 10-Q
period 2022-03-31
Cheniere Energy Partners, L.P.
filed 2022-05-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 29, 2022, the registrant had 484,027,123 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
LNG revenues	$2,488	$1,669
LNG revenues—affiliate	757	214
Regasification revenues	68	67
Other revenues	15	13
Total revenues	3,328	1,963

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,562	948
Cost of sales—affiliate	5	42
Operating and maintenance expense	170	149
Operating and maintenance expense—affiliate	38	34
Operating and maintenance expense—related party	12	10
General and administrative expense	3	2
General and administrative expense—affiliate	23	21
Depreciation and amortization expense	153	139
Total operating costs and expenses	2,966	1,345

Income from operations	362	618

Other expense
Interest expense, net of capitalized interest	(203)	(217)
Loss on modification or extinguishment of debt	—	(54)
Total other expense	(203)	(271)

Net income	$159	$347

Basic and diluted net income (loss) per common unit	$(0.11)	$0.64

Weighted average number of common units outstanding used for basic and diluted net income (loss) per common unit calculation	484.0	484.0

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,156	$876
Restricted cash and cash equivalents	136	98
Trade and other receivables, net of current expected credit losses	434	580
Accounts receivable—affiliate	290	232
Accounts receivable—related party	—	1
Advances to affiliate	150	141
Inventory	149	176
Current derivative assets	24	21
Other current assets	93	87
Other current assets—affiliate	2	—
Total current assets	2,434	2,212

Property, plant and equipment, net of accumulated depreciation	16,915	16,830
Operating lease assets	96	98
Debt issuance costs, net of accumulated amortization	11	12
Derivative assets	30	33
Other non-current assets, net	172	173
Total assets	$19,658	$19,358

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$24	$21
Accrued liabilities	1,159	1,073
Accrued liabilities—related party	5	4
Due to affiliates	32	67
Deferred revenue	116	155
Deferred revenue—affiliate	—	1
Current operating lease liabilities	8	8
Current derivative liabilities	256	16
Total current liabilities	1,600	1,345

Long-term debt, net of premium, discount and debt issuance costs	17,184	17,177
Operating lease liabilities	87	89
Derivative liabilities	2,999	11
Other non-current liabilities—affiliate	18	18

Partners' equity (deficit)
Common unitholders’ interest (484.0 million units issued and outstanding at both March 31, 2022 and December 31, 2021)	(1,870)	1,024
General partner’s interest (2% interest with 9.9 million units issued and outstanding at March 31, 2022 and December 31, 2021)	(360)	(306)
Total partners' equity (deficit)	(2,230)	718
Total liabilities and partners' equity (deficit)	$19,658	$19,358

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Non-cash distribution (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	$(1,870)	9.9	$(360)	$(2,230)

Three Months Ended March 31, 2021
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	9.9	$(175)	$539
Net income	—	340	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	(316)
General partner units	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	$738	9.9	$(203)	$535
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$159	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	153	139
Amortization of debt issuance costs, premium and discount	7	8
Loss on modification or extinguishment of debt	—	54
Total losses on derivative instruments, net	525	2
Net cash provided by (used for) settlement of derivative instruments	(9)	20
Other	4	3
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	88	(56)
Accounts receivable—affiliate	(74)	86
Advances to affiliate	(8)	18
Inventory	25	4
Accounts payable and accrued liabilities	13	24
Accrued liabilities—related party	1	(1)
Due to affiliates	(20)	(20)
Deferred revenue	(39)	(36)
Other, net	(24)	(6)
Other, net—affiliate	(1)	2
Net cash provided by operating activities	800	588

Cash flows from investing activities
Property, plant and equipment	(87)	(146)
Net cash used in investing activities	(87)	(146)

Cash flows from financing activities
Proceeds from issuances of debt	—	1,500
Redemptions and repayments of debt	—	(1,500)
Debt issuance and other financing costs	—	(19)
Debt extinguishment costs	—	(40)
Distributions to owners	(395)	(351)
Other	—	3
Net cash used in financing activities	(395)	(407)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	318	35
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	974	1,307
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$1,292	$1,342

Balances per Consolidated Balance Sheet:

March 31,
2022
Cash and cash equivalents	$1,156
Restricted cash and cash equivalents	136
Total cash, cash equivalents and restricted cash and cash equivalents	$1,292
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own the natural gas liquefaction and export facility in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

As of March 31, 2022, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. Reclassifications that are not material to our Consolidated Financial Statements, if any, are made to prior period financial information to conform to the current year presentation.

Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

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
As of March 31, 2022, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.00% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 50.00% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, we had $136 million and $98 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
SPL trade receivables	$411	$546
Other receivables	23	34
Total trade and other receivables, net of current expected credit losses	$434	$580

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Materials	$89	$86
LNG	33	45
Natural gas	25	43
Other	2	2
Total inventory	$149	$176

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
LNG terminal
LNG terminal and interconnecting pipeline facilities	$19,432	$16,973
LNG terminal construction-in-process	524	2,746
Accumulated depreciation	(3,044)	(2,893)
Total LNG terminal, net of accumulated depreciation	16,912	16,826
Fixed assets
Fixed assets	28	29
Accumulated depreciation	(25)	(25)
Total fixed assets, net of accumulated depreciation	3	4
Property, plant and equipment, net of accumulated depreciation	$16,915	$16,830

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$152	$138
Offsets to LNG terminal costs (1)	148	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts, including those under SPL’s IPM agreement, for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(26)	$(13)	$(3,162)	$(3,201)	$2	$(13)	$38	$27
We value our Liquefaction Supply Derivatives using a market-based approach or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(3,162)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.578) - $0.215 / $(0.004)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	104% - 459% / 206%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$38	$(21)
Realized and mark-to-market losses:
Included in cost of sales	(53)	(12)
Purchases and settlements:
Purchases (1)	(3,141)	1
Settlements	(6)	(4)
Balance, end of period	$(3,162)	$(36)
Change in unrealized losses relating to instruments still held at end of period	$(53)	$(12)

(1)Includes any assignments during the period.

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

Liquefaction Supply Derivatives

SPL has entered into primarily index-based Liquefaction Supply Derivatives. The remaining minimum terms of the physical natural gas supply contracts range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately two years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,550 TBtu and 5,194 TBtu as of March 31, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of March 31, 2022.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	March 31, 2022	December 31, 2021
Current derivative assets	$24	$21
Derivative assets	30	33
Total derivative assets	54	54

Current derivative liabilities	(256)	(16)
Derivative liabilities	(2,999)	(11)
Total derivative liabilities	(3,255)	(27)

Derivative asset (liability), net	$(3,201)	$27

(1)Does not include collateral posted with counterparties by us of $32 million and $7 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income (in millions):

	Loss Recognized in Consolidated Statements of Income
Consolidated Statements of Income Location (1)	Three Months Ended March 31,
	2022	2021
Cost of sales	$(525)	$(2)

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

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of March 31, 2022
Gross assets	$74
Offsetting amounts	(20)
Net assets	$54

Gross liabilities	$(3,266)
Offsetting amounts	11
Net liabilities	$(3,255)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Accrued natural gas purchases	$692	$786
Interest costs and related debt fees	215	180
LNG terminal and related pipeline costs	240	101
Other accrued liabilities	12	6
Total accrued liabilities	$1,159	$1,073

NOTE 9—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
SPL:
Senior Secured Notes:
5.625% due 2023	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total SPL Senior Secured Notes	13,132	13,132
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (“2020 SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200
Total debt	17,332	17,332

Unamortized premium, discount and debt issuance costs, net	(148)	(155)
Total long-term debt, net of premium, discount and debt issuance costs	$17,184	$17,177

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2022 (in millions):

	2020 SPL Working Capital Facility	2019 CQP Credit Facilities
Total facility size	$1,200	$750
Less:
Outstanding balance	—	—
Letters of credit issued	368	—
Available commitment	$832	$750

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Weighted average interest rate of outstanding balance	n/a	n/a
Commitment fees on undrawn balance	0.20%	0.49%
Maturity date	March 19, 2025	May 29, 2024

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

As of March 31, 2022, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Total interest cost	$224	$247
Capitalized interest	(21)	(30)
Total interest expense, net of capitalized interest	$203	$217

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,050	$16,507	$16,050	$17,496
Senior notes — Level 3 (2)	1,282	1,297	1,282	1,466

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

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues	$2,488	$1,669
LNG revenues—affiliate	757	214
Regasification revenues	68	67
Other revenues	15	13
Total revenues	$3,328	$1,963

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2022
Deferred revenue, beginning of period	$155
Cash received but not yet recognized in revenue	116
Revenue recognized from prior period deferral	(155)
Deferred revenue, end of period	$116

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2022
Deferred revenue—affiliate, beginning of period	$3
Cash received but not yet recognized in revenue	3
Revenue recognized from prior period deferral	(3)
Deferred revenue—affiliate, end of period	$3

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.2	8	$49.3	9
LNG revenues—affiliate	2.0	3	2.1	3
Regasification revenues	1.8	4	1.9	4
Total revenues	$55.0		$53.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 67% and 51% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2022 and 2021, respectively, were related to variable consideration received from customers. 100% of our LNG revenues—affiliate from contracts included in the table above during both the three months ended March 31, 2022 and 2021 were related to variable consideration received from customers. During the three months ended March 31, 2022 and 2021, approximately 6% and 3%, respectively, of our regasification revenues were related to variable consideration received from customers.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$745	$210
Contracts for Sale and Purchase of Natural Gas and LNG	12	4
Total LNG revenues—affiliate	757	214

Cost of sales—affiliate
Cheniere Marketing Agreements	—	34
Contracts for Sale and Purchase of Natural Gas and LNG	5	8
Total cost of sales—affiliate	5	42

Operating and maintenance expense—affiliate
Services Agreements	38	34

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	10

General and administrative expense—affiliate
Services Agreements	23	21

As of March 31, 2022 and December 31, 2021, we had $290 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. In addition to the amounts recorded on our Consolidated Statements of Income in the table above, we recorded accrued liabilities—related party of $5 million and $4 million as March 31, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of March 31, 2022 and December 31, 2021, we had $150 million and $141 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Agreement to Fund SPLNG’s Cooperative Endeavor Agreements

SPLNG has executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish shall grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal early as 2019. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal in the given year.

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $3 million and $2 million in due to affiliates and $14 million and $15 million of other non-current liabilities—affiliate as of March 31, 2022 and December 31, 2021, respectively, from these payments received from Cheniere Marketing.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Accordingly, Tug Services distributed $1 million during each of the three months ended March 31, 2022 and 2021 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG Terminal.  SPLNG did not record any revenues associated with this agreement during the three months ended March 31, 2022 and 2021.

State Tax Sharing Agreements

SPLNG, SPL and CTPL each have a state tax sharing agreement with Cheniere.  Under these agreements, Cheniere has agreed to prepare and file all state and local tax returns which each of the entities and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, each of the respective entities will pay to Cheniere an amount equal to the state and local tax that each of the entities would be required to pay if its state and local tax liability were calculated on a separate company basis. To date, there have been no state and local tax payments demanded by Cheniere under the tax sharing agreements. The agreements for SPLNG, SPL and CTPL are effective for tax returns due on or after January 2008, August 2012 and May 2013, respectively.

NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity (Deficit). On April 25, 2022, we declared a cash distribution of $1.050 per common unit to unitholders of record as of May 5, 2022 and the related general partner distribution to be paid on May 13, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.275 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended March 31, 2022
Net income	$159
Declared distributions	733	508	15	210
Assumed allocation of undistributed net loss (1)	$(574)	(562)	(12)	—
Assumed allocation of net income		$(54)	$3	$210

Weighted average units outstanding		484.0
Basic and diluted net loss per unit		$(0.11)

Three Months Ended March 31, 2021
Net income	$347
Declared distributions	356	320	7	29
Assumed allocation of undistributed net loss (1)	$(9)	(8)	—	—
Assumed allocation of net income		$312	$7	$29

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.64

(1)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net loss.
NOTE 13—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total trade and other receivables, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer A	28%	27%	31%	28%
Customer B	13%	14%	15%	17%
Customer C	17%	18%	15%	*
Customer D	15%	15%	17%	14%
Customer E	11%	*	*	12%
Customer F	*	*	*	12%

* Less than 10%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$161	$185
Non-cash investing and financing activities:
Property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate)	386	229
Novation of IPM agreement from Cheniere Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)	(2,712)	—
Novation of IPM Agreement from CCL Stage III

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, SPL and CCL Stage III, a wholly owned subsidiary of Cheniere, entered into an agreement to assign to SPL an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions to Cheniere’s common unitholder interest within our Consolidated Statements of Partners’ Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $0.1 billion and $2.6 billion, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own the natural gas liquefaction and export facility in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 80% of the total production capacity from the Liquefaction Project with approximately 16 years of weighted average remaining life as of March 31, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In April 2022, Cheniere announced a collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:

Strategic

•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing, LLC entered into agreements to novate to SPL SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦Our Board of Directors approved the entry by SPL into (i) an agreement to novate to SPL an IPM agreement between Cheniere Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), a wholly owned subsidiary of Cheniere (as purchaser), and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (ii) a free on board SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to SPL was executed and the assignment was effective on March 15, 2022.

Operational

•As of April 30, 2022, over 1,600 cumulative LNG cargoes totaling over 110 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved.
Financial

•In February 2022, we announced the initiation of quarterly distributions to be comprised of a base amount plus a variable amount, which began with the distribution related to the first quarter of 2022. The common unit distribution with respect to the first quarter of 2022 is comprised of a base amount equal to $0.775 ($3.10 annualized), and a variable amount equal to the remaining available cash per unit or $0.275, which takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of the business.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the three months ended March 31, 2022 and 2021:

(1)	The three months ended March 31, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Net income

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021	Variance
Net income	$159	$347	$(188)
Basic and diluted net income (loss) per common unit	(0.11)	0.64	(0.75)

Net income decreased by $188 million during the three months ended March 31, 2022 from the comparable period in 2021, primarily a result of a loss on the derivative liability associated with the Tourmaline IPM agreement following its assignment to SPL from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated loss following the assignment was primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance.

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

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2022	2021	Variance
LNG revenues	$2,488	$1,669	$819
LNG revenues—affiliate	757	214	543
Regasification revenues	68	67	1
Other revenues	15	13	2
Total revenues	$3,328	$1,963	$1,365

LNG volumes recognized as revenues (in TBtu) (1)	372	325	47

(1)The three months ended March 31, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.4 billion during the three months ended March 31, 2022, from the comparable period in 2021, primarily due to increased revenues per MMBtu as a result of increases in Henry Hub prices and, to a lesser extent, higher volumes of LNG delivered between the periods as a result of production from Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu that were related to the sale of commissioning cargoes from the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $54 million and $48 million during the three months ended March 31, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Cost of sales	$2,562	$948	$1,614
Cost of sales—affiliate	5	42	(37)
Operating and maintenance expense	170	149	21
Operating and maintenance expense—affiliate	38	34	4
Operating and maintenance expense—related party	12	10	2
General and administrative expense	3	2	1
General and administrative expense—affiliate	23	21	2
Depreciation and amortization expense	153	139	14
Total operating costs and expenses	$2,966	$1,345	$1,621

Total operating costs and expenses increased during the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2022 from the comparable 2021 period primarily as a result of the increased cost of natural gas feedstock as a result of higher US natural gas prices and, to a lesser extent, from increased volume of LNG delivered. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. During the three months ended March 31, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to SPL in March 2022, primarily as a result of credit risk as described in the Net income section above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. During the three months ended March 31, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges, generally as a result of an additional Train in operation during the three months ended March 31, 2022. Operating and maintenance (including affiliates) also includes third party service and maintenance, insurance, regulatory costs and other operating costs.

Other income (expense)

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Interest expense, net of capitalized interest	$203	$217	$(14)
Loss on modification or extinguishment of debt	—	54	(54)
Total other expense	$203	$271	$(68)

Interest expense, net of capitalized interest, decreased during the three months ended March 31, 2022 from the comparable period in 2021 primarily as a result of the reduction of outstanding debt between the periods, which was offset by the reduction in the portion of total interest costs eligible for capitalization as construction of Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022. During the three months ended March 31, 2022 and 2021, we incurred $224 million and $247 million of total interest cost, respectively, of which we capitalized $21 million and $30 million, respectively.

Loss on modification or extinguishment of debt decreased during the three months ended March 31, 2022 from the comparable period in 2021 due to the recognition of debt extinguishment costs relating to the payment of early redemption fees and premiums and write off of unamortized debt issuance costs with the redemption of the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”).

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of cash and cash equivalents, restricted cash and cash equivalents and available commitments under our credit facilities. In the long term, we expect to meet our cash requirements using operating cash flows and other future potential sources of liquidity, which may include debt offerings by us or our subsidiaries and equity offerings by us. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2022
Cash and cash equivalents	$1,156
Restricted cash and cash equivalents designated for the Liquefaction Project	136
Available commitments under our credit facilities (1):
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement	832
CQP Credit Facilities executed in 2019	750
Total available commitments under our credit facilities	1,582

Total available liquidity	$2,874

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2022 is driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

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

Supplemental Guarantor Information

The $1.5 billion of 4.500% Senior Notes due 2029, the $1.5 billion of 4.000% Senior Notes due 2031 and the $1.2 billion of 3.25% Senior Notes due 2032 (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”).

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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,156	$876
Accounts receivable from Non-Guarantors	25	49
Other current assets	49	53
Current assets—affiliate	145	137
Current assets with Non-Guarantors	1	1
Total current assets	1,376	1,116

Property, plant and equipment, net of accumulated depreciation	2,401	2,422
Other non-current assets, net	116	119
Total assets	$3,893	$3,657

LIABILITIES
Current liabilities
Due to affiliates	$147	$167
Deferred revenue from Non-Guarantors	22	22
Other current liabilities	109	95
Total current liabilities	278	284

Long-term debt, net of premium, discount and debt issuance costs	4,155	4,154
Other non-current liabilities	86	87
Non-current liabilities—affiliate	15	15
Total liabilities	$4,534	$4,540

Summarized Statement of Income (in millions)	Three Months Ended March 31, 2022

Revenues	$85
Revenues from Non-Guarantors	133
Total revenues	218

Operating costs and expenses	48
Operating costs and expenses—affiliate	49
Total operating costs and expenses	97

Income from operations	120
Net income	75

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash and cash equivalents for the three months ended March 31, 2022 and 2021 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$800	$588
Net cash used in investing activities	(87)	(146)
Net cash used in financing activities	(395)	(407)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$318	$35

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2022 and 2021 were $800 million and $588 million, respectively. The $212 million increase in operating cash inflows in 2022 compared to 2021 was primarily related to increases in cash payments on LNG delivered due to increases in price per MMBtu and volume delivered, partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

During the three months ended March 31, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and incurred $19 million of debt issuance costs related to this issuance. The proceeds of this issuance, together with cash on hand, were used to redeem all the outstanding 2025 CQP Senior Notes, and we paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption. We did not have any debt activity during the three months ended March 31, 2022.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the three months ended March 31, 2022 and 2021:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
February 14, 2022	October 1 - December 31, 2021	$0.700	$339	$8	$47
February 12, 2021	October 1 - December 31, 2020	0.655	316	7	27

In addition, Tug Services distributed $1 million during each of the three months ended March 31, 2022 and 2021 to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to our general partner interest holders.

On April 25, 2022, we declared a cash distribution of $1.050 per common unit to unitholders of record as of May 5, 2022 and the related general partner distribution to be paid on May 13, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.275 per unit.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year December 31, 2021.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

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

	March 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,201)	$518	$27	$1

See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Louisiana Department of Environmental Quality (“LDEQ”) Matter

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

Pipeline and Hazardous Materials Safety Administration (“PHMSA”) Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG Terminal (the “2018 SPL tank incident”). These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, SPL responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. PHMSA notified SPL in a letter dated November 9, 2021 that the case was considered “closed.” On March 9, 2022, PHMSA and FERC issued conditional approval to return one of the two tanks to service. SPL continues to coordinate with PHMSA and FERC to address the matters relating to the 2018 SPL tank incident, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00058 COVID-19 Impacts 3Q2021, dated January 6, 2022, (ii) CO-00059 Spill Containment SIL 2 Interlock, dated January 11, 2022, (iii) the Change Order CO-00060 Third Berth Soil Preparation Provisional Sum Closure, dated March 15, 2022, (iv) the Change Order CO-00061 COVID-19 Impacts 4Q2021, dated March 15, 2022 and (v) the Change Order CO-00062 FERC Condition 61, dated March 15, 2022

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2022)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 3, 2022	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2022	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)