Form 10-Q
period 2022-06-30
Cheniere Energy Partners, L.P.
filed 2022-08-04
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 29, 2022, the registrant had 484,030,123 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$2,959	$1,597	$5,447	$3,266
LNG revenues—affiliate	1,135	211	1,892	425
LNG revenues—related party	4	—	4	—
Regasification revenues	68	67	136	134
Other revenues	15	14	30	27
Total revenues	4,181	1,889	7,509	3,852

Operating costs and expenses
Cost of sales (excluding items shown separately below)	3,144	888	5,706	1,836
Cost of sales—affiliate	57	12	62	54
Cost of sales—related party	1	1	1	1
Operating and maintenance expense	191	168	361	317
Operating and maintenance expense—affiliate	41	35	79	69
Operating and maintenance expense—related party	15	12	27	22
Development expense	—	1	—	1
General and administrative expense (recovery)	(3)	3	—	5
General and administrative expense—affiliate	24	21	47	42
Depreciation and amortization expense	156	138	309	277
Other	—	6	—	6
Total operating costs and expenses	3,626	1,285	6,592	2,630

Income from operations	555	604	917	1,222

Other income (expense)
Interest expense, net of capitalized interest	(216)	(209)	(419)	(426)
Loss on modification or extinguishment of debt	—	—	—	(54)
Other income, net	3	—	3	—
Total other expense	(213)	(209)	(416)	(480)

Net income	$342	$395	$501	$742

Basic and diluted net income per common unit	$0.25	$0.73	$0.13	$1.38

Weighted average number of common units outstanding used for basic and diluted net income per common unit calculation	484.0	484.0	484.0	484.0

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,111	$876
Restricted cash and cash equivalents	78	98
Trade and other receivables, net of current expected credit losses	723	580
Accounts receivable—affiliate	485	232
Accounts receivable—related party	—	1
Advances to affiliate	136	141
Inventory	170	176
Current derivative assets	153	21
Other current assets	104	87
Total current assets	2,960	2,212

Property, plant and equipment, net of accumulated depreciation	16,861	16,830
Operating lease assets	94	98
Debt issuance costs, net of accumulated amortization	10	12
Derivative assets	36	33
Other non-current assets, net	169	173
Total assets	$20,130	$19,358

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$31	$21
Accrued liabilities	1,576	1,073
Accrued liabilities—related party	6	4
Current debt, net of discount and debt issuance costs	1,497	—
Due to affiliates	58	67
Deferred revenue	124	155
Deferred revenue—affiliate	—	1
Current operating lease liabilities	9	8
Current derivative liabilities	478	16
Total current liabilities	3,779	1,345

Long-term debt, net of premium, discount and debt issuance costs	15,693	17,177
Operating lease liabilities	85	89
Derivative liabilities	3,178	11
Other non-current liabilities—affiliate	20	18

Partners' equity (deficit)
Common unitholders’ interest (484.0 million units issued and outstanding at both June 30, 2022 and December 31, 2021)	(2,043)	1,024
General partner’s interest (2% interest with 9.9 million units issued and outstanding at June 30, 2022 and December 31, 2021)	(582)	(306)
Total partners' equity (deficit)	(2,625)	718
Total liabilities and partners' equity (deficit)	$20,130	$19,358

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Novated IPM Agreement (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	(1,870)	9.9	(360)	(2,230)
Net income	—	335	—	7	342
Distributions
Common units, $1.05/unit	—	(508)	—	—	(508)
General partner units	—	—	—	(229)	(229)
Balance at June 30, 2022	484.0	$(2,043)	9.9	$(582)	$(2,625)

Three and Six Months Ended June 30, 2021
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	9.9	$(175)	$539
Net income	—	340	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	(316)
General partner units	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	$738	9.9	$(203)	$535
Net income	—	387	—	8	395
Distributions
Common units, $0.660/unit	—	(320)	—	—	(320)
General partner units	—	—	—	(39)	(39)
Balance at June 30, 2021	484.0	$805	9.9	$(234)	$571
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$501	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	309	277
Amortization of debt issuance costs, premium and discount	15	15
Loss on modification or extinguishment of debt	—	54
Losses (gains) on derivative instruments, net	819	(54)
Net cash provided by (used for) settlement of derivative instruments	(37)	18
Other	16	13
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(208)	32
Accounts receivable—affiliate	(269)	119
Advances to affiliate	7	3
Inventory	4	(9)
Accounts payable and accrued liabilities	491	(48)
Accrued liabilities—related party	2	—
Due to affiliates	5	(13)
Deferred revenue	(31)	(32)
Other, net	(39)	(49)
Other, net—affiliate	1	7
Net cash provided by operating activities	1,586	1,075

Cash flows from investing activities
Property, plant and equipment	(239)	(316)
Net cash used in investing activities	(239)	(316)

Cash flows from financing activities
Proceeds from issuances of debt	—	1,500
Redemptions and repayments of debt	—	(1,500)
Debt issuance and other financing costs	—	(20)
Debt extinguishment costs	—	(40)
Distributions to owners	(1,132)	(710)
Other	—	8
Net cash used in financing activities	(1,132)	(762)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	215	(3)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	974	1,307
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$1,189	$1,304

Balances per Consolidated Balance Sheet:

June 30,
2022
Cash and cash equivalents	$1,111
Restricted cash and cash equivalents	78
Total cash, cash equivalents and restricted cash and cash equivalents	$1,189
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

As of June 30, 2022, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

NOTE 2—UNITHOLDERS’ EQUITY

The common units represent limited partner interests in us, which entitle the unitholders to participate in partnership distributions and exercise the rights and privileges available to limited partners under our partnership agreement. Although common unitholders are not obligated to fund losses of the Partnership, their capital account, which would be considered in allocating the net assets of the Partnership were it to be liquidated, continues to share in losses.

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
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Generally, our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions we have paid to date have been made from accumulated operating surplus as defined in the partnership agreement.
As of June 30, 2022, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.00% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone and 50.00% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, we had $78 million and $98 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Trade receivables	$648	$546
Other receivables	75	34
Total trade and other receivables, net of current expected credit losses	$723	$580

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Materials	$95	$86
LNG	34	45
Natural gas	41	43
Other	—	2
Total inventory	$170	$176

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$19,447	$16,973
Construction-in-process	609	2,746
Accumulated depreciation	(3,199)	(2,893)
Total LNG terminal, net of accumulated depreciation	16,857	16,826
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(26)	(25)
Total fixed assets, net of accumulated depreciation	4	4
Property, plant and equipment, net of accumulated depreciation	$16,861	$16,830

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$155	$137	$307	$275
Offsets to LNG terminal costs (1)	—	—	148	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts, including those under SPL’s IPM agreement, for the operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$4	$(15)	$(3,456)	$(3,467)	$2	$(13)	$38	$27
We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2022 and December 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(3,456)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.845) - $0.765 / $0.032
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	97% - 604% / 217%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$(3,162)	$(36)	$38	$(21)
Realized and mark-to-market gains (losses):
Included in cost of sales	(309)	67	63	58
Purchases and settlements:
Purchases (1)	8	1	(3,549)	—
Settlements	7	1	(8)	(4)
Balance, end of period	$(3,456)	$33	$(3,456)	$33
Change in unrealized gains (losses) relating to instruments still held at end of period	$(309)	$67	$63	$58

(1)Includes any assignments during the period.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Liquefaction Supply Derivatives

SPL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately two years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,484 TBtu and 5,194 TBtu as of June 30, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of June 30, 2022.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Income
Consolidated Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$4	$—	$4	$—
Cost of sales	(298)	56	(823)	54

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	June 30, 2022	December 31, 2021
Current derivative assets	$153	$21
Derivative assets	36	33
Total derivative assets	189	54

Current derivative liabilities	(478)	(16)
Derivative liabilities	(3,178)	(11)
Total derivative liabilities	(3,656)	(27)

Derivative asset (liability), net	$(3,467)	$27

(1)Does not include collateral posted with counterparties by us of $9 million and $7 million, as of June 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

Liquefaction Supply Derivatives
As of June 30, 2022
Gross assets	$232
Offsetting amounts	(43)
Net assets	$189

Gross liabilities	$(3,681)
Offsetting amounts	25
Net liabilities	$(3,656)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Natural gas purchases	$1,160	$786
Interest costs and related debt fees	203	180
LNG terminal and related pipeline costs	195	101
Other accrued liabilities	18	6
Total accrued liabilities	$1,576	$1,073

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
SPL:
Senior Secured Notes:
5.625% due 2023	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total SPL Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200
Total debt	17,332	17,332

Short-term debt	(1,497)	—
Unamortized premium, discount and debt issuance costs, net	(142)	(155)
Total long-term debt, net of premium, discount and debt issuance costs	$15,693	$17,177

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2022 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities
Total facility size	$1,200	$750
Less:
Outstanding balance	—	—
Letters of credit issued	363	—
Available commitment	$837	$750

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Commitment fees on undrawn balance	0.15%	0.49%
Maturity date	March 19, 2025	May 29, 2024

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

As of June 30, 2022, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$223	$241	$447	$488
Capitalized interest	(7)	(32)	(28)	(62)
Total interest expense, net of capitalized interest	$216	$209	$419	$426

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,050	$15,429	$16,050	$17,496
Senior notes — Level 3 (2)	1,282	1,204	1,282	1,466

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
NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$2,955	$1,597	$5,443	$3,266
LNG revenues—affiliate	1,135	211	1,892	425
LNG revenues—related party	4	—	4	—
Regasification revenues	68	67	136	134
Other revenues	15	14	30	27
Total revenues from customers	4,177	1,889	7,505	3,852
Net derivative gain (1)	4	—	4	—
Total revenues	$4,181	$1,889	$7,509	$3,852

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue, beginning of period	$155
Cash received but not yet recognized in revenue	124
Revenue recognized from prior period deferral	(155)
Deferred revenue, end of period	$124

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue—affiliate, beginning of period	$3
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(3)
Deferred revenue—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$52.3	9	$49.3	9
LNG revenues—affiliate	2.1	3	2.1	3
Regasification revenues	1.7	2	1.9	4
Total revenues	$56.1		$53.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 75% and 55% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2022 and 2021, respectively, and approximately 72% and 53% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 100% and 91% of our LNG revenues—affiliate from contracts included in the table above during the three and six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2022, approximately 6% of our regasification revenues were related to variable consideration received from customers and during each of the three and six months ended June 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers.

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

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. Inc. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA between the parties for a lump sum fee of $765 million (the “Termination Fee”). Upon SPLNG’s receipt of the Termination Fee, obligations pursuant to the TUA will terminate, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) through 2029. The termination agreement became effective on July 6, 2022, and we will recognize revenue, inclusive of the Termination Fee, over the remaining 2022 period.

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,100	$209	$1,845	$419
Contracts for Sale and Purchase of Natural Gas and LNG	35	2	47	6
Total LNG revenues—affiliate	1,135	211	1,892	425

LNG revenues—related party
Natural Gas Transportation and Storage Agreements	4	—	4	—

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	34
Contracts for Sale and Purchase of Natural Gas and LNG	57	12	62	20
Total cost of sales—affiliate	57	12	62	54

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	1	1	1	1

Operating and maintenance expense—affiliate
Services Agreements	41	35	79	69

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	15	12	27	22

General and administrative expense—affiliate
Services Agreements	24	21	47	42

As of June 30, 2022 and December 31, 2021, we had $485 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

Cheniere Marketing has an SPA (“Base SPA”) with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG. The Base SPA was subsequently amended to remove certain conditions related to the sale of LNG from Trains 5 and 6

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the Base SPA can be sold by SPL to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.

Cheniere Marketing Master SPA

SPL has an agreement with Cheniere Marketing that allows the parties to sell and purchase LNG with each other by executing and delivering confirmations under this agreement.

Cheniere Marketing Letter Agreements

In May 2022, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 32 TBtu of LNG to be delivered between 2023 and 2025 at a price of 115% of Henry Hub plus $3.00 per MMBtu.

Cheniere Marketing has letter agreements with SPL to purchase up to 306 cargoes of LNG to be delivered between 2022 and 2027 at a weighted average price of $1.95 plus 115% of Henry Hub.

SPL and Cheniere Marketing had a letter agreement for the sale of up to 30 cargoes of LNG that were delivered in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. We recorded accrued liabilities—related party of $6 million and $4 million as of June 30, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of June 30, 2022 and December 31, 2021, we had $136 million and $141 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

CQP Services Agreement

We have a services agreement with Cheniere Terminals, a subsidiary of Cheniere, pursuant to which Cheniere Terminals is entitled to a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation) for the provision of various general and administrative services for our benefit through 2042. In addition, Cheniere Terminals is entitled to reimbursement for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.
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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
SPLNG O&M Agreement

SPLNG has a long-term operation and maintenance agreement (the “SPLNG O&M Agreement”) with Cheniere Investments pursuant to which SPLNG receives all necessary services required to operate and maintain the Sabine Pass LNG receiving terminal. SPLNG pays a fixed monthly fee of $130,000 (indexed for inflation) under the SPLNG O&M Agreement and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between SPLNG and Cheniere Investments at the beginning of each operating year through 2029. In addition, SPLNG is required to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the SPLNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPLNG O&M Agreement are required to be remitted to such subsidiary.

SPLNG MSA

SPLNG has a long-term management services agreement (the “SPLNG MSA”) with Cheniere Terminals, pursuant to which Cheniere Terminals manages the operation of the Sabine Pass LNG receiving terminal, excluding those matters provided for under the SPLNG O&M Agreement. SPLNG pays a monthly fixed fee of $520,000 (indexed for inflation) through 2029 under the SPLNG MSA.

SPL O&M Agreement

SPL has an operation and maintenance agreement (the “SPL O&M Agreement”) with Cheniere Investments pursuant to which SPL receives all necessary services required to operate and maintain the Liquefaction Project. After each Train of the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, SPL is required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, SPL is required to pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train through 2042. Cheniere Investments provides the services required under the SPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the SPL O&M Agreement are required to be remitted to such subsidiary.

SPL MSA

SPL has a management services agreement (the “SPL MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the operation of the Liquefaction Project, excluding those matters provided for under the SPL O&M Agreement. The services include, among other services, exercising the day-to-day management of SPL’s affairs and business, managing SPL’s regulatory matters, managing bank and brokerage accounts and financial books and records of SPL’s business and operations, entering into financial derivatives on SPL’s behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, SPL is required to pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, SPL is required to pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train through 2042.

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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $3 million and $2 million in due to affiliates as of June 30, 2022 and December 31, 2021, respectively, and $15 million of other non-current liabilities—affiliate as of both June 30, 2022 and December 31, 2021, from these payments received from Cheniere Marketing.

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

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Tug Services distributed $4 million and $3 million during the three months ended June 30, 2022 and 2021, respectively, and $5 million and $4 million during the six months ended June 30, 2022 and 2021, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG Terminal.  SPLNG did not record any revenues associated with this agreement during the three and six months ended June 30, 2022 and 2021.

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

NOTE 12—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that will be made to the unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity (Deficit). On July 25, 2022, we declared a cash distribution of $1.060 per common unit to unitholders of record as of August 4, 2022 and the related general partner distribution to be paid on August 12, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.285 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended June 30, 2022
Net income	$342
Declared distributions	743	513	15	215
Assumed allocation of undistributed net loss (1)	$(401)	(393)	(8)	—
Assumed allocation of net income		$120	$7	$215

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.25

Three Months Ended June 30, 2021
Net income	$395
Declared distributions	361	322	7	32
Assumed allocation of undistributed net income (1)	$34	33	1	—
Assumed allocation of net income		$355	$8	$32

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.73

Six Months Ended June 30, 2022
Net income	$501
Declared distributions	1,476	1,021	30	425
Assumed allocation of undistributed net loss (1)	$(975)	(955)	(20)	—
Assumed allocation of net income		$66	$10	$425

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.13

Six Months Ended June 30, 2021
Net income	$742
Declared distributions	716	641	14	61
Assumed allocation of undistributed net income (1)	$26	25	1	—
Assumed allocation of net income		$666	$15	$61

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.38

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	23%	26%	26%	27%	20%	28%
Customer B	18%	18%	16%	16%	19%	17%
Customer C	18%	17%	18%	18%	13%	*
Customer D	16%	16%	15%	16%	16%	14%
Customer E	14%	12%	13%	12%	*	12%
Customer F	*	*	*	*	*	12%

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$377	$410

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $332 million and $252 million as of June 30, 2022 and 2021, respectively.

Novation of IPM Agreement from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, SPL and CCL Stage III, formerly a wholly owned direct subsidiary of Cheniere that merged with and into Corpus Christi Liquefaction, LLC, entered into an agreement to assign to SPL an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions to Cheniere’s common unitholder interest within our Consolidated Statements of Partners’ Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $142 million and $2.6 billion, respectively, which represented a non-cash financing activity

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•Overview of Significant Events
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a publicly traded Delaware limited partnership formed in 2006 by Cheniere. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

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

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 80% of the total production capacity from the Liquefaction Project with approximately 16 years of weighted average remaining life as of June 30, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s recently announced collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its customers in June 2022. The CE Tags provide customers with estimated greenhouse gas (“GHG”) emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2022, SPL entered into an SPA with Chevron U.S.A Inc. (“Chevron”) to sell Chevron approximately 1.0 mtpa of LNG between 2026 and 2042.
•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing entered into agreements to novate to SPL SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦Our board of directors approved the entry by SPL into (i) an agreement to novate to SPL an IPM agreement between Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere (as purchaser) that merged with and into Corpus Christi Liquefaction, LLC, and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (ii) a FOB SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to SPL was executed and the assignment was effective on March 15, 2022.

Operational

•As of July 30, 2022, approximately 1,750 cumulative LNG cargoes totaling approximately 120 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved.

Financial

•In February 2022, we announced the initiation of quarterly distributions to be comprised of a base amount plus a variable amount, which began with the distribution related to the first quarter of 2022. The variable amount takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of the business.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the six months ended June 30, 2022 and 2021:

(1)	The six months ended June 30, 2021 excludes eight TBtu under our contracts that were loaded at our affiliate’s facility.

Net income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2022	2021	Variance	2022	2021	Variance
Net income	$342	$395	$(53)	$501	$742	$(241)
Basic and diluted net income per common unit	0.25	0.73	(0.48)	0.13	1.38	(1.25)

Net income decreased by $53 million and $241 million during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of losses of $431 million and $862 million, respectively, on the derivative liability associated with the Tourmaline IPM agreement following its assignment to SPL from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated losses following the assignment were primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance, and unfavorable shifts in the international forward commodity curve. Partially offsetting the decreases in net income during the periods were increases in gross margin per

MMBtu on LNG delivered, largely due to higher margins on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the index, and increases in volume delivered, in part due to substantial completion and commencement of operations of Train 6 of the Liquefaction Project on February 4, 2022 (the “Train 6 Completion”).

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risk and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the six months ended June 30, 2022, we entered into an SPA with a counterparty for approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of this agreement.

Chevron entered into an agreement with SPLNG providing for the early termination of the TUA between the parties for a lump sum fee of $765 million (the “Termination Fee”). Upon SPLNG’s receipt of the Termination Fee, obligations pursuant to the TUA will terminate, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) through 2029, resulting in the acceleration of revenue recognition associated with the TUA.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$2,959	$1,597	$1,362	$5,447	$3,266	$2,181
LNG revenues—affiliate	1,135	211	924	1,892	425	1,467
LNG revenues—related party	4	—	4	4	—	4
Regasification revenues	68	67	1	136	134	2
Other revenues	15	14	1	30	27	3
Total revenues	$4,181	$1,889	$2,292	$7,509	$3,852	$3,657

LNG volumes recognized as revenues (in TBtu) (1)	375	313	62	747	638	109

(1)The six months ended June 30, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $2.3 billion and $3.7 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased revenues per MMBtu due to appreciation in the Henry Hub index. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to the addition of approximately 5 mtpa of production capacity following Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu that were related to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2022 or the three and six months ended June 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $67 million and $12 million during the three months ended June 30, 2022 and 2021, respectively, and $121 million and $60 million during the six months ended June 30, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$3,144	$888	$2,256	$5,706	$1,836	$3,870
Cost of sales—affiliate	57	12	45	62	54	8
Cost of sales—related party	1	1	—	1	1	—
Operating and maintenance expense	191	168	23	361	317	44
Operating and maintenance expense—affiliate	41	35	6	79	69	10
Operating and maintenance expense—related party	15	12	3	27	22	5
Development expense	—	1	(1)	—	1	(1)
General and administrative expense (recovery)	(3)	3	(6)	—	5	(5)
General and administrative expense—affiliate	24	21	3	47	42	5
Depreciation and amortization expense	156	138	18	309	277	32
Other	—	6	(6)	—	6	(6)
Total operating costs and expenses	$3,626	$1,285	$2,341	$6,592	$2,630	$3,962

Total operating costs and expenses increased by $2.3 billion and $4.0 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. Nearly all of the increase in both comparable periods was attributed to third party cost of sales, which increased $2.3 billion and $3.9 billion during the three and six months ended June 30, 2022, respectively, primarily as a result of increased pricing of natural gas feedstock as a result of higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered. During the six months ended June 30, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to SPL in March 2022, primarily as a result of credit risk as described in Net income above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project and also includes service and maintenance, insurance, regulatory costs and other operating costs. During the three and six months ended June 30, 2022, operating and maintenance expense increased from the comparable periods in 2021, primarily due to increased third party service and maintenance contract costs in addition to increased natural gas transportation and storage capacity demand charges following Train 6 Completion.

Other expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$216	$209	$7	$419	$426	$(7)
Loss on modification or extinguishment of debt	—	—	—	—	54	(54)
Other income, net	(3)	—	(3)	(3)	—	(3)
Total other expense	$213	$209	$4	$416	$480	$(64)

Interest expense, net of capitalized interest, increased during the three months ended June 30, 2022 from the comparable period in 2021 primarily as a result of a lower portion of total interest costs eligible for capitalization following Train 6 Completion, which was offset by the reduction of outstanding debt between the periods. Interest expense, net of capitalized interest, decreased during the six months ended June 30, 2022 from the comparable period in 2021 primarily as a result of the reduction of outstanding debt between the periods, which was offset by the reduction in the portion of total interest costs eligible for capitalization following the Train 6 Completion.

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$223	$241	$447	$488
Capitalized interest	(7)	(32)	(28)	(62)
Total interest expense, net of capitalized interest	$216	$209	$419	$426

Loss on modification or extinguishment of debt decreased during the six months ended June 30, 2022 from the comparable period in 2021 due to the recognition of debt extinguishment costs relating to the payment of early redemption fees, premiums and write off of unamortized debt issuance costs with the redemption of the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) in March 2021.

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

June 30, 2022
Cash and cash equivalents	$1,111
Restricted cash and cash equivalents designated for the Liquefaction Project	78
Available commitments under our credit facilities (1):
SPL’s Working capital revolving credit and letter of credit reimbursement agreement	837
CQP’s Credit facilities	750
Total available commitments under our credit facilities	1,587

Total available liquidity	$2,776

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions under debt instruments executed by our subsidiaries limit its ability to distribute cash, including the following:
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

Supplemental Guarantor Information

The $1.5 billion of 4.500% Senior Notes due 2029, the $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) and the $1.2 billion of 3.25% Senior Notes due 2032 (collectively, the “CQP Senior Notes”), are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”).

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

The following tables include summarized financial information of CQP (the “Parent Issuer”), and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to the any claims by the Non-Guarantors’ creditors, including trade creditors.

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,111	$876
Accounts receivable from Non-Guarantors	32	49
Other current assets	55	53
Current assets—affiliate	136	137
Current assets with Non-Guarantors	—	1
Total current assets	1,334	1,116

Property, plant and equipment, net of accumulated depreciation	2,386	2,422
Other non-current assets, net	112	119
Total assets	$3,832	$3,657

LIABILITIES
Current liabilities
Due to affiliates	$144	$167
Deferred revenue from Non-Guarantors	22	22
Other current liabilities	125	95
Total current liabilities	291	284

Long-term debt, net of premium, discount and debt issuance costs	4,156	4,154
Other non-current liabilities	87	87
Non-current liabilities—affiliate	17	15
Total liabilities	$4,551	$4,540

Summarized Statement of Income (in millions)	Six Months Ended June 30, 2022

Revenues	$168
Revenues from Non-Guarantors	268
Total revenues	436

Operating costs and expenses	105
Operating costs and expenses—affiliate	100
Total operating costs and expenses	205

Income from operations	231
Net income	141

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1,586	$1,075
Net cash used in investing activities	(239)	(316)
Net cash used in financing activities	(1,132)	(762)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$215	$(3)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2022 and 2021 were $1.6 billion and $1.1 billion, respectively. The $511 million increase between the periods was primarily related to increases in cash payments on LNG delivered due to increases in price per MMBtu and volume of LNG delivered, which was partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Our financing cash net outflows during the six months ended June 30, 2022 and 2021 were $1.1 billion and $762 million, respectively. The $370 million increase between the periods was primarily related to increased cash distributions to unitholders of $422 million, partially offset by a decrease of $60 million related to debt activity, each described further below.

Debt Activity

During the six months ended June 30, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and paid $20 million of debt issuance costs related to this issuance. The proceeds of this issuance, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes, and we paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption. We did not have any debt activity during the six months ended June 30, 2022.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the six months ended June 30, 2022 and 2021:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
May 13, 2022	January 1 - March 31, 2022	$1.050	$508	$15	$210
February 14, 2022	October 1 - December 31, 2021	0.700	339	8	47

May 14, 2021	January 1 - March 31, 2021	0.660	320	7	30
February 12, 2021	October 1 - December 31, 2020	0.655	316	7	27

In addition, Tug Services distributed $4 million and $3 million during the three months ended June 30, 2022 and 2021, respectively, and $5 million and $4 million during the six months ended June 30, 2022 and 2021, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to our general partner interest holders.

On July 25, 2022, we declared a cash distribution of $1.060 per common unit to unitholders of record as of August 4, 2022 and the related general partner distribution to be paid on August 12, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.285 per unit.

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

	June 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,467)	$550	$27	$1

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
10.1*
Consent and Amendment to the Credit and Guaranty Agreement, dated July 6, 2022, among the Partnership, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00063 FERC Condition 78, dated May 6, 2022, (ii) the Change Order CO-00064 FERC Impact to Pipe Installation, dated June 14, 2022, (iii) the Change Order CO-00065 Spill Containment Sil 2 Interlock, dated June 15, 2022 and (iv) the Change Order CO-00066 Marine Dredging and Management Oversight Provisional Sums Closure, dated June 16, 2022

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 3, 2022	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 3, 2022	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)