Form 10-Q
period 2022-09-30
Cheniere Energy Partners, L.P.
filed 2022-11-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 31, 2022, the registrant had 484,031,623 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries, including SPLNG, SPL and CTPL.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$3,130	$1,791	$8,577	$5,057
LNG revenues—affiliate	1,376	453	3,268	878
LNG revenues—related party	—	—	4	—
Regasification revenues	455	68	591	202
Other revenues	15	12	45	39
Total revenues	4,976	2,324	12,485	6,176

Operating costs and expenses
Cost of sales (excluding items shown separately below)	4,739	1,342	10,445	3,178
Cost of sales—affiliate	104	8	166	62
Cost of sales—related party	—	—	1	1
Operating and maintenance expense	189	148	550	465
Operating and maintenance expense—affiliate	39	34	118	103
Operating and maintenance expense—related party	18	12	45	34
General and administrative expense	3	2	3	7
General and administrative expense—affiliate	23	22	70	64
Depreciation and amortization expense	160	140	469	417
Other	—	—	—	7
Total operating costs and expenses	5,275	1,708	11,867	4,338

Income (loss) from operations	(299)	616	618	1,838

Other income (expense)
Interest expense, net of capitalized interest	(222)	(210)	(641)	(636)
Loss on modification or extinguishment of debt	—	(27)	—	(81)
Other income, net	7	2	10	2
Total other expense	(215)	(235)	(631)	(715)

Net income (loss)	$(514)	$381	$(13)	$1,123

Basic and diluted net income (loss) per common unit (1)	$(1.49)	$0.69	$(1.36)	$2.07

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

(1)In computing basic and diluted net income (loss) per common unit, net income (loss) is reduced by the amount of undistributed net income (loss) allocated to participating securities other than common units, as required under the two-class method. See Note 12—Net Income (Loss) per Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$988	$876
Restricted cash and cash equivalents	195	98
Trade and other receivables, net of current expected credit losses	805	580
Accounts receivable—affiliate	447	232
Accounts receivable—related party	—	1
Advances to affiliate	150	141
Inventory	241	176
Current derivative assets	27	21
Margin deposits	59	7
Contract assets	387	—
Other current assets	74	80
Total current assets	3,373	2,212

Property, plant and equipment, net of accumulated depreciation	16,827	16,830
Operating lease assets	91	98
Debt issuance costs, net of accumulated amortization	9	12
Derivative assets	33	33
Other non-current assets, net	167	173
Total assets	$20,500	$19,358

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$31	$21
Accrued liabilities	1,657	1,073
Accrued liabilities—related party	8	4
Current debt, net of discount and debt issuance costs	1,498	—
Due to affiliates	56	67
Deferred revenue	162	155
Deferred revenue—affiliate	1	1
Current operating lease liabilities	9	8
Current derivative liabilities	1,157	16
Other current liabilities	4	—
Total current liabilities	4,583	1,345

Long-term debt, net of premium, discount and debt issuance costs	15,699	17,177
Operating lease liabilities	82	89
Finance lease liabilities	18	—
Derivative liabilities	3,981	11
Other non-current liabilities—affiliate	21	18

Partners’ equity (deficit)
Common unitholders’ interest (484.0 million units issued and outstanding at both September 30, 2022 and December 31, 2021)	(3,059)	1,024
General partner’s interest (2% interest with 9.9 million units issued and outstanding at September 30, 2022 and December 31, 2021)	(825)	(306)
Total partners’ equity (deficit)	(3,884)	718
Total liabilities and partners’ equity (deficit)	$20,500	$19,358

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Novated IPM agreement (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	(1,870)	9.9	(360)	(2,230)
Net income	—	335	—	7	342
Distributions
Common units, $1.05/unit	—	(508)	—	—	(508)
General partner units	—	—	—	(229)	(229)
Balance at June 30, 2022	484.0	(2,043)	9.9	(582)	(2,625)
Net loss	—	(503)	—	(11)	(514)
Distributions
Common units, $1.06/unit	—	(513)	—	—	(513)
General partner units	—	—	—	(232)	(232)
Balance at September 30, 2022	484.0	$(3,059)	9.9	$(825)	$(3,884)

Three and Nine Months Ended September 30, 2021
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2020	484.0	$714	9.9	$(175)	$539
Net income	—	340	—	7	347
Distributions
Common units, $0.655/unit	—	(316)	—	—	(316)
General partner units	—	—	—	(35)	(35)
Balance at March 31, 2021	484.0	738	9.9	(203)	535
Net income	—	387	—	8	395
Distributions
Common units, $0.660/unit	—	(320)	—	—	(320)
General partner units	—	—	—	(39)	(39)
Balance at June 30, 2021	484.0	805	9.9	(234)	571
Net income	—	373	—	8	381
Distributions
Common units, $0.665/unit	—	(322)	—	—	(322)
General partner units	—	—	—	(41)	(41)
Balance at September 30, 2021	484.0	$856	9.9	$(267)	$589
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(13)	$1,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	469	417
Amortization of debt issuance costs, premium and discount	22	22
Loss on modification or extinguishment of debt	—	81
Total losses (gains) on derivative instruments, net	2,447	(64)
Net cash provided by (used for) settlement of derivative instruments	(54)	10
Other	28	19
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(290)	(41)
Accounts receivable—affiliate	(231)	(13)
Advances to affiliate	(10)	11
Inventory	(67)	(26)
Margin deposits	(52)	(25)
Contract assets	(387)	—
Accounts payable and accrued liabilities	592	165
Accrued liabilities—related party	5	1
Due to affiliates	2	(6)
Deferred revenue	6	29
Other, net	(30)	(37)
Other, net—affiliate	5	1
Net cash provided by operating activities	2,442	1,667

Cash flows from investing activities
Property, plant and equipment	(356)	(495)
Net cash used in investing activities	(356)	(495)

Cash flows from financing activities
Proceeds from issuances of debt	—	2,700
Redemptions and repayments of debt	—	(2,172)
Debt issuance and other financing costs	—	(35)
Debt extinguishment costs	—	(61)
Distributions	(1,877)	(1,073)
Other	—	8
Net cash used in financing activities	(1,877)	(633)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	209	539
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	974	1,307
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$1,183	$1,846

Balances per Consolidated Balance Sheet:

September 30,
2022
Cash and cash equivalents	$988
Restricted cash and cash equivalents	195
Total cash, cash equivalents and restricted cash and cash equivalents	$1,183
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths, with the third berth having achieved substantial completion on October 27, 2022. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

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

As of September 30, 2022, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The standard is effective from March 12, 2020 to December 31, 2022. We have not yet applied the optional expedients available under the standard because we have not yet modified any of our existing contracts indexed to LIBOR, mainly our credit facilities as further described in Note 9—Debt, for reference rate reform. However, we do not expect the impact of applying the optional expedients to any future contract modifications to be material, and we do not expect the transition to a replacement rate index to have a material impact on our future cash flows.

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
As of September 30, 2022, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.4% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 8.0% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of September 30, 2022 and December 31, 2021, we had $195 million and $98 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Trade receivables	$761	$546
Other receivables	44	34
Total trade and other receivables, net of current expected credit losses	$805	$580

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Materials	$100	$86
LNG	107	45
Natural gas	32	43
Other	2	2
Total inventory	$241	$176

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$19,459	$16,973
Construction-in-process	699	2,746
Accumulated depreciation	(3,356)	(2,893)
Total LNG terminal, net of accumulated depreciation	16,802	16,826
Fixed assets
Fixed assets	29	29
Accumulated depreciation	(26)	(25)
Total fixed assets, net of accumulated depreciation	3	4
Assets under finance lease
Tug vessels	23	—
Accumulated depreciation	(1)	—
Total assets under finance lease, net of accumulated depreciation	22	—
Property, plant and equipment, net of accumulated depreciation	$16,827	$16,830

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$158	$139	$465	$414
Offsets to LNG terminal costs (1)	—	—	148	—

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(30)	$(24)	$(5,024)	$(5,078)	$2	$(13)	$38	$27
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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(5,024)	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.495) - $0.677 / $(0.028)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	91% - 865% / 243%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(3,456)	$33	$38	$(21)
Realized and mark-to-market gains (losses):
Included in cost of sales	(1,545)	25	(155)	79
Purchases and settlements:
Purchases (1)	3	4	(4,896)	6
Settlements	(24)	(3)	(11)	(5)
Transfers out of Level 3, net (2)	(2)	—	—	—
Balance, end of period	$(5,024)	$59	$(5,024)	$59
Change in unrealized gains (losses) relating to instruments still held at end of period	$(1,545)	$25	$(155)	$79

(1)Includes the assignment of an IPM agreement that occurred during the period, as discussed in Note 14—Supplemental Cash Flow Information.
(2)Transferred out of Level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.
Liquefaction Supply Derivatives

SPL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,220 TBtu and 5,194 TBtu as of September 30, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of September 30, 2022.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues	$(3)	$—	$1	$—
Cost of sales	(1,625)	10	(2,448)	64

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2022	December 31, 2021
Current derivative assets	$27	$21
Derivative assets	33	33
Total derivative assets	60	54

Current derivative liabilities	(1,157)	(16)
Derivative liabilities	(3,981)	(11)
Total derivative liabilities	(5,138)	(27)

Derivative asset (liability), net	$(5,078)	$27

(1)Does not include collateral posted with counterparties by us of $59 million and $7 million, as of September 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

Liquefaction Supply Derivatives
As of September 30, 2022
Gross assets	$67
Offsetting amounts	(7)
Net assets	$60

Gross liabilities	$(5,158)
Offsetting amounts	20
Net liabilities	$(5,138)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Natural gas purchases	$1,259	$786
Interest costs and related debt fees	201	180
LNG terminal and related pipeline costs	172	101
Other accrued liabilities	25	6
Total accrued liabilities	$1,657	$1,073

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
SPL:
Senior Secured Notes:
5.625% due 2023 (the “2023 SPL Senior Notes”) (1)	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total SPL Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200
Total debt	17,332	17,332

Short-term debt	(1,498)	—
Unamortized premium, discount and debt issuance costs, net	(135)	(155)
Total long-term debt, net of premium, discount and debt issuance costs	$15,699	$17,177

(1)In October 2022, $300 million of the 2023 SPL Senior Notes were redeemed. As of September 30, 2022, the entire amount of the 2023 SPL Senior Notes was classified as short-term debt.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2022 (in millions):

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
investments or pay dividends or distributions. We and SPL are restricted from making distributions under agreements governing our and SPL’s indebtedness generally until, among other requirements, deposits are made into any required debt service reserve accounts and a historical debt service coverage ratio and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of September 30, 2022, we and SPL were in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$231	$244	$678	$732
Capitalized interest	(9)	(34)	(37)	(96)
Total interest expense, net of capitalized interest	$222	$210	$641	$636

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$16,050	$15,036	$16,050	$17,496
Senior notes — Level 3 (2)	1,282	1,119	1,282	1,466

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
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers
LNG revenues	$3,133	$1,791	$8,576	$5,057
LNG revenues—affiliate	1,376	453	3,268	878
LNG revenues—related party	—	—	4	—
Regasification revenues	455	68	591	202
Other revenues	15	12	45	39
Total revenues from contracts with customers	4,979	2,324	12,484	6,176
Net derivative gain (loss) (1)	(3)	—	1	—
Total revenues	$4,976	$2,324	$12,485	$6,176

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as contract assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$388	$1
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2022
Deferred revenue, beginning of period	$155
Cash received but not yet recognized in revenue	162
Revenue recognized from prior period deferral	(155)
Deferred revenue, end of period	$162

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2022
Deferred revenue—affiliate, beginning of period	$3
Cash received but not yet recognized in revenue	6
Revenue recognized from prior year end deferral	(3)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.6	8	$49.3	9
LNG revenues—affiliate	2.0	2	2.1	3
Regasification revenues	1.6	2	1.9	4
Total revenues	$55.2		$53.3

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 78% and 63% of our LNG revenues from contracts included in the table above during the three

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
months ended September 30, 2022 and 2021, respectively, and approximately 74% and 56% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 77% and 96% of our LNG revenues—affiliate from contracts included in the table above during the three months ended September 30, 2022 and 2021, respectively, and approximately 76% and 94% of our LNG revenues—affiliate from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers. During the three and nine months ended September 30, 2022, approximately 1% and 2%, respectively, of our regasification revenues were related to variable consideration received from customers, and during each of the three and nine months ended September 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers.
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

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. Inc. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, will terminate upon the later of SPLNG’s receipt of the Termination Fee or December 31, 2022. The termination agreement became effective on July 6, 2022. We have allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which we are recognizing ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations, and an offsetting $31 million in cash outflows allocable to the extinguishment of other remaining obligations we have to Chevron, which will be recognized upon receipt of the Termination Fee as a loss on extinguishment of debt on our Consolidated Statements of Operations. As of September 30, 2022, we recorded contract assets of $387 million related to the termination of the TUA.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,328	$441	$3,173	$860
Contracts for Sale and Purchase of Natural Gas and LNG	48	12	95	18
Total LNG revenues—affiliate	1,376	453	3,268	878

LNG revenues—related party
Natural Gas Transportation and Storage Agreements	—	—	4	—

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	34
Contracts for Sale and Purchase of Natural Gas and LNG	104	8	166	28
Total cost of sales—affiliate	104	8	166	62

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	—	—	1	1

Operating and maintenance expense—affiliate
Services Agreements	39	34	118	103

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	18	12	45	34

General and administrative expense—affiliate
Services Agreements	23	22	70	64

As of September 30, 2022 and December 31, 2021, we had $447 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Facility Swap Agreement

SPL has an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (1) 115% of the applicable natural gas feedstock purchase price or (2) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. We recorded accrued liabilities—related party of $8 million and $4 million as of September 30, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of September 30, 2022 and December 31, 2021, we had $150 million and $141 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

CQP Services Agreement

We have a services agreement with Cheniere Terminals pursuant to which Cheniere Terminals is entitled to a quarterly non-accountable overhead reimbursement charge of $3 million (adjusted for inflation) for the provision of various general and administrative services for our benefit through 2042. In addition, Cheniere Terminals is entitled to reimbursement for all audit, tax, legal and finance fees incurred by Cheniere Terminals that are necessary to perform the services under the agreement.
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

CTPL O&M Agreement

CTPL has a long-term operation and maintenance agreement (the “CTPL O&M Agreement”) with Cheniere Investments pursuant to which CTPL receives all necessary services required to operate and maintain the Creole Trail Pipeline. CTPL is required to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the CTPL O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. All payments received by Cheniere Investments under the CTPL O&M Agreement are required to be remitted to such subsidiary.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

On a consolidated basis, these advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that SPLNG utilized to make the ad valorem tax payments were recorded as obligations. We had $3 million and $2 million in due to affiliates as of September 30, 2022 and December 31, 2021, respectively, and $15 million of other non-current liabilities—affiliate as of both September 30, 2022 and December 31, 2021, from these payments received from Cheniere Marketing.

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

SPL has an agreement with Corpus Christi Liquefaction, LLC (“CCL”) that allows them to sell and purchase natural gas from each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. Natural gas sold under this agreement is recorded as LNG revenues—affiliate.

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Tug Services distributed $2 million during each of the three months ended September 30, 2022 and 2021 and $7 million and $6 million during the nine months ended September 30, 2022 and 2021, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

LNG Terminal Export Agreement

SPLNG and Cheniere Marketing have an LNG terminal export agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG Terminal.  SPLNG did not record any revenues associated with this agreement during the three and nine months ended September 30, 2022 and 2021.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that will be made to the common unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions paid by us are presented on the Consolidated Statements of Partners’ Equity (Deficit). On October 24, 2022, we declared a cash distribution of $1.070 per common unit to unitholders of record as of November 3, 2022 and the related general partner distribution to be paid on November 14, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.295 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended September 30, 2022
Net loss	$(514)
Declared distributions	753	518	15	220
Assumed allocation of undistributed net loss (1)	$(1,267)	(1,242)	(25)	—
Assumed allocation of net loss		$(724)	$(10)	$220

Weighted average units outstanding		484.0
Basic and diluted net loss per unit (2)		$(1.49)

Three Months Ended September 30, 2021
Net income	$381
Declared distributions	375	329	8	38
Assumed allocation of undistributed net income (1)	$6	6	—	—
Assumed allocation of net income		$335	$8	$38

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.69

Nine Months Ended September 30, 2022
Net loss	$(13)
Declared distributions	2,229	1,539	45	645
Assumed allocation of undistributed net loss (1)	$(2,242)	(2,197)	(45)	—
Assumed allocation of net loss		$(658)	$—	$645

Weighted average units outstanding		484.0
Basic and diluted net loss per unit		$(1.36)

Nine Months Ended September 30, 2021
Net income	$1,123
Declared distributions	1,091	970	22	99
Assumed allocation of undistributed net income (1)	$32	31	1	—
Assumed allocation of net income		$1,001	$23	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$2.07

(1)Under our partnership agreement, the IDRs participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).
(2)Basic and diluted net income (loss) per unit in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	18%	20%	23%	24%	17%	28%
Customer B	16%	19%	16%	17%	*	17%
Customer C	14%	18%	16%	18%	*	*
Customer D	16%	17%	16%	16%	13%	14%
Customer E	*	11%	*	11%	*	12%
Customer F	10%	*	*	*	*	12%
Customer G	12%	*	*	*	32%	—

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$585	$601

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $314 million and $233 million as of September 30, 2022 and 2021, respectively.

Novation of IPM Agreement from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, SPL and CCL Stage III, formerly a wholly owned direct subsidiary of Cheniere that merged with and into CCL, entered into an agreement to assign to SPL an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions to Cheniere’s common unitholder interest within our Consolidated Statements of Partners’ Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $142 million and $2.6 billion, respectively, which represented a non-cash financing activity.

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

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, three marine berths, with the third berth having achieved substantial completion on October 27, 2022, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, and vaporizers with total regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. Through our SPAs and IPM agreements, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of September 30, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas (“GHG”) emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022. The CE Tags provide customers with estimated GHG emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Cheniere also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022. OGMP 2.0 is a comprehensive, measurement-based reporting framework intended to improve the accuracy and transparency of methane emissions reporting in the oil and gas sector. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:

Strategic

•On September 23, 2022, Corey Grindal, Executive Vice President, Worldwide Trading and Tim Wyatt, Senior Vice President, Corporate Development and Strategy, were appointed to the Board of Directors of Cheniere Energy Partners GP, LLC (“Cheniere GP”). Mr. Grindal was also appointed as Executive Vice President and Chief Operating Officer of Cheniere GP, effective January 2, 2023.
•In June 2022, SPL entered into an SPA with Chevron U.S.A. Inc. (“Chevron”) to sell Chevron approximately 1.0 mtpa of LNG between 2026 and 2042.
•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing entered into agreements to novate to SPL certain SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦Our board of directors approved the entry by SPL into (1) an agreement to novate to SPL an IPM agreement between Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere (as purchaser) that merged with and into Corpus Christi Liquefaction, LLC, and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (2) a FOB SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to SPL was executed and the assignment was effective on March 15, 2022.
Operational

•As of October 31, 2022, approximately 1,850 cumulative LNG cargoes totaling over 125 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On October 27, 2022, substantial completion of the third berth at the Sabine Pass LNG Terminal was achieved.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved (the “Train 6 Completion”).

Financial

•In October 2022, SPL redeemed $300 million of outstanding borrowings under its 5.625% Senior Secured Notes due 2023 (the “2023 SPL Senior Notes”) pursuant to a notice of redemption issued in September 2022.
•In September 2022, Moody’s Corporation upgraded its issuer credit ratings of CQP and SPL from Ba2 and Baa3, respectively, to Ba1 and Baa2, respectively, with a stable outlook. Additionally in September 2022, Fitch Ratings upgraded its issuer credit ratings of CQP and SPL from BB+ and BBB-, respectively, to BBB- and BBB, respectively, with a stable outlook.
•We paid aggregate distributions of $2.81 per common unit during the nine months ended September 30, 2022. On October 24, 2022, we declared a cash distribution of $1.070 per common unit to unitholders of record as of November 3, 2022 and the related general partner distribution to be paid on November 14, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.295 per unit.
•In February 2022, we announced the initiation of quarterly distributions to be comprised of a base amount plus a variable amount, which began with the distribution related to the first quarter of 2022. The variable amount takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash and cash reserves to provide for the proper conduct of the business.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the nine months ended September 30, 2022 and 2021:

(1)	The nine months ended September 30, 2021 excludes eight TBtu under our contracts that were loaded at our affiliate’s facility.

Net income (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	Variance	2022	2021	Variance
Net income (loss)	$(514)	$381	$(895)	$(13)	$1,123	$(1,136)
Basic and diluted net income (loss) per common unit	(1.49)	0.69	(2.18)	(1.36)	2.07	(3.43)

The unfavorable variances of $895 million and $1.1 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, were primarily a result of losses of $1.3 billion and $2.2 billion, respectively, on the derivative liability associated with the Tourmaline IPM agreement following its assignment to SPL from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated losses following the assignment were primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance, and unfavorable shifts in the international forward commodity curve. Partially offsetting the unfavorable variances in both comparable periods was increased gross margin per MMBtu on LNG delivered, due to higher margins on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the index, and increased volumes delivered, in part due to the Train 6 Completion. Additionally offsetting the unfavorable variances in both comparable periods was the recognition of increased regasification revenues from Chevron, as further described below.

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreement novated to SPL during the nine months ended September 30, 2022 as further described in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

In June 2022, Chevron entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, will terminate upon the later of SPLNG’s receipt of the Termination Fee or December 31, 2022. The termination agreement became effective on July 6, 2022. We have allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which we are recognizing ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations, and an offsetting $31 million in cash outflows allocable to the extinguishment of other remaining obligations we have to Chevron, which will be recognized upon receipt of the Termination Fee as a loss on extinguishment of debt on our Consolidated Statements of Operations.

As described in Overview of Significant Events, during the nine months ended September 30, 2022, we entered into an SPA with a counterparty for approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of this agreement.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$3,130	$1,791	$1,339	$8,577	$5,057	$3,520
LNG revenues—affiliate	1,376	453	923	3,268	878	2,390
LNG revenues—related party	—	—	—	4	—	4
Regasification revenues	455	68	387	591	202	389
Other revenues	15	12	3	45	39	6
Total revenues	$4,976	$2,324	$2,652	$12,485	$6,176	$6,309

LNG volumes recognized as revenues (in TBtu) (1)	363	308	55	1,110	946	164

(1)The nine months ended September 30, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $2.7 billion and $6.3 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased pricing due to appreciation in the Henry Hub index. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to the addition of approximately 5 mtpa of production capacity following the Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu, that were related to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2022 or the three and nine months ended September 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $40 million and $52 million during the three months ended September 30, 2022 and 2021, respectively, and $161 million and $112 million during the nine months ended September 30, 2022 and 2021, respectively, related to these transactions.
Regasification revenues increased by $387 million and $389 million during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, due primarily to the recognition of increased regasification revenues from Chevron, as described in Net income (loss) above.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$4,739	$1,342	$3,397	$10,445	$3,178	$7,267
Cost of sales—affiliate	104	8	96	166	62	104
Cost of sales—related party	—	—	—	1	1	—
Operating and maintenance expense	189	148	41	550	465	85
Operating and maintenance expense—affiliate	39	34	5	118	103	15
Operating and maintenance expense—related party	18	12	6	45	34	11
General and administrative expense	3	2	1	3	7	(4)
General and administrative expense—affiliate	23	22	1	70	64	6
Depreciation and amortization expense	160	140	20	469	417	52
Other	—	—	—	—	7	(7)
Total operating costs and expenses	$5,275	$1,708	$3,567	$11,867	$4,338	$7,529

Total operating costs and expenses increased by $3.6 billion and $7.5 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. Substantially all of the increase in operating costs and expenses in both comparable periods was attributed to third party cost of sales, which increased by $3.4 billion and $7.3 billion during the three and nine months ended September 30, 2022, respectively, as a result of increased pricing of natural gas feedstock due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered as discussed under Revenues. During the three and nine months ended September 30, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to SPL as discussed in Net income (loss) above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project and also includes service and maintenance, insurance, regulatory costs and other operating costs. During the three and nine months ended September 30, 2022, operating and maintenance expense increased from the comparable periods in 2021, primarily due to increased third party service and maintenance contract costs in addition to increased natural gas transportation and storage capacity demand charges following the Train 6 Completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$222	$210	$12	$641	$636	$5
Loss on modification or extinguishment of debt	—	27	(27)	—	81	(81)
Other income, net	(7)	(2)	(5)	(10)	(2)	(8)
Total other expense	$215	$235	$(20)	$631	$715	$(84)

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$231	$244	$678	$732
Capitalized interest	(9)	(34)	(37)	(96)
Total interest expense, net of capitalized interest	$222	$210	$641	$636

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2022 from the comparable periods in 2021 primarily as a result of a lower portion of total interest costs eligible for capitalization following the Train 6 Completion, which was partially offset by lower interest cost as a result of reduced outstanding debt between the periods.

Loss on modification or extinguishment of debt decreased during the three and nine months ended September 30, 2022 from the comparable periods in 2021 due to the recognition of debt extinguishment costs relating to the payment of early redemption fees, premiums and write off of unamortized debt issuance costs with the redemption of the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) in March 2021 and the 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) in September 2021.

Other income, net decreased during the three and nine months ended September 30, 2022 from the comparable 2021 periods due to higher interest income earned on cash and cash equivalents from higher interest rates in 2022.

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

September 30, 2022
Cash and cash equivalents	$988
Restricted cash and cash equivalents designated for the Liquefaction Project	195
Available commitments under our credit facilities (1):
SPL’s Working capital revolving credit and letter of credit reimbursement agreement	837
CQP’s Credit facilities	750
Total available commitments under our credit facilities	1,587

Total available liquidity	$2,770

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions under debt instruments executed by SPL limit its ability to distribute cash, including the following:
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

Revised Capital Allocation Plan

In September 2022, the board of directors of Cheniere approved a revised long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including senior notes of CQP and SPL. Pursuant to the capital allocation plan, $300 million of 2023 SPL Senior Notes were redeemed in October 2022.

Supplemental Guarantor Information

The $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) and $1.2 billion of 3.25% Senior Notes due 2032 (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”).

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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$988	$876
Accounts receivable from Non-Guarantors	42	49
Contract assets	387	—
Other current assets	53	53
Current assets—affiliate	146	137
Current assets with Non-Guarantors	—	1
Total current assets	1,616	1,116

Property, plant and equipment, net of accumulated depreciation	2,391	2,422
Other non-current assets, net	107	119
Total assets	$4,114	$3,657

LIABILITIES
Current liabilities
Due to affiliates	$160	$167
Deferred revenue from Non-Guarantors	23	22
Other current liabilities	114	95
Other current liabilities from Non-Guarantors	4	—
Total current liabilities	301	284

Long-term debt, net of premium, discount and debt issuance costs	4,158	4,154
Other non-current liabilities	83	87
Non-current liabilities—affiliate	15	15
Total liabilities	$4,557	$4,540

Summarized Statement of Income (in millions)	Nine Months Ended September 30, 2022

Revenues	$638
Revenues from Non-Guarantors	402
Total revenues	1,040

Operating costs and expenses	154
Operating costs and expenses—affiliate	149
Total operating costs and expenses	303

Income from operations	737
Net income	599

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

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,442	$1,667
Net cash used in investing activities	(356)	(495)
Net cash used in financing activities	(1,877)	(633)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$209	$539

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2022 and 2021 were $2.4 billion and $1.7 billion, respectively. The $775 million increase between the periods was primarily related to increases in cash receipts on LNG delivered due to increases in price per MMBtu and volume of LNG delivered, which was partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Financing Cash Flows

Our financing cash net outflows during the nine months ended September 30, 2022 and 2021 were $1.9 billion and $633 million, respectively. The $1.2 billion increase in outflows between the periods was primarily related to an increase in cash distributions to unitholders of $804 million and a decrease of $440 million of net inflows related to debt activity, each described further below.

Debt Activity

During the nine months ended September 30, 2021, we issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and $1.2 billion of the 3.25% Senior Notes due 2032 (the “2032 CQP Senior Notes”) and incurred $35 million of debt issuance costs related to these issuances. The proceeds of these issuances, together with cash on hand, were used to redeem the $1.5 billion principal amount of the 2025 CQP Senior Notes and $672 million of the 2032 CQP Senior Notes, and we paid $61 million of debt extinguishment costs related to premiums associated with this redemption. We did not have any debt activity during the nine months ended September 30, 2022.

Cash Distributions to Unitholders

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions paid to date have been made from accumulated operating surplus. The following provides a summary of distributions paid by us during the nine months ended September 30, 2022 and 2021:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
August 12, 2022	April 1 - June 30, 2022	$1.060	$513	$15	$215
May 13, 2022	January 1 - March 31, 2022	1.050	508	15	210
February 14, 2022	October 1 - December 31, 2021	0.700	339	8	47

August 13, 2021	April 1 - June 30, 2021	0.665	322	7	32
May 14, 2021	January 1 - March 31, 2021	0.660	320	7	30
February 12, 2021	October 1 - December 31, 2020	0.655	316	7	27

In addition, Tug Services distributed $2 million during each of the three months ended September 30, 2022 and 2021 and $7 million and $6 million during the nine months ended September 30, 2022 and 2021, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to our general partner interest holders.

On October 24, 2022, we declared a cash distribution of $1.070 per common unit to unitholders of record as of November 3, 2022 and the related general partner distribution to be paid on November 14, 2022. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.295 per unit.

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

	September 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(5,078)	$692	$27	$1

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

ITEM 5.    OTHER INFORMATION

On November 1, 2022, SPL and Cheniere Marketing entered into an SPA for approximately 0.85 mtpa of LNG associated with the previously announced IPM agreement between SPL and Tourmaline Oil Marketing Corp.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00067 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure, dated August 18, 2022, (ii) the Change Order CO-00068 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure (Reconciliation to CO-00067), dated August 18, 2022, and (iii) the Change Order CO-00069 COVID-19 Impacts 1Q2022 and 2Q2022, dated August 29, 2022

10.2*	Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP
10.3*	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between SPL and Cheniere Marketing International LLP
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2022)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	November 2, 2022	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2022	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)