Form 10-Q
period 2023-03-31
Cheniere Energy Partners, L.P.
filed 2023-05-02
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 26, 2023, the registrant had 484,033,123 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
LNG revenues	$2,106	$2,488
LNG revenues—affiliate	761	757
Regasification revenues	34	68
Other revenues	16	15
Total revenues	2,917	3,328

Operating costs and expenses
Cost of sales (excluding items shown separately below)	313	2,562
Cost of sales—affiliate	17	5
Operating and maintenance expense	206	170
Operating and maintenance expense—affiliate	44	38
Operating and maintenance expense—related party	16	12
General and administrative expense	3	3
General and administrative expense—affiliate	22	23
Depreciation and amortization expense	167	153
Total operating costs and expenses	788	2,966

Income from operations	2,129	362

Other income (expense)
Interest expense, net of capitalized interest	(208)	(203)
Other income, net	14	—
Total other expense	(194)	(203)

Net income	$1,935	$159

Basic and diluted net income (loss) per common unit (1)	$3.50	$(0.11)

Weighted average basic and diluted number of common units outstanding	484.0	484.0

(1)In computing basic and diluted net income per common unit, net income is reduced by the amount of undistributed net income allocated to participating securities other than common units, as required under the two-class method. See Note 12—Net Income (Loss) per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$834	$904
Restricted cash and cash equivalents	160	92
Trade and other receivables, net of current expected credit losses	269	627
Trade receivables—affiliate	263	551
Advances to affiliate	157	177
Inventory	150	160
Current derivative assets	55	24
Margin deposits	—	35
Other current assets	44	50
Other current assets—affiliate	1	—
Total current assets	1,933	2,620

Property, plant and equipment, net of accumulated depreciation	16,587	16,725
Operating lease assets	87	89
Debt issuance costs, net of accumulated amortization	7	8
Derivative assets	32	28
Other non-current assets, net	171	163
Total assets	$18,817	$19,633

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$70	$32
Accrued liabilities	674	1,378
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	60	—
Due to affiliates	32	74
Deferred revenue	83	144
Deferred revenue—affiliate	—	3
Current operating lease liabilities	11	10
Current derivative liabilities	400	769
Other current liabilities	13	5
Total current liabilities	1,348	2,421

Long-term debt, net of premium, discount and debt issuance costs	16,145	16,198
Operating lease liabilities	78	80
Finance lease liabilities	17	18
Derivative liabilities	2,157	3,024
Other non-current liabilities—affiliate	22	23

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both March 31, 2023 and December 31, 2022)	261	(1,118)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both March 31, 2023 and December 31, 2022)	(1,211)	(1,013)
Total partners’ deficit	(950)	(2,131)
Total liabilities and partners’ deficit	$18,817	$19,633

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2023
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2022	484.0	$(1,118)	9.9	$(1,013)	$(2,131)
Net income	—	1,897	—	38	1,935
Distributions
Common units, $1.070/unit	—	(518)	—	—	(518)
General partner units	—	—	—	(236)	(236)
Balance at March 31, 2023	484.0	$261	9.9	$(1,211)	$(950)

Three Months Ended March 31, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Novated IPM agreement (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	$(1,870)	9.9	$(360)	$(2,230)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,935	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	167	153
Amortization of debt issuance costs, premium and discount	7	7
Total losses (gains) on derivative instruments, net	(1,260)	525
Net cash used for settlement of derivative instruments	(11)	(9)
Other	6	4
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	358	88
Trade receivables—affiliate	288	(74)
Advances to affiliate	18	(8)
Inventory	10	25
Margin deposits	35	25
Accounts payable and accrued liabilities	(617)	13
Accrued liabilities—related party	(2)	1
Due to affiliates	(40)	(20)
Deferred revenue	(61)	(39)
Other, net	18	(49)
Other, net—affiliate	(4)	(1)
Net cash provided by operating activities	847	800

Cash flows from investing activities
Property, plant and equipment	(89)	(87)
Other	(5)	—
Net cash used in investing activities	(94)	(87)

Cash flows from financing activities
Distributions	(754)	(395)
Other	(1)	—
Net cash used in financing activities	(755)	(395)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(2)	318
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	996	974
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$994	$1,292

Balances per Consolidated Balance Sheet:

March 31,
2023
Cash and cash equivalents	$834
Restricted cash and cash equivalents	160
Total cash, cash equivalents and restricted cash and cash equivalents	$994
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In February 2023, certain of our subsidiaries initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

As of March 31, 2023, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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
As of March 31, 2023, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

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

As of March 31, 2023 and December 31, 2022, we had $160 million and $92 million of restricted cash and cash equivalents, respectively, as required under the above agreement.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Trade receivables	$259	$603
Other receivables	10	24
Total trade and other receivables, net of current expected credit losses	$269	$627

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Materials	$106	$103
LNG	20	27
Natural gas	22	28
Other	2	2
Total inventory	$150	$160

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$20,096	$20,072
Construction-in-process	143	140
Accumulated depreciation	(3,676)	(3,512)
Total LNG terminal, net of accumulated depreciation	16,563	16,700
Fixed assets
Fixed assets	29	29
Accumulated depreciation	(25)	(25)
Total fixed assets, net of accumulated depreciation	4	4
Assets under finance leases
Tug vessels	23	23
Accumulated depreciation	(3)	(2)
Total assets under finance lease, net of accumulated depreciation	20	21
Property, plant and equipment, net of accumulated depreciation	$16,587	$16,725

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$165	$152
Offsets to LNG terminal costs (1)	—	148

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

SPL has commodity derivatives consisting of natural gas supply contracts, including those under the IPM agreement, for the operation of the Liquefaction Project and associated economic hedges (collectively, “Liquefaction Supply Derivatives”).

We recognize SPL’s derivative instruments as either assets or liabilities and measure those instruments at fair value. None of SPL’s derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Income to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$28	$4	$(2,502)	$(2,470)	$(12)	$(10)	$(3,719)	$(3,741)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of the Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,502)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.173) - $0.361 / $(0.021)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	93% - 574% / 208%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	1,049	(53)
Included in cost of sales, new deals (3)	3	—
Purchases and settlements:
Purchases (4)	—	(3,141)
Settlements (5)	165	(6)
Balance, end of period	$(2,502)	$(3,162)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$1,052	$(53)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes SPL to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when the derivative instruments are in an asset position. Additionally, counterparties are at risk that SPL will be unable to meet its commitments in instances where the derivative instruments are in a liability position. We incorporate both SPL’s nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.
Liquefaction Supply Derivatives

SPL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,027 TBtu and 5,972 TBtu as of March 31, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of March 31, 2023.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Income
Consolidated Statements of Income Location (1)	Three Months Ended March 31,
	2023	2022
Cost of sales	$1,260	$(525)

(1)Does not include the value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	March 31, 2023	December 31, 2022
Current derivative assets	$55	$24
Derivative assets	32	28
Total derivative assets	87	52

Current derivative liabilities	(400)	(769)
Derivative liabilities	(2,157)	(3,024)
Total derivative liabilities	(2,557)	(3,793)

Derivative liability, net	$(2,470)	$(3,741)

(1)Does not include collateral posted by counterparties to us of $8 million as of March 31, 2023, which is included in other current liabilities on our Consolidated Balance Sheets, and collateral posted with counterparties by us of $35 million as of December 31, 2022, which is included in margin deposits in our Consolidated Balance Sheets.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2023	December 31, 2022
Gross assets	$89	$57
Offsetting amounts	(2)	(5)
Net assets	$87	$52

Gross liabilities	$(2,577)	$(3,814)
Offsetting amounts	20	21
Net liabilities	$(2,557)	$(3,793)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Natural gas purchases	$406	$1,017
Interest costs and related debt fees	164	218
LNG terminal and related pipeline costs	92	137
Other accrued liabilities	12	6
Total accrued liabilities	$674	$1,378

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024	$2,000	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	12,132	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	12,132	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200
Total debt	16,332	16,332

Current portion of long-term debt (1)	(60)	—
Long-term portion of unamortized premium, discount and debt issuance costs, net	(127)	(134)
Total long-term debt, net of premium, discount and debt issuance costs	$16,145	$16,198

(1)As of March 31, 2023, $60 million of debt with contractual maturities of greater than one year was classified as current portion of long-term debt based on our intent and ability to repay the debt with cash that was on hand at March 31, 2023, including repurchases of debt subsequent to the balance sheet date and through April 26, 2023.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2023 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities
Total facility size	$1,200	$750
Less:
Outstanding balance	—	—
Letters of credit issued	329	—
Available commitment	$871	$750

Priority ranking	Senior secured	Unsecured
Interest rate on available balance (1)	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%
Commitment fees on undrawn balance (1)	0.10% - 0.30%	0.375% - 0.638%
Maturity date	March 19, 2025	May 29, 2024

(1)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.

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

As of March 31, 2023, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Total interest cost	$210	$224
Capitalized interest	(2)	(21)
Total interest expense, net of capitalized interest	$208	$203

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$14,980	$14,450	$14,980	$14,162
Senior notes — Level 3 (2)	1,352	1,241	1,352	1,224

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
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers
LNG revenues	$2,106	$2,488
LNG revenues—affiliate	761	757
Regasification revenues	34	68
Other revenues	16	15
Total revenues from contracts with customers	$2,917	$3,328

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

	March 31,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue, beginning of period	$144
Cash received but not yet recognized in revenue	83
Revenue recognized from prior period deferral	(144)
Deferred revenue, end of period	$83

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue—affiliate, beginning of period	$8
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(8)
Deferred revenue—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.9	8	$50.8	8
LNG revenues—affiliate	1.8	2	2.0	2
Regasification revenues	0.8	4	0.8	4
Total revenues	$52.5		$53.6

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Approximately 61% and 67% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 73% and 100% of our LNG revenues—affiliate from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers. During the three months ended March 31, 2023 and 2022, approximately 7% and 6%, respectively, of our regasification revenues were related to variable consideration received from customers.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income (in millions):

	Three Months Ended March 31,
	2023	2022
LNG revenues—affiliate
Cheniere Marketing Agreements (1)	$761	$745
Contracts for Sale and Purchase of Natural Gas and LNG (2)	—	12
Total LNG revenues—affiliate	761	757

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG (2)	17	5

Operating and maintenance expense—affiliate
Services Agreements (3)	44	38

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (4)	16	12

General and administrative expense—affiliate
Services Agreements (3)	22	23

(1)SPL primarily sells LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices. SPL also has a master SPA agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. As of March 31, 2023 and December 31, 2022, SPL had $263 million and $551 million of trade receivables—affiliate, respectively, under these agreements with Cheniere Marketing. In addition, SPL has an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
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
(3)We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements were primarily based on a cost reimbursement structure, and

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of March 31, 2023 and December 31, 2022, we had $157 million and $177 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(4)SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project. This related party is partially owned by Brookfield, who indirectly acquired a portion of our limited partner interests in September 2020 through its purchase of a portion of CQP Target Holdco’s equity interests. SPL recorded accrued liabilities—related party of $5 million and $6 million as of March 31, 2023 and December 31, 2022, respectively, with this related party.

We had $32 million and $74 million due to affiliates as of March 31, 2023 and December 31, 2022, respectively, under agreements with affiliates as described above.

Disclosure of future consideration under revenue contracts with affiliates is included in Note 10—Revenues.

Other Agreements

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Tug Services distributed $1 million during both the three months ended March 31, 2023 and 2022 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish shall grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal as early as 2019. In 2018, SPLNG entered into a Memorandum of Understanding, which forgave $7 million of the dollar-for-dollar credits, and in 2022, an agreement was reached to defer the commencement of the dollar-for-dollar credits until 2027. As of both March 31, 2023 and December 31, 2022, we had $17 million of amounts associated with dollar-for-dollar credits due on advance tax payments to the taxing authorities recorded to other non-current assets on our Consolidated Balance Sheets. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal. We had $17 million of other non-current liabilities—affiliate as of both March 31, 2023 and December 31, 2022 from these payments received from Cheniere Marketing.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions that we declare to the common unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On April 28, 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of May 8, 2023 and the related general partner distribution to be paid on May 15, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended March 31, 2023
Net income	$1,935
Declared distributions	714	499	14	201
Assumed allocation of undistributed net income (1)	$1,221	1,197	24	—
Assumed allocation of net income		$1,696	$38	$201

Weighted average units outstanding		484.0
Basic and diluted net income per unit (2)		$3.50

Three Months Ended March 31, 2022
Net income	$159
Declared distributions	733	508	15	210
Assumed allocation of undistributed net loss (1)	$(574)	(562)	(12)	—
Assumed allocation of net income		$(54)	$3	$210

Weighted average units outstanding		484.0
Basic and diluted net loss per unit (2)		$(0.11)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% or greater of total revenues and/or trade and other receivables was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer A	27%	28%	30%	27%
Customer B	15%	13%	22%	18%
Customer C	17%	17%	15%	*
Customer D	15%	15%	15%	18%
Customer E	11%	11%	*	*
Customer F	*	*	—%	13%

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$252	$161
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	44	209

Novation of IPM Agreement from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, SPL and CCL Stage III, formerly a wholly owned direct subsidiary of Cheniere that merged with and into CCL, entered into an agreement to assign to SPL an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction was accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions to Cheniere’s common unitholder interest within our Consolidated Statements of Partners’ Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $142 million and $2.6 billion, respectively, which represented a non-cash financing activity.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d. We also own a 94-mile pipeline through our subsidiary, CTPL, that interconnects our facilities to several interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of March 31, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In February 2023, certain of our subsidiaries initiated the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “SPL Expansion Project”). The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In 2022, Cheniere published Acting Today, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which details its approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022 and joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative, in October 2022. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:

Strategic

•In February 2023, certain of our subsidiaries initiated the pre-filing review process with the FERC under NEPA for the SPL Expansion Project, and in April 2023, one of our subsidiaries executed a contract with Bechtel Energy Inc. to provide the Front End Engineering and Design (“FEED”) work on the project.
•On January 2, 2023, Corey Grindal, formerly Executive Vice President, Worldwide Trading, was promoted to Executive Vice President and Chief Operating Officer of Cheniere Energy Partners GP, LLC (“Cheniere GP”).

Operational

•As of April 26, 2023, approximately 2,070 cumulative LNG cargoes totaling approximately 142 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In February 2023, S&P Global Ratings upgraded its issuer credit rating of SPL from BBB to BBB+ with stable outlook.
•On April 28, 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of May 8, 2023 and the related general partner distribution to be paid on May 15, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

Results of Operations

	Three Months Ended March 31,
(in millions, except per unit data)	2023	2022	Variance
Revenues
LNG revenues	$2,106	$2,488	$(382)
LNG revenues—affiliate	761	757	4
Regasification revenues	34	68	(34)
Other revenues	16	15	1
Total revenues	2,917	3,328	(411)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	313	2,562	(2,249)
Cost of sales—affiliate	17	5	12
Operating and maintenance expense	206	170	36
Operating and maintenance expense—affiliate	44	38	6
Operating and maintenance expense—related party	16	12	4
General and administrative expense	3	3	—
General and administrative expense—affiliate	22	23	(1)
Depreciation and amortization expense	167	153	14
Total operating costs and expenses	788	2,966	(2,178)

Income from operations	2,129	362	1,767

Other income (expense)
Interest expense, net of capitalized interest	(208)	(203)	(5)
Other income, net	14	—	14
Total other expense	(194)	(203)	9

Net income	$1,935	$159	$1,776

Basic and diluted net income (loss) per common unit	$3.50	$(0.11)	$3.61

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	403	372	31

Net income.

Substantially all of the favorable variance of $1.8 billion for the three months ended March 31, 2023 as compared to the same period of 2022 was attributable to the favorable variance of $1.8 billion from changes in fair value and settlements of derivatives in the three months ended March 31, 2023 as compared to the same period of 2022. During the three months ended March 31, 2023 we incurred a gain of $1.0 billion due to non-cash favorable changes in fair value of the Tourmaline IPM agreement as a result of favorable shifts in international forward commodity curves, as compared to a loss of $431 million in the three months ended March 31, 2022 following the assignment to SPL from CCL Stage III in March 2022. The loss following the assignment was primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance and unfavorable shifts in the international forward commodity curve.

The following is an additional discussion of the significant variance drivers of the change in net income by line item:
Revenues. $411 million decrease between comparable periods primarily attributable to:
•$604 million decrease due to lower pricing per MMBtu, from decreased Henry Hub pricing; and
•$34 million decrease in regasification revenues due to the termination of revenue recognized with one of our TUA agreements in December 2022.
These decreases were offset by:
•$267 million increase due to higher volumes of LNG delivered between the periods, which increased 29 TBtu or 8%, primarily due to the Train 6 Completion in February 2022.

Operating costs and expenses. $2.2 billion decrease between comparable periods primarily attributable to:
•$1.8 billion favorable variance from changes in fair value of derivatives included in cost of sales, from losses of $516 million in the three months ended March 31, 2022 to gains of $1.3 billion in the three months ended March 31, 2023, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM agreement as discussed above under Net income; and
•$452 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of $425 million in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices, which was partially offset by increased volume of LNG delivered, as discussed above under the caption Revenues.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control, notwithstanding the operational intent to mitigate risk exposure over time.

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2022, we realized offsets to LNG terminal costs of $148 million corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not have any commissioning cargoes during the three months ended March 31, 2023.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of cash and cash equivalents, restricted cash and cash equivalents and available commitments under our credit facilities. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings by us or our subsidiaries and equity offerings by us. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2023
Cash and cash equivalents	$834
Restricted cash and cash equivalents designated for the Liquefaction Project	160
Available commitments under our credit facilities (1):
SPL’s working capital revolving credit and letter of credit reimbursement agreement	871
CQP’s credit facilities	750
Total available commitments under our credit facilities	1,621

Total available liquidity	$2,615

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$834	$904
Accounts receivable from Non-Guarantors	30	55
Other current assets	35	40
Current assets—affiliate	155	171
Total current assets	1,054	1,170

Property, plant and equipment, net of accumulated depreciation	2,923	2,946
Other non-current assets, net	108	109
Total assets	$4,085	$4,225

LIABILITIES
Current liabilities
Due to affiliates	$149	$193
Deferred revenue from Non-Guarantors	22	24
Other current liabilities	94	95
Other current liabilities from Non-Guarantors	—	2
Total current liabilities	265	314

Long-term debt, net of premium, discount and debt issuance costs	4,160	4,159
Finance lease liabilities	16	18
Other non-current liabilities	73	78
Non-current liabilities—affiliate	18	18
Total liabilities	$4,532	$4,587

Summarized Statement of Income (in millions)	Three Months Ended March 31, 2023

Revenues	$50
Revenues from Non-Guarantors	139
Total revenues	189

Operating costs and expenses	58
Operating costs and expenses—affiliate	52
Total operating costs and expenses	110

Income from operations	79
Net income	42

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

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$847	$800
Net cash used in investing activities	(94)	(87)
Net cash used in financing activities	(755)	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(2)	$318

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2023 and 2022 were $847 million and $800 million, respectively. The $47 million favorable variance between the periods was primarily related to increased cash receipts from higher volume of LNG delivered, which was partially offset by unfavorable variances due to increased cash outflows for natural gas feedstock as a result of higher volumes purchased as well as timing of cash receipts and payments.

Investing Cash Flows

Cash outflows for property, plant and equipment during the three months ended March 31, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the three months ended March 31, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Financing Cash Flows

Our financing cash net outflows during the three months ended March 31, 2023 and 2022 were $755 million and $395 million, respectively. The $360 million increase in outflows between the periods was primarily related to an increase in cash distributions to unitholders of $359 million as described below. We did not have any debt activity during the three months ended March 31, 2023 or 2022.

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

The following provides a summary of distributions paid by us during the three months ended March 31, 2023 and 2022:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
February 14, 2023	October 1 - December 31, 2022	$1.070	$518	$15	$220
February 14, 2022	October 1 - December 31, 2021	0.700	339	8	47

In addition, Tug Services distributed $1 million during both the three months ended March 31, 2023 and 2022 to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest.

On April 28, 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of May 8, 2023 and the related general partner distribution to be paid on May 15, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

SPL has commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,470)	$447	$(3,741)	$565

See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about the derivative instruments.

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Louisiana Department of Environmental Quality (the “LDEQ”) Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) had stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 our subsidiaries petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The petition remains pending. Our subsidiaries continue to work with the LDEQ to resolve the matters identified in the Compliance Order, including the petition pending with the EPA. As of March 2023, our subsidiaries have filed test results with the LDEQ indicating that 41 of 44 turbines meet the relevant compliance standard, including through retesting. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00075 Section 232 Duties (Final Settlement FTZ), dated December 16, 2022

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 23, 2023)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 1, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 1, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)