Form 10-Q
period 2023-06-30
Cheniere Energy Partners, L.P.
filed 2023-08-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 27, 2023, the registrant had 484,036,123 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$1,415	$2,959	$3,521	$5,447
LNG revenues—affiliate	469	1,135	1,230	1,892
LNG revenues—related party	—	4	—	4
Regasification revenues	33	68	67	136
Other revenues	16	15	32	30
Total revenues	1,933	4,181	4,850	7,509

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	603	3,144	916	5,706
Cost of sales—affiliate	1	57	18	62
Cost of sales—related party	—	1	—	1
Operating and maintenance expense	263	191	469	361
Operating and maintenance expense—affiliate	38	41	82	79
Operating and maintenance expense—related party	14	15	30	27
General and administrative expense (recovery)	3	(3)	6	—
General and administrative expense—affiliate	24	24	46	47
Depreciation and amortization expense	167	156	334	309
Other	2	—	2	—
Total operating costs and expenses	1,115	3,626	1,903	6,592

Income from operations	818	555	2,947	917

Other income (expense)
Interest expense, net of capitalized interest	(207)	(216)	(415)	(419)
Loss on modification or extinguishment of debt	(2)	—	(2)	—
Other income, net	13	3	27	3
Total other expense	(196)	(213)	(390)	(416)

Net income	$622	$342	$2,557	$501

Basic and diluted net income per common unit (1)	$0.84	$0.25	$4.35	$0.13

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

(1)In computing basic and diluted net income per common unit, net income is reduced by the amount of undistributed net income allocated to participating securities other than common units, as required under the two-class method. See Note 12—Net Income per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,834	$904
Restricted cash and cash equivalents	241	92
Trade and other receivables, net of current expected credit losses	189	627
Trade receivables—affiliate	134	551
Advances to affiliate	154	177
Inventory	130	160
Current derivative assets	32	24
Margin deposits	3	35
Other current assets	75	50
Other current assets—affiliate	1	—
Total current assets	2,793	2,620

Property, plant and equipment, net of accumulated depreciation	16,463	16,725
Operating lease assets	85	89
Debt issuance costs, net of accumulated amortization	18	8
Derivative assets	29	28
Other non-current assets, net	169	163
Total assets	$19,557	$19,633

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$60	$32
Accrued liabilities	556	1,378
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	1,796	—
Due to affiliates	38	74
Deferred revenue	97	144
Deferred revenue—affiliate	—	3
Current operating lease liabilities	10	10
Current derivative liabilities	366	769
Other current liabilities	4	5
Total current liabilities	2,932	2,421

Long-term debt, net of premium, discount and debt issuance costs	15,595	16,198
Operating lease liabilities	75	80
Finance lease liabilities	16	18
Derivative liabilities	1,936	3,024
Other non-current liabilities	26	—
Other non-current liabilities—affiliate	23	23

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both June 30, 2023 and December 31, 2022)	372	(1,118)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both June 30, 2023 and December 31, 2022)	(1,418)	(1,013)
Total partners’ deficit	(1,046)	(2,131)
Total liabilities and partners’ deficit	$19,557	$19,633

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2023
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2022	484.0	$(1,118)	9.9	$(1,013)	$(2,131)
Net income	—	1,897	—	38	1,935
Distributions
Common units, $1.070/unit	—	(518)	—	—	(518)
General partner units	—	—	—	(236)	(236)
Balance at March 31, 2023	484.0	261	9.9	(1,211)	(950)
Net income	—	610	—	12	622
Distributions
Common units, $1.03/unit	—	(499)	—	—	(499)
General partner units	—	—	—	(219)	(219)
Balance at June 30, 2023	484.0	$372	9.9	$(1,418)	$(1,046)

Three and Six Months Ended June 30, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Novated IPM agreement (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	(1,870)	9.9	(360)	(2,230)
Net income	—	335	—	7	342
Distributions
Common units, $1.05/unit	—	(508)	—	—	(508)
General partner units	—	—	—	(229)	(229)
Balance at June 30, 2022	484.0	$(2,043)	9.9	$(582)	$(2,625)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$2,557	$501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	334	309
Amortization of debt issuance costs, premium and discount	15	15
Loss on modification or extinguishment of debt	2	—
Total losses (gains) on derivative instruments, net	(1,502)	819
Net cash provided by (used for) settlement of derivative instruments	2	(37)
Other	11	16
Changes in operating assets and liabilities:
Trade and other receivables	450	(208)
Trade receivables—affiliate	417	(269)
Advances to affiliate	21	7
Inventory	30	4
Margin deposits	32	2
Accounts payable and accrued liabilities	(739)	491
Accrued liabilities—related party	(2)	2
Due to affiliates	(34)	5
Total deferred revenue	(21)	(28)
Other, net	(31)	(41)
Other, net—affiliate	(4)	(2)
Net cash provided by operating activities	1,538	1,586

Cash flows from investing activities
Property, plant and equipment, net	(149)	(239)
Other	(6)	—
Net cash used in investing activities	(155)	(239)

Cash flows from financing activities
Proceeds from issuances of debt	1,397	—
Redemptions and repayments of debt	(200)	—
Debt issuance and other financing costs	(27)	—
Debt extinguishment costs	(1)	—
Distributions	(1,472)	(1,132)
Other	(1)	—
Net cash used in financing activities	(304)	(1,132)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,079	215
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	996	974
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$2,075	$1,189

Balances per Consolidated Balance Sheet:

June 30,
2023
Cash and cash equivalents	$1,834
Restricted cash and cash equivalents	241
Total cash, cash equivalents and restricted cash and cash equivalents	$2,075
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. Additionally, the Sabine Pass LNG Terminal includes a 94-mile pipeline owned by our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, certain of our subsidiaries entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

As further detailed in Note 9—Debt, our existing credit facilities include a variable interest rate indexed to SOFR, incorporated through replacements of previous credit facilities subsequent to the effective date of ASU 2020-04. We elected to apply the optional expedients as applicable to certain replaced facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

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
As of June 30, 2023, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

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

As of June 30, 2023 and December 31, 2022, we had $241 million and $92 million of restricted cash and cash equivalents, respectively, as required under the above agreement.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Trade receivables	$158	$603
Other receivables	31	24
Total trade and other receivables, net of current expected credit losses	$189	$627

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Materials	$101	$103
LNG	8	27
Natural gas	19	28
Other	2	2
Total inventory	$130	$160

i 8

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$20,131	$20,072
Construction-in-process	149	140
Accumulated depreciation	(3,840)	(3,512)
Total LNG terminal, net of accumulated depreciation	16,440	16,700
Fixed assets
Fixed assets	29	29
Accumulated depreciation	(25)	(25)
Total fixed assets, net of accumulated depreciation	4	4
Assets under finance leases
Tug vessels	23	23
Accumulated depreciation	(4)	(2)
Total assets under finance lease, net of accumulated depreciation	19	21
Property, plant and equipment, net of accumulated depreciation	$16,463	$16,725

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$166	$155	$331	$307
Offsets to LNG terminal costs (1)	—	—	—	148

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

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$10	$4	$(2,255)	$(2,241)	$(12)	$(10)	$(3,719)	$(3,741)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

i 9

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

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,255)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.733) - $0.585 / $(0.002)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	119% - 484% / 224%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,502)	$(3,162)	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	173	(309)	1,116	63
Included in cost of sales, new deals (3)	3	—	5	—
Purchases and settlements:
Purchases (4)	—	8	—	(3,549)
Settlements (5)	71	7	340	(8)
Transfers in and/or out of level 3
Transfers out of level 3 (6)	—	—	3	—
Balance, end of period	$(2,255)	$(3,456)	$(2,255)	$(3,456)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$176	$(309)	$1,121	$63

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
i 10

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,831 TBtu and 5,972 TBtu as of June 30, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of June 30, 2023.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Income (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Income
Consolidated Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues	$—	$4	$—	$4
Cost of sales	242	(298)	1,502	(823)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

i 11

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	June 30, 2023	December 31, 2022
Current derivative assets	$32	$24
Derivative assets	29	28
Total derivative assets	61	52

Current derivative liabilities	(366)	(769)
Derivative liabilities	(1,936)	(3,024)
Total derivative liabilities	(2,302)	(3,793)

Derivative liability, net	$(2,241)	$(3,741)

(1)Does not include collateral posted with counterparties by us of $3 million and $35 million as of June 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	June 30, 2023	December 31, 2022
Gross assets	$68	$57
Offsetting amounts	(7)	(5)
Net assets	$61	$52

Gross liabilities	$(2,325)	$(3,814)
Offsetting amounts	23	21
Net liabilities	$(2,302)	$(3,793)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Natural gas purchases	$241	$1,017
Interest costs and related debt fees	181	218
LNG terminal and related pipeline costs	105	137
Other accrued liabilities	29	6
Total accrued liabilities	$556	$1,378

i 12

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024 (the “2024 SPL Senior Notes”) (1)	$1,800	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	11,932	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	11,932	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.95% due 2033 (the “2033 CQP Senior Notes”)	1,400	—
Total CQP Senior Notes	5,600	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	4,200
Total debt	17,532	16,332

Current portion of long-term debt	(1,796)	—
Long-term portion of unamortized premium, discount and debt issuance costs, net	(141)	(134)
Total long-term debt, net of premium, discount and debt issuance costs	$15,595	$16,198

(1)In July 2023, SPL redeemed $1.4 billion aggregate principal amount outstanding of the 2024 SPL Senior Notes using contributed proceeds from the 2033 CQP Senior Notes and cash on hand.

i 13

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2023 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (1)
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	329	—
Available commitment	$671	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (2)	0.075% - 0.30%	0.10% - 0.30%
Maturity date	June 23, 2028	June 23, 2028

(1)In June 2023, we and SPL refinanced and replaced the CQP Credit Facilities and the SPL Working Capital Facility with the CQP Revolving Credit Facility and the SPL Revolving Credit Facility, respectively, resulting in extended maturity dates, revised borrowing capacities, reduced rate of interest and commitment fees applicable thereunder and certain other changes to terms and conditions.
(2)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.

The refinancing and the replacement of the CQP Credit Facilities and the SPL Working Capital Facility resulted in an aggregate of $1 million of debt extinguishment and modification costs.

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

As of June 30, 2023, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest cost	$209	$223	$419	$447
Capitalized interest	(2)	(7)	(4)	(28)
Total interest expense, net of capitalized interest	$207	$216	$415	$419

i 14

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$17,532	$16,748	$16,332	$15,386

(1)As of both June 30, 2023 and December 31, 2022, $1.2 billion of the fair value of our senior notes included an illiquidity adjustment which qualified as a Level 3 fair value measurement. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments or instruments with similar terms, maturities and credit standing.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$1,415	$2,955	$3,521	$5,443
LNG revenues—affiliate	469	1,135	1,230	1,892
LNG revenues—related party	—	4	—	4
Regasification revenues	33	68	67	136
Other revenues	16	15	32	30
Total revenues from contracts with customers	1,933	4,177	4,850	7,505
Net derivative gain (1)	—	4	—	4
Total revenues	$1,933	$4,181	$4,850	$7,509

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2023
Deferred revenue, beginning of period	$144
Cash received but not yet recognized in revenue	123
Revenue recognized from prior period deferral	(144)
Deferred revenue, end of period	$123

i 15

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2023
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.2	8	$50.8	8
LNG revenues—affiliate	1.6	2	2.0	2
Regasification revenues	0.7	3	0.8	4
Total revenues	$51.5		$53.6

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 49% and 75% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 57% and 72% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 66% and 100% of our LNG revenues—affiliate from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 70% and 100% of our LNG revenues—affiliate from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers. During the three and six months ended June 30, 2023, approximately 7% of our regasification revenues were related to variable consideration received from customers and during the three and six months ended June 30, 2022, approximately 6% of our regasification revenues were related to variable consideration received from customers.

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

i 16

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Consolidated Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$468	$1,100	$1,229	$1,845
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	1	35	1	47
Total LNG revenues—affiliate	469	1,135	1,230	1,892

LNG revenues—related party
Natural Gas Transportation and Storage Agreements (1)	—	4	—	4

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	1	57	18	62

Cost of sales—related party
Natural Gas Transportation and Storage Agreements (1)	—	1	—	1

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	38	41	82	79

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	14	15	30	27

General and administrative expense—affiliate
Services Agreements (see Note 1)	24	24	46	47

(1)This related party is partially owned by Brookfield, who indirectly owns a portion of our limited partner interests.

Other Agreements

Terminal Marine Services Agreement

In connection with its tug boat lease, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Tug Services distributed $2 million and $4 million during the three months ended June 30, 2023 and 2022, respectively, and $4 million and $5 million during the six months ended June 30, 2023 and 2022, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish shall grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal as early as 2019. In 2018, SPLNG entered into a Memorandum of Understanding, which forgave $7 million of the dollar-for-dollar credits, and in 2022, an agreement was reached to defer the commencement of the dollar-for-dollar credits until 2027. As of both June 30, 2023 and December 31, 2022, we had $17 million of amounts associated with dollar-for-dollar credits due on advance tax payments to the taxing authorities recorded to other non-current assets on our Consolidated Balance Sheets. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG
i 17

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal. We had $17 million of other non-current liabilities—affiliate as of both June 30, 2023 and December 31, 2022 from these payments received from Cheniere Marketing.

NOTE 12—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions that we declare to the common unitholders with respect to the period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On July 28, 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of August 7, 2023 and the related general partner distribution to be paid on August 14, 2023 with respect to the three months ended June 30, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

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

i 18

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income per unit (in millions, except per unit data).

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended June 30, 2023
Net income	$622
Declared distributions	714	498	15	201
Assumed allocation of undistributed net loss (1)	$(92)	(91)	(1)	—
Assumed allocation of net income		$407	$14	$201

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.84

Three Months Ended June 30, 2022
Net income	$342
Declared distributions	743	513	15	215
Assumed allocation of undistributed net loss (1)	$(401)	(393)	(8)	—
Assumed allocation of net income		$120	$7	$215

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.25

Six Months Ended June 30, 2023
Net income	$2,557
Declared distributions	1,428	997	29	402
Assumed allocation of undistributed net income (1)	$1,129	1,106	23	—
Assumed allocation of net income		$2,103	$52	$402

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$4.35

Six Months Ended June 30, 2022
Net income	$501
Declared distributions	1,476	1,021	30	425
Assumed allocation of undistributed net loss (1)	$(975)	(955)	(20)	—
Assumed allocation of net income		$66	$10	$425

Weighted average units outstanding		484.0
Basic and diluted net income per unit (2)		$0.13

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
i 19

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	24%	23%	26%	26%	15%	27%
Customer B	15%	18%	15%	16%	10%	18%
Customer C	15%	18%	16%	18%	11%	*
Customer D	14%	16%	15%	15%	13%	18%
Customer E	12%	14%	11%	13%	11%	*
Customer F	*	*	*	*	—%	13%
Customer G	*	—%	*	—%	10%	—%
Customer H	*	—%	*	—%	14%	—%

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$432	$377
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net	17	161

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

i 20

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
i 21

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of June 30, 2023.
i 22

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, certain of our subsidiaries entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “SPL Expansion Project”). The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

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

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:

Strategic

•In May 2023, certain of our subsidiaries entered the pre-filing review process with the FERC under the NEPA for the SPL Expansion Project, and in April 2023, one of our subsidiaries executed a contract with Bechtel Energy Inc. to provide the front end engineering and design work on the project.
•On January 2, 2023, Corey Grindal, formerly Executive Vice President, Worldwide Trading, was promoted to Executive Vice President and Chief Operating Officer of Cheniere Energy Partners GP, LLC (“Cheniere GP”).

Operational

•As of July 27, 2023, over 2,150 cumulative LNG cargoes totaling approximately 150 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•On July 28, 2023, with respect to the second quarter of 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of August 7, 2023 and the related general partner distribution to be paid on August 14, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.
•In June 2023, we entered into a $1.0 billion Senior Unsecured Revolving Credit and Guaranty Agreement (the “CQP Revolving Credit Facility”), and SPL entered into a $1.0 billion Senior Secured Revolving Credit and Guaranty Agreement (the “SPL Revolving Credit Facility”). The CQP Revolving Credit Facility and SPL Revolving Credit Facility each refinanced and replaced the respective existing credit facilities to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facilities.

•In June 2023, we issued $1.4 billion aggregate principal amount of 5.95% Senior Notes due 2033 (the “2033 CQP Senior Notes”). Using contributed proceeds from the 2033 CQP Senior Notes together with cash on hand, SPL redeemed $1.4 billion of its 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) in July 2023.
•In February 2023, S&P Global Ratings upgraded its issuer credit rating of SPL from BBB to BBB+ with a stable outlook.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per unit data)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$1,415	$2,959	$(1,544)	$3,521	$5,447	$(1,926)
LNG revenues—affiliate	469	1,135	(666)	1,230	1,892	(662)
LNG revenues—related party	—	4	(4)	—	4	(4)
Regasification revenues	33	68	(35)	67	136	(69)
Other revenues	16	15	1	32	30	2
Total revenues	1,933	4,181	(2,248)	4,850	7,509	(2,659)

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	603	3,144	(2,541)	916	5,706	(4,790)
Cost of sales—affiliate	1	57	(56)	18	62	(44)
Cost of sales—related party	—	1	(1)	—	1	(1)
Operating and maintenance expense	263	191	72	469	361	108
Operating and maintenance expense—affiliate	38	41	(3)	82	79	3
Operating and maintenance expense—related party	14	15	(1)	30	27	3
General and administrative expense (recovery)	3	(3)	6	6	—	6
General and administrative expense—affiliate	24	24	—	46	47	(1)
Depreciation and amortization expense	167	156	11	334	309	25
Other	2	—	2	2	—	2
Total operating costs and expenses	1,115	3,626	(2,511)	1,903	6,592	(4,689)

Income from operations	818	555	263	2,947	917	2,030

Other income (expense)
Interest expense, net of capitalized interest	(207)	(216)	9	(415)	(419)	4
Loss on modification or extinguishment of debt	(2)	—	(2)	(2)	—	(2)
Other income, net	13	3	10	27	3	24
Total other expense	(196)	(213)	17	(390)	(416)	26

Net income	$622	$342	$280	$2,557	$501	$2,056

Basic and diluted net income per common unit	$0.84	$0.25	$0.59	$4.35	$0.13	$4.22

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	353	375	(22)	756	747	9

Net income

The increases of $280 million and $2.1 billion for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were attributable to the favorable variances of $536 million and $2.3 billion from changes in fair value and settlements of derivatives in the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. During the three and six months ended June 30, 2023, we recognized gains of $187 million and $1.2 billion, respectively, due to non-cash favorable changes in fair value of the IPM agreement with Tourmaline Oil Marketing Corp. (“Tourmaline IPM agreement”) as a result of continued moderation of international gas price volatility and declines in international forward commodity curves, as compared to losses of $431 million and $862 million in the three and six months ended June 30, 2022, respectively, following the assignment to SPL from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”) in March 2022. The 2022 losses following the assignment were primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance and unfavorable shifts in the international forward commodity curve. The increases were partially offset by a reduction in LNG revenues, net of cost of sales and excluding the effect of derivatives (as further described above), of $152 million and $78 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, which was attributable to lower margins on LNG delivered. The remaining offsetting variance is primarily attributable to a decrease in our regasification revenues primarily as a result of the termination one of our TUA agreements in December 2022.

The following is an additional discussion of the significant variance drivers of the change in net income by line item:
Revenues

The $2.2 billion and $2.7 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$2.1 billion and $2.6 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 due to lower pricing per MMBtu, from decreased Henry Hub pricing; and
•$35 million and $69 million decreases in regasification revenues between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 due to the termination of revenue recognized with one of our TUA agreements in December 2022.

Operating costs and expenses

The $2.5 billion and $4.7 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$500 million and $2.3 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value of derivatives included in cost of sales, from losses of $270 million and $786 million in the three and six months ended June 30, 2022, respectively, to gains of $230 million and $1.5 billion in the three and six months ended June 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM agreement as discussed above under Net income; and
•$2.0 billion and $2.5 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, from decreased cost of natural gas feedstock, substantially all of which was due to lower U.S. natural gas prices.

The favorable variances were partially offset by increases in operating and maintenance expense of $72 million and $108 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. For the three months ended June 30, 2023, increases in operating and maintenance expense were primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during June 2023. Further contributing to the increase in operating and maintenance expense during the six months ended June 30, 2023 was other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2022, we realized offsets to LNG terminal costs of $148 million corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not have any commissioning cargoes during the three months ended June 30, 2022 or the three and six months ended June 30, 2023.

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

June 30, 2023
Cash and cash equivalents	$1,834
Restricted cash and cash equivalents designated for the Liquefaction Project	241
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	671
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,671

Total available liquidity	$3,746

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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
Despite the restrictions noted above, we believe that sufficient flexibility exists to enable each independent capital structure to meet its currently anticipated cash requirements. The sources of liquidity at SPL primarily fund the cash requirements of SPL, and any remaining liquidity not subject to restriction, as supplemented by liquidity provided by SPLNG, is available to enable CQP to meet its cash requirements.
Supplemental Guarantor Information

The $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”), $1.2 billion of 3.25% Senior Notes due 2032, and the 2033 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”).
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

The following tables include summarized financial information of CQP (the “Parent Issuer”), and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to any claims by the Non-Guarantors’ creditors, including trade creditors.

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,834	$904
Accounts receivable from Non-Guarantors	35	55
Other current assets	39	40
Current assets—affiliate	153	171
Total current assets	2,061	1,170

Property, plant and equipment, net of accumulated depreciation	2,918	2,946
Other non-current assets, net	113	109
Total assets	$5,092	$4,225

LIABILITIES
Current liabilities
Due to affiliates	$160	$193
Deferred revenue from Non-Guarantors	22	24
Other current liabilities	123	95
Other current liabilities from Non-Guarantors	—	2
Total current liabilities	305	314

Long-term debt, net of premium, discount and debt issuance costs	5,539	4,159
Finance lease liabilities	15	18
Other non-current liabilities	71	78
Non-current liabilities—affiliate	18	18
Total liabilities	$5,948	$4,587

Summarized Statement of Income (in millions)	Six Months Ended June 30, 2023

Revenues	$99
Revenues from Non-Guarantors	276
Total revenues	375

Operating costs and expenses	120
Operating costs and expenses—affiliate	104
Total operating costs and expenses	224

Income from operations	151
Net income	76

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

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$1,538	$1,586
Net cash used in investing activities	(155)	(239)
Net cash used in financing activities	(304)	(1,132)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$1,079	$215

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2023 and 2022 were $1,538 million and $1,586 million, respectively. The $48 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes which was partially offset by decreased cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices, and decreased regasification revenues.

Investing Cash Flows

Cash outflows for property, plant and equipment during the six months ended June 30, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the six months ended June 30, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from issuances of debt	$1,397	$—
Redemptions and repayments of debt	(200)	—
Debt issuance and other financing costs	(27)	—
Debt extinguishment costs	(1)	—
Distributions	(1,472)	(1,132)
Other	(1)	—
Net cash used in financing activities	$(304)	$(1,132)

Debt Activity

During the six months ended June 30, 2023, we issued an aggregate principal amount of $1.4 billion of 2033 CQP Senior Notes. Additionally, during the six months ended June 30, 2023, we repurchased $200 million of the 2024 SPL Senior Notes in the open market.

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

The following provides a summary of distributions paid by us during the six months ended June 30, 2023 and 2022:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
May 15, 2023	January 1 - March 31, 2023	$1.030	$499	$14	$201
February 14, 2023	October 1 - December 31, 2022	1.070	518	15	220

May 13, 2022	January 1 - March 31, 2022	1.050	508	15	210
February 14, 2022	October 1 - December 31, 2021	0.700	339	8	47

In addition, Tug Services distributed $4 million and $5 million during the six months ended June 30, 2023 and 2022, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest.

On July 28, 2023, with respect to the second quarter of 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of August 7, 2023 and the related general partner distribution to be paid on August 14, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

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

	June 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,241)	$420	$(3,741)	$565

See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about the derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, except for the update presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending June 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Eighth Supplemental Indenture, dated as of June 21, 2023, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 21, 2023)

10.1
Registration Rights Agreement, dated as of June 21, 2023, among the Partnership, the guarantors party thereto and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 21, 2023)

10.2*
Credit and Guaranty Agreement, dated as of June 23, 2023, among the Partnership, as borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Société Générale, Natixis, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, and Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants

10.3
Senior Revolving Credit and Guaranty Agreement, among SPL, as borrower, certain subsidiaries of SPL, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants (incorporated by reference to Exhibit 10.46 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.4
Fourth Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent (incorporated by reference to Exhibit 10.44 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.5*	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between SPL and BG Gulf Coast LNG, LLC, as amended
10.6*	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between SPL and GAIL (India) Limited, as amended
10.7*	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between SPL and Korea Gas Corporation, as amended
10.8*
Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between SPL and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended

10.9*
Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and Cheniere Marketing International LLP, dated August 5, 2014, as amended

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 2, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 2, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)