Form 10-Q
period 2023-09-30
Cheniere Energy Partners, L.P.
filed 2023-11-02
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 26, 2023, the registrant had 484,039,123 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” “the Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$1,564	$3,130	$5,085	$8,577
LNG revenues—affiliate	515	1,376	1,745	3,268
LNG revenues—related party	—	—	—	4
Regasification revenues	34	455	101	591
Other revenues	15	15	47	45
Total revenues	2,128	4,976	6,978	12,485

Operating costs and expenses
Cost of sales (excluding items shown separately below)	682	4,739	1,598	10,445
Cost of sales—affiliate	2	104	20	166
Cost of sales—related party	—	—	—	1
Operating and maintenance expense	211	189	680	550
Operating and maintenance expense—affiliate	38	39	120	118
Operating and maintenance expense—related party	14	18	44	45
General and administrative expense	2	3	8	3
General and administrative expense—affiliate	20	23	66	70
Depreciation and amortization expense	166	160	500	469
Other	4	—	6	—
Other—affiliate	1	—	1	—
Total operating costs and expenses	1,140	5,275	3,043	11,867

Income (loss) from operations	988	(299)	3,935	618

Other income (expense)
Interest expense, net of capitalized interest	(205)	(222)	(620)	(641)
Loss on modification or extinguishment of debt	(4)	—	(6)	—
Interest and dividend income	12	7	39	10
Total other expense	(197)	(215)	(587)	(631)

Net income (loss)	$791	$(514)	$3,348	$(13)

Basic and diluted net income (loss) per common unit (1)	$1.19	$(1.49)	$5.53	$(1.36)

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

(1)In computing basic and diluted net income (loss) per common unit, net income (loss) is reduced by the amount of undistributed net income (loss) allocated to participating securities other than common units, as required under the two-class method. See Note 12—Net Income (Loss) per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$499	$904
Restricted cash and cash equivalents	35	92
Trade and other receivables, net of current expected credit losses	287	627
Trade receivables—affiliate	167	551
Advances to affiliate	141	177
Inventory	131	160
Current derivative assets	34	24
Margin deposits	—	35
Other current assets, net	60	50
Total current assets	1,354	2,620

Property, plant and equipment, net of accumulated depreciation	16,341	16,725
Operating lease assets	83	89
Debt issuance costs, net of accumulated amortization	17	8
Derivative assets	111	28
Other non-current assets, net	166	163
Total assets	$18,072	$19,633

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$50	$32
Accrued liabilities	641	1,378
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	349	—
Due to affiliates	42	74
Deferred revenue	151	144
Deferred revenue—affiliate	1	3
Current operating lease liabilities	11	10
Current derivative liabilities	294	769
Other current liabilities	5	5
Total current liabilities	1,549	2,421

Long-term debt, net of discount and debt issuance costs	15,600	16,198
Operating lease liabilities	74	80
Finance lease liabilities	15	18
Derivative liabilities	1,731	3,024
Other non-current liabilities	52	—
Other non-current liabilities—affiliate	24	23

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both September 30, 2023 and December 31, 2022)	647	(1,118)
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both September 30, 2023 and December 31, 2022)	(1,620)	(1,013)
Total partners’ deficit	(973)	(2,131)
Total liabilities and partners’ deficit	$18,072	$19,633

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2023
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2022	484.0	$(1,118)	9.9	$(1,013)	$(2,131)
Net income	—	1,897	—	38	1,935
Distributions
Common units, $1.070/unit	—	(518)	—	—	(518)
General partner units	—	—	—	(236)	(236)
Balance at March 31, 2023	484.0	261	9.9	(1,211)	(950)
Net income	—	610	—	12	622
Distributions
Common units, $1.03/unit	—	(499)	—	—	(499)
General partner units	—	—	—	(219)	(219)
Balance at June 30, 2023	484.0	372	9.9	(1,418)	(1,046)
Net income	—	774	—	17	791
Distributions
Common units, $1.03/unit	—	(499)	—	—	(499)
General partner units	—	—	—	(219)	(219)
Balance at September 30, 2023	484.0	$647	9.9	$(1,620)	$(973)

Three and Nine Months Ended September 30, 2022
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	157	—	2	159
Novated IPM agreement (see Note 14)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $0.700/unit	—	(339)	—	—	(339)
General partner units	—	—	—	(56)	(56)
Balance at March 31, 2022	484.0	(1,870)	9.9	(360)	(2,230)
Net income	—	335	—	7	342
Distributions
Common units, $1.05/unit	—	(508)	—	—	(508)
General partner units	—	—	—	(229)	(229)
Balance at June 30, 2022	484.0	(2,043)	9.9	(582)	(2,625)
Net loss	—	(503)	—	(11)	(514)
Distributions
Common units, $1.06/unit	—	(513)	—	—	(513)
General partner units	—	—	—	(232)	(232)
Balance at September 30, 2022	484.0	$(3,059)	9.9	$(825)	$(3,884)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,348	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	500	469
Amortization of debt issuance costs, premium and discount	22	22
Loss on modification or extinguishment of debt	6	—
Total losses (gains) on derivative instruments, net	(1,867)	2,447
Net cash provided by (used for) settlement of derivative instruments	6	(54)
Other	16	28
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	340	(290)
Trade receivables—affiliate	384	(231)
Advances to affiliate	31	(10)
Inventory	30	(67)
Margin deposits	35	(52)
Contract assets	—	(387)
Accounts payable and accrued liabilities	(662)	592
Accrued liabilities—related party	(2)	5
Due to affiliates	(30)	2
Total deferred revenue	59	6
Other, net	(21)	(30)
Other, net—affiliate	(2)	5
Net cash provided by operating activities	2,193	2,442

Cash flows from investing activities
Property, plant and equipment, net	(170)	(356)
Other	(6)	—
Net cash used in investing activities	(176)	(356)

Cash flows from financing activities
Proceeds from issuances of debt	1,397	—
Redemptions and repayments of debt	(1,650)	—
Debt issuance and other financing costs	(32)	—
Debt extinguishment costs	(1)	—
Distributions	(2,190)	(1,877)
Other	(3)	—
Net cash used in financing activities	(2,479)	(1,877)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(462)	209
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	996	974
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$534	$1,183

Balances per Consolidated Balance Sheet:

September 30,
2023
Cash and cash equivalents	$499
Restricted cash and cash equivalents	35
Total cash, cash equivalents and restricted cash and cash equivalents	$534
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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, certain of our subsidiaries entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project with a potential production capacity of up to 20 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements as a result of the market transition from LIBOR to alternative reference rates. The temporary optional expedients under the standard became effective March 12, 2020 and will be available until December 31, 2024 following a subsequent amendment to the standard.

As further detailed in Note 9—Debt, all of our existing credit facilities include a variable interest rate indexed to SOFR, incorporated through replacements of previous credit facilities subsequent to the effective date of ASU 2020-04. We elected to apply the optional expedients as applicable to certain replaced facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

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
As of September 30, 2023, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

As of September 30, 2023 and December 31, 2022, we had $35 million and $92 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Trade receivables	$275	$603
Other receivables	12	24
Total trade and other receivables, net of current expected credit losses	$287	$627

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Materials	$104	$103
LNG	8	27
Natural gas	16	28
Other	3	2
Total inventory	$131	$160

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$20,122	$20,072
Construction-in-process	201	140
Accumulated depreciation	(4,004)	(3,512)
Total LNG terminal, net of accumulated depreciation	16,319	16,700
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(26)	(25)
Total fixed assets, net of accumulated depreciation	4	4
Assets under finance leases
Tug vessels	23	23
Accumulated depreciation	(5)	(2)
Total assets under finance leases, net of accumulated depreciation	18	21
Property, plant and equipment, net of accumulated depreciation	$16,341	$16,725

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$166	$158	$497	$465
Offsets to LNG terminal costs (1)	—	—	—	148

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

SPL has commodity derivatives consisting of natural gas supply contracts, including those under the IPM agreement, for the operation of the Liquefaction Project and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

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

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis, by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$13	$(1)	$(1,892)	$(1,880)	$(12)	$(10)	$(3,719)	$(3,741)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

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

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,892)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.543) - $0.510 / $0.040
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	103% - 422% / 213%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,255)	$(3,456)	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	294	(1,545)	1,275	(155)
Included in cost of sales, new deals (3)	8	—	23	—
Purchases and settlements:
Purchases (4)	—	3	—	(4,896)
Settlements (5)	59	(24)	522	(11)
Transfers out of level 3 (6)	2	(2)	7	—
Balance, end of period	$(1,892)	$(5,024)	$(1,892)	$(5,024)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$302	$(1,545)	$1,298	$(155)

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

Liquefaction Supply Derivatives

SPL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The firm terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,642 TBtu and 5,972 TBtu as of September 30, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of September 30, 2023.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	$—	$(3)	$—	$1
Cost of sales	365	(1,625)	1,867	(2,448)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2023	December 31, 2022
Current derivative assets	$34	$24
Derivative assets	111	28
Total derivative assets	145	52

Current derivative liabilities	(294)	(769)
Derivative liabilities	(1,731)	(3,024)
Total derivative liabilities	(2,025)	(3,793)

Derivative liability, net	$(1,880)	$(3,741)

(1)Does not include collateral posted by counterparties to us of $1 million as of September 30, 2023, which is included in other current liabilities on our Consolidated Balance Sheets, and collateral posted with counterparties by us of $35 million as of December 31, 2022, which is included in margin deposits on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2023	December 31, 2022
Gross assets	$172	$57
Offsetting amounts	(27)	(5)
Net assets	$145	$52

Gross liabilities	$(2,029)	$(3,814)
Offsetting amounts	4	21
Net liabilities	$(2,025)	$(3,793)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Natural gas purchases	$372	$1,017
Interest costs and related debt fees	151	218
LNG terminal and related pipeline costs	86	137
Other accrued liabilities	32	6
Total accrued liabilities	$641	$1,378

NOTE 9—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024 (the “2024 SPL Senior Notes”)	$350	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	10,482	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	10,482	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.95% due 2033 (the “2033 CQP Senior Notes”)	1,400	—
Total CQP Senior Notes	5,600	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	4,200
Total debt	16,082	16,332

Current debt, net of discount and debt issuance costs	(349)	—
Long-term portion of unamortized discount and debt issuance costs, net	(133)	(134)
Total long-term debt, net of discount and debt issuance costs	$15,600	$16,198

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2023 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (1)
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	284	—
Available commitment	$716	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (2)	0.075% - 0.30%	0.10% - 0.30%
Maturity date	June 23, 2028	June 23, 2028

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

As of September 30, 2023, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest cost	$207	$231	$626	$678
Capitalized interest	(2)	(9)	(6)	(37)
Total interest expense, net of capitalized interest	$205	$222	$620	$641

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$16,082	$14,943	$16,332	$15,386

(1)As of both September 30, 2023 and December 31, 2022, $1.2 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$1,564	$3,133	$5,085	$8,576
LNG revenues—affiliate	515	1,376	1,745	3,268
LNG revenues—related party	—	—	—	4
Regasification revenues	34	455	101	591
Other revenues	15	15	47	45
Total revenues from contracts with customers	2,128	4,979	6,978	12,484
Net derivative gain (loss) (1)	—	(3)	—	1
Total revenues	$2,128	$4,976	$6,978	$12,485

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates (the “Termination Agreement”), effective July 2022, for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, terminated on December 31, 2022, upon SPLNG’s receipt of the Termination Fee in December 2022. We allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which was recognized ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$1	$1

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2023
Deferred revenue, beginning of period	$144
Cash received but not yet recognized in revenue	203
Revenue recognized from prior period deferral	(144)
Deferred revenue, end of period	$203

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2023
Deferred revenue—affiliate, beginning of period	$8
Cash received but not yet recognized in revenue	6
Revenue recognized from prior period deferral	(8)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$48.4	8	$50.8	8
LNG revenues—affiliate	1.5	2	2.0	2
Regasification revenues	0.7	3	0.8	4
Total revenues	$50.6		$53.6

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that contractually are subject to additional liquefaction capacity beyond what is currently in construction or operation. The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	53%	78%	55%	74%
LNG revenues—affiliate	64%	77%	68%	76%
Regasification revenues	7%	1%	7%	2%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$513	$1,328	$1,742	$3,173
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	2	48	3	95
Total LNG revenues—affiliate	515	1,376	1,745	3,268

LNG revenues—related party
Natural Gas Transportation and Storage Agreements (1)	—	—	—	4

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	2	104	20	166

Cost of sales—related party
Natural Gas Transportation and Storage Agreements (1)	—	—	—	1

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	38	39	120	118

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	14	18	44	45

General and administrative expense—affiliate
Services Agreements (see Note 1)	20	23	66	70

Other—affiliate
Services Agreements (see Note 1)	1	—	1	—

(1)This related party is partially owned by Brookfield, who indirectly owns a portion of our limited partner interests.

Other Agreements

Terminal Marine Services Agreement

In connection with its tug boat leases, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Under this agreement, Tug Services distributed $4 million and $2 million during the three months ended September 30, 2023 and 2022, respectively, and $8 million and $7 million during the nine months ended September 30, 2023 and 2022, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

Cooperative Endeavor Agreements (“CEAs”)

SPLNG has executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish shall grant SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal as early as 2019. In 2018, SPLNG entered into a Memorandum of Understanding, which forgave $7 million of the dollar-for-dollar credits, and in 2022, an

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
agreement was reached to defer the commencement of the dollar-for-dollar credits until 2027. As of both September 30, 2023 and December 31, 2022, we had $17 million of amounts associated with dollar-for-dollar credits due on advance tax payments to the taxing authorities recorded to other non-current assets on our Consolidated Balance Sheets. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal. We had $17 million of other non-current liabilities—affiliate as of both September 30, 2023 and December 31, 2022 from these payments received from Cheniere Marketing.

NOTE 12—NET INCOME (LOSS) PER COMMON UNIT

Net income (loss) per common unit for a given period is based on the distributions to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On October 27, 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of November 6, 2023 and the related general partner distribution to be paid on November 14, 2023 with respect to the three months ended September 30, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended September 30, 2023
Net income	$791
Declared distributions	714	499	14	201
Assumed allocation of undistributed net income (1)	$77	75	1	—
Assumed allocation of net income		$574	$15	$201

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.19

Three Months Ended September 30, 2022
Net loss	$(514)
Declared distributions	753	518	15	220
Assumed allocation of undistributed net loss (1)	$(1,267)	(1,242)	(25)	—
Assumed allocation of net loss		$(724)	$(10)	$220

Weighted average units outstanding		484.0
Basic and diluted net loss per unit (2)		$(1.49)

Nine Months Ended September 30, 2023
Net income	$3,348
Declared distributions	2,142	1,496	43	603
Assumed allocation of undistributed net income (1)	$1,206	1,181	24	—
Assumed allocation of net income		$2,677	$67	$603

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$5.53

Nine Months Ended September 30, 2022
Net loss	$(13)
Declared distributions	2,229	1,539	45	645
Assumed allocation of undistributed net loss (1)	$(2,242)	(2,197)	(45)	—
Assumed allocation of net loss (1)		$(658)	$—	$645

Weighted average units outstanding		484.0
Basic and diluted net loss per unit		$(1.36)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	17%	18%	23%	23%	19%	27%
Customer B	18%	16%	16%	16%	14%	18%
Customer C	17%	14%	16%	16%	22%	*
Customer D	15%	16%	15%	16%	11%	18%
Customer E	*	10%	*	*	*	13%
Customer F	—%	12%	—%	*	*	*
Customer G	10%	*	11%	*	15%	*

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$658	$585
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net	31	147

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 14 years of weighted average remaining life as of September 30, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, certain of our subsidiaries entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project with a potential production capacity of up to 20 mtpa of LNG (the “SPL Expansion Project”). The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

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
•On January 2, 2023, Corey Grindal, formerly Executive Vice President, Worldwide Trading, was promoted to Executive Vice President and Chief Operating Officer of Cheniere Partners GP.

Operational

•As of October 26, 2023, approximately 2,270 cumulative LNG cargoes totaling approximately 155 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•On October 27, 2023, with respect to the third quarter of 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of November 6, 2023 and the related general partner distribution to be paid on November 14, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.
•We completed the following debt transactions:
◦In September 2023, SPL redeemed $50 million of its 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”).
◦In June 2023, we issued $1.4 billion aggregate principal amount of 5.95% Senior Notes due 2033 (the “2033 CQP Senior Notes”). Using contributed proceeds from the 2033 CQP Senior Notes together with cash on hand, SPL redeemed $1.4 billion of its 2024 SPL Senior Notes in July 2023.
◦In June 2023, we entered into a $1.0 billion Senior Unsecured Revolving Credit and Guaranty Agreement (the “CQP Revolving Credit Facility”), and SPL entered into a $1.0 billion Senior Secured Revolving

Credit and Guaranty Agreement (the “SPL Revolving Credit Facility”). The CQP Revolving Credit Facility and SPL Revolving Credit Facility each refinanced and replaced the respective existing credit facilities to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facilities.
•In August 2023, Fitch Ratings upgraded SPL’s senior secured debt and issuer credit ratings from BBB to BBB+ with a stable outlook.
•In February 2023, S&P Global Ratings upgraded its issuer credit rating of SPL from BBB to BBB+ with a stable outlook.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per unit data)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$1,564	$3,130	$(1,566)	$5,085	$8,577	$(3,492)
LNG revenues—affiliate	515	1,376	(861)	1,745	3,268	(1,523)
LNG revenues—related party	—	—	—	—	4	(4)
Regasification revenues	34	455	(421)	101	591	(490)
Other revenues	15	15	—	47	45	2
Total revenues	2,128	4,976	(2,848)	6,978	12,485	(5,507)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	682	4,739	(4,057)	1,598	10,445	(8,847)
Cost of sales—affiliate	2	104	(102)	20	166	(146)
Cost of sales—related party	—	—	—	—	1	(1)
Operating and maintenance expense	211	189	22	680	550	130
Operating and maintenance expense—affiliate	38	39	(1)	120	118	2
Operating and maintenance expense—related party	14	18	(4)	44	45	(1)
General and administrative expense	2	3	(1)	8	3	5
General and administrative expense—affiliate	20	23	(3)	66	70	(4)
Depreciation and amortization expense	166	160	6	500	469	31
Other	4	—	4	6	—	6
Other—affiliate	1	—	1	1	—	1
Total operating costs and expenses	1,140	5,275	(4,135)	3,043	11,867	(8,824)

Income (loss) from operations	988	(299)	1,287	3,935	618	3,317

Other income (expense)
Interest expense, net of capitalized interest	(205)	(222)	17	(620)	(641)	21
Loss on modification or extinguishment of debt	(4)	—	(4)	(6)	—	(6)
Interest and dividend income	12	7	5	39	10	29
Total other expense	(197)	(215)	18	(587)	(631)	44

Net income (loss)	$791	$(514)	$1,305	$3,348	$(13)	$3,361

Basic and diluted net income (loss) per common unit	$1.19	$(1.49)	$2.68	$5.53	$(1.36)	$6.89

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	362	363	(1)	1,118	1,110	8

Net income (loss)

The increases of $1.3 billion and $3.4 billion for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to the favorable variances of $2.0 billion and $4.3 billion, respectively, from changes in fair value and settlements of derivatives. During the three and nine months ended September 30, 2023, we recognized gains of $217 million and $1.5 billion, respectively, due to non-cash favorable changes in fair value of the IPM agreement with Tourmaline Oil Marketing Corp. (the “Tourmaline IPM Agreement”) as a result of lower volatility in international gas prices compared to the same periods of 2022 and declines in international forward commodity curves, as compared to losses of $1.3 billion and $2.2 billion in the three and nine months ended September 30, 2022, respectively, following the assignment of the Tourmaline IPM Agreement to SPL from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”) in March 2022. The 2022 losses following the assignment were primarily attributed to SPL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of SPL’s own nonperformance and shifts in the international forward commodity curve. The increases were partially offset by a reduction in LNG revenues, net of cost of sales and excluding the effect of derivatives (as further described above), of $261 million and $339 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, which was attributable to lower margins on LNG delivered. The remaining offsetting variance is primarily attributable to a decrease in our regasification revenues primarily as a result of the early termination of one of our TUA agreements in December 2022.

The following is additional discussion of the significant drivers of the variance in net income (loss) by line item:
Revenues

The $2.8 billion and $5.5 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$2.4 billion and $5.0 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 due to lower pricing per MMBtu, from decreased Henry Hub pricing; and
•$421 million and $490 million decreases in regasification revenues between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 due to the early termination of one of our TUA agreements in December 2022. See Note 10—Revenues of our Notes to Consolidated Financial Statements for additional information on the termination agreement.

Operating costs and expenses

The $4.1 billion and $8.8 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$2.0 billion and $4.3 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlements of derivatives included in cost of sales, from losses of $1.6 billion and $2.4 billion in the three and nine months ended September 30, 2022, respectively, to gains of $365 million and $1.9 billion in the three and nine months ended September 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM Agreement as discussed above under Net income (loss); and
•$2.2 billion and $4.7 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, in cost of sales excluding the effect of derivative changes described above, primarily as a result of $2.2 billion and $4.6 billion decreases, respectively, in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

The favorable variances were partially offset by increases in third party operating and maintenance expense of $22 million and $130 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. For the nine months ended September 30, 2023, increases in third party operating and maintenance expense were primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during June 2023. Further contributing to the increase in third party operating and maintenance expense during the three and nine months ended September 30, 2023 was other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022, we realized offsets to LNG terminal costs of $148 million corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not have any commissioning cargoes during the three months ended September 30, 2022 or the three and nine months ended September 30, 2023.

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

September 30, 2023
Cash and cash equivalents	$499
Restricted cash and cash equivalents designated for the Liquefaction Project	35
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	716
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,716

Total available liquidity	$2,250

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.
Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions under debt instruments executed by SPL limit its ability to distribute cash, including the following:
•SPL is required to deposit all cash received into restricted cash and cash equivalents accounts under certain of their debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. In addition, SPL’s operating costs are managed by subsidiaries of Cheniere under affiliate agreements, which may require SPL to advance cash to the respective affiliates, however the cash remains restricted to CQP for operation and construction of the Liquefaction Project; and
•SPL is restricted by affirmative and negative covenants included in certain of its debt agreements in its ability to make certain payments, including distributions, unless specific requirements are satisfied.
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
Supplemental Guarantor Information

The $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, and the 2033 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by each of our subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”).
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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$499	$904
Accounts receivable from Non-Guarantors	41	55
Other current assets	39	40
Current assets—affiliate	139	171
Total current assets	718	1,170

Property, plant and equipment, net of accumulated depreciation	2,919	2,946
Other non-current assets, net	111	109
Total assets	$3,748	$4,225

LIABILITIES
Current liabilities
Due to affiliates	$152	$193
Deferred revenue from Non-Guarantors	22	24
Other current liabilities	141	95
Other current liabilities from Non-Guarantors	—	2
Total current liabilities	315	314

Long-term debt, net of premium, discount and debt issuance costs	5,541	4,159
Finance lease liabilities	15	18
Other non-current liabilities	70	78
Non-current liabilities—affiliate	18	18
Total liabilities	$5,959	$4,587

Summarized Statement of Income (in millions)	Nine Months Ended September 30, 2023

Revenues	$148
Revenues from Non-Guarantors	409
Total revenues	557

Operating costs and expenses	181
Operating costs and expenses—affiliate	140
Operating costs and expenses—Non-Guarantors	9
Total operating costs and expenses	330

Income from operations	227
Net income	93

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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$2,193	$2,442
Net cash used in investing activities	(176)	(356)
Net cash used in financing activities	(2,479)	(1,877)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(462)	$209

Operating Cash Flows

The $249 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased Henry Hub pricing, and regasification fees. The decrease was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

Investing Cash Flows

Cash outflows for property, plant and equipment during the nine months ended September 30, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the nine months ended September 30, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuances of debt	$1,397	$—
Redemptions and repayments of debt	(1,650)	—
Debt issuance and other financing costs	(32)	—
Debt extinguishment costs	(1)	—
Distributions	(2,190)	(1,877)
Other	(3)	—
Net cash used in financing activities	$(2,479)	$(1,877)

Debt Activity

During the nine months ended September 30, 2023, we issued an aggregate principal amount of $1.4 billion of 2033 CQP Senior Notes, the proceeds of which were used with cash on hand to redeem $1.4 billion of the 2024 SPL Senior Notes. Additionally, during the nine months ended September 30, 2023, SPL purchased $200 million of the 2024 SPL Senior Notes in the open market and redeemed an additional $50 million of the 2024 SPL Senior Notes, which leaves only $350 million to be repaid for debt maturing in 2024.

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

The following provides a summary of distributions paid by us during the nine months ended September 30, 2023 and 2022:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
August 14, 2023	April 1 - June 30, 2023	$1.030	$499	$14	$201
May 15, 2023	January 1 - March 31, 2023	1.030	499	14	201
February 14, 2023	October 1 - December 31, 2022	1.070	518	15	220

August 12, 2022	April 1 - June 30, 2022	1.060	513	15	215
May 13, 2022	January 1 - March 31, 2022	1.050	508	15	210
February 14, 2022	October 1 - December 31, 2021	0.700	339	8	47

In addition, Tug Services distributed $8 million and $7 million during the nine months ended September 30, 2023 and 2022, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest.

On October 27, 2023, with respect to the third quarter of 2023, we declared a cash distribution of $1.03 per common unit to unitholders of record as of November 6, 2023 and the related general partner distribution to be paid on November 14, 2023. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.255 per unit.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

SPL has commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,880)	$392	$(3,741)	$565

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00076 Supplemental FERC Condition 80 Requirements, dated May 5, 2023, (ii) the Change Order CO-00077 Louisiana Sales and Use Tax Provisional Sum Closure, dated June 16, 2023, (iii) the Change Order CO-00078 Natural Gas Pipeline (NGPL) Security Coordination Provisional Sum Closure, dated June 22, 2023, (iv) the Change Order CO-00079 Insurance Provisional Sum Closure, dated July 27, 2023 and (v) the Change Order Co-00080 Borrowed Items, dated September 6, 2023

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	November 1, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 1, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)