Form 10-Q
period 2024-03-31
Cheniere Energy Partners, L.P.
filed 2024-05-03
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 25, 2024, the registrant had 484,040,623 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
LNG revenues	$1,720	$2,106
LNG revenues—affiliate	524	761
Regasification revenues	34	34
Other revenues	17	16
Total revenues	2,295	2,917

Operating costs and expenses
Cost of sales (excluding items shown separately below)	964	313
Cost of sales—affiliate	4	17
Operating and maintenance expense	200	206
Operating and maintenance expense—affiliate	43	44
Operating and maintenance expense—related party	13	16
General and administrative expense	3	3
General and administrative expense—affiliate	22	22
Depreciation and amortization expense	168	167
Other	3	—
Total operating costs and expenses	1,420	788

Income from operations	875	2,129

Other income (expense)
Interest expense, net of capitalized interest	(202)	(208)
Interest and dividend income	9	14
Total other expense	(193)	(194)

Net income	$682	$1,935

Basic and diluted net income per common unit (1)	$1.18	$3.50

Weighted average basic and diluted number of common units outstanding	484.0	484.0

(1)In computing basic and diluted net income per common unit, net income is reduced by the amount of undistributed net income allocated to participating securities other than common units, as required under the two-class method. See Note 12—Net Income per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$333	$575
Restricted cash and cash equivalents	59	56
Trade and other receivables, net of current expected credit losses	237	373
Trade receivables—affiliate	160	278
Advances to affiliate	109	84
Inventory	134	142
Current derivative assets	37	30
Other current assets, net	33	43
Other current assets—affiliate	1	—
Total current assets	1,103	1,581

Property, plant and equipment, net of accumulated depreciation	16,071	16,212
Operating lease assets	78	81
Derivative assets	59	40
Other non-current assets, net	186	188
Total assets	$17,497	$18,102

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$34	$69
Accrued liabilities	488	806
Accrued liabilities—related party	5	5
Current debt, net of unamortized debt issuance costs	2,145	300
Due to affiliates	32	55
Deferred revenue	84	114
Deferred revenue—affiliate	—	3
Current derivative liabilities	144	196
Other current liabilities	16	18
Total current liabilities	2,948	1,566

Long-term debt, net of unamortized discount and debt issuance costs	13,616	15,606
Operating lease liabilities	69	71
Finance lease liabilities	13	14
Derivative liabilities	1,566	1,531
Other non-current liabilities	84	75
Other non-current liabilities—affiliate	23	23

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both March 31, 2024 and December 31, 2023)	1,205	1,038
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both March 31, 2024 and December 31, 2023)	(2,027)	(1,822)
Total partners’ deficit	(822)	(784)
Total liabilities and partners’ deficit	$17,497	$18,102

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in millions)
(unaudited)

Three Months Ended March 31, 2024
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2023	484.0	$1,038	9.9	$(1,822)	$(784)
Net income	—	668	—	14	682
Distributions
Common units, $1.035/unit	—	(501)	—	—	(501)
General partner units	—	—	—	(219)	(219)
Balance at March 31, 2024	484.0	$1,205	9.9	$(2,027)	$(822)

Three Months Ended March 31, 2023
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2022	484.0	$(1,118)	9.9	$(1,013)	$(2,131)
Net income	—	1,897	—	38	1,935
Distributions
Common units, $1.070/unit	—	(518)	—	—	(518)
General partner units	—	—	—	(236)	(236)
Balance at March 31, 2023	484.0	$261	9.9	$(1,211)	$(950)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$682	$1,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	168	167
Amortization of discount and debt issuance costs	7	7
Total gains on derivative instruments, net	(55)	(1,260)
Net cash provided by (used for) settlement of derivative instruments	12	(11)
Other	5	6
Changes in operating assets and liabilities:
Trade and other receivables	136	358
Trade receivables—affiliate	118	288
Advances to affiliate	(25)	18
Inventory	8	10
Accounts payable and accrued liabilities	(343)	(617)
Accrued liabilities—related party	—	(2)
Due to affiliates	(22)	(40)
Total deferred revenue	(21)	(61)
Other, net	3	53
Other, net—affiliate	(4)	(4)
Net cash provided by operating activities	669	847

Cash flows from investing activities
Property, plant and equipment, net	(36)	(89)
Other	(1)	(5)
Net cash used in investing activities	(37)	(94)

Cash flows from financing activities
Repayments of debt	(150)	—
Distributions	(720)	(754)
Other	(1)	(1)
Net cash used in financing activities	(871)	(755)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(239)	(2)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	631	996
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$392	$994

Balances per Consolidated Balance Sheet:

March 31,
2024
Cash and cash equivalents	$333
Restricted cash and cash equivalents	59
Total cash, cash equivalents and restricted cash and cash equivalents	$392
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. Additionally, the Sabine Pass LNG Terminal includes a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are pursuing an expansion project to provide additional liquefaction capacity, and we have commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.

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
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, which, as defined in our partnership agreement, is generally our cash on hand at the end of a quarter less the amount of any reserves established by our general partner. All distributions we have paid to date have been made from accumulated operating surplus as defined in the partnership agreement.
As of March 31, 2024, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

As of March 31, 2024 and December 31, 2023, we had $59 million and $56 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is contractually or legally restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Trade receivables	$235	$364
Other receivables	2	9
Total trade and other receivables, net of current expected credit losses	$237	$373

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Materials	$109	$107
LNG	7	12
Natural gas	16	22
Other	2	1
Total inventory	$134	$142

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$20,194	$20,176
Construction-in-process	196	189
Accumulated depreciation	(4,339)	(4,173)
Total LNG terminal, net of accumulated depreciation	16,051	16,192
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(26)	(26)
Total fixed assets, net of accumulated depreciation	4	3
Assets under finance leases
Tug vessels	23	23
Accumulated depreciation	(7)	(6)
Total assets under finance leases, net of accumulated depreciation	16	17
Property, plant and equipment, net of accumulated depreciation	$16,071	$16,212

Depreciation expense was $167 million and $165 million during the three months ended March 31, 2024 and 2023, respectively.

NOTE 7—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreements, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow, fair value or net investment hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$18	$3	$(1,635)	$(1,614)	$18	$1	$(1,676)	$(1,657)

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could be significant to our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,635)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.470) - $0.445 / $0.025
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	92% - 502% / 187%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(1,676)	$(3,719)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(2)	1,049
Included in cost of sales, new deals (3)	9	3
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	34	165
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,635)	$(2,502)
Favorable changes in fair value relating to instruments still held at the end of the period	$7	$1,052

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All existing counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when the derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where the derivative instruments are in a liability position. We incorporate both our nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of March 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,199 TBtu and 6,245 TBtu as of March 31, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of March 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2024	2023
Cost of sales	$55	$1,260

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	March 31, 2024	December 31, 2023
Current derivative assets	$37	$30
Derivative assets	59	40
Total derivative assets	96	70

Current derivative liabilities	(144)	(196)
Derivative liabilities	(1,566)	(1,531)
Total derivative liabilities	(1,710)	(1,727)

Derivative liability, net	$(1,614)	$(1,657)

(1)Does not include collateral posted with counterparties by us of $1 million and zero as of March 31, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Consolidated Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of March 31, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2024	December 31, 2023
Gross assets	$130	$88
Offsetting amounts	(34)	(18)
Net assets	$96	$70

Gross liabilities	$(1,713)	$(1,746)
Offsetting amounts	3	19
Net liabilities	$(1,710)	$(1,727)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Natural gas purchases	$263	$464
Interest costs and related debt fees	145	256
LNG terminal and related pipeline costs	63	77
Other accrued liabilities	17	9
Total accrued liabilities	$488	$806

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
SPL:
Senior Secured Notes:
5.750% due 2024 (the “2024 SPL Senior Notes”)	$150	$300
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	10,282	10,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	10,282	10,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033 (the “2033 CQP Senior Notes”)	1,400	1,400
Total CQP Senior Notes	5,600	5,600
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	5,600
Total debt	15,882	16,032

Current debt, net of unamortized debt issuance costs	(2,145)	(300)
Unamortized discount and debt issuance costs	(121)	(126)
Total long-term debt, net of unamortized discount and debt issuance costs	$13,616	$15,606

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2024 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	272	—
Available commitment	$728	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Maturity date	June 23, 2028	June 23, 2028

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

As of March 31, 2024, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Total interest cost	$204	$210
Capitalized interest	(2)	(2)
Total interest expense, net of capitalized interest	$202	$208

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$15,882	$15,345	$16,032	$15,636

(1)As of both March 31, 2024 and December 31, 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers
LNG revenues	$1,720	$2,106
LNG revenues—affiliate	524	761
Regasification revenues	34	34
Other revenues	17	16
Total revenues from contracts with customers	$2,295	$2,917

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue, beginning of period	$190
Cash received but not yet recognized in revenue	168
Revenue recognized from prior period deferral	(190)
Deferred revenue, end of period	$168

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	6
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$46.7	8	$47.6	8
LNG revenues—affiliate	1.1	2	1.4	2
Regasification revenues	0.6	3	0.7	3
Total revenues	$48.4		$49.7

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions are considered probable of being met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs as well as variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2024	2023
LNG revenues	50%	61%
LNG revenues—affiliate	63%	73%
Regasification revenues	8%	7%

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$524	$761

Cost of sales—affiliate
Cheniere Marketing Agreements	4	—
Contracts for Sale and Purchase of Natural Gas and LNG	—	17
Total cost of sales—affiliate	4	17

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	43	44

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	13	16

General and administrative expense—affiliate
Services Agreements (see Note 1)	22	22

(1)This related party is partially owned by Brookfield, who indirectly owns a portion of our limited partner interests.
We had $32 million and $55 million due to affiliates as of March 31, 2024 and December 31, 2023, respectively, under the agreements with affiliates referenced in the above table.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 10—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $1 million during both the three months ended March 31, 2024 and 2023 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Deficit.

NOTE 12—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
during the period are presented on the Consolidated Statements of Partners’ Deficit. On April 29, 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of May 9, 2024 and the related general partner distribution to be paid on May 15, 2024 with respect to the three months ended March 31, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.

The two-class method dictates that net income for a period be reduced by the amount of available cash that will be distributed with respect to that period and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Undistributed income is allocated to participating securities based on the distribution waterfall for available cash specified in the partnership agreement. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units and other participating securities on a pro rata basis based on provisions of the partnership agreement. Distributions are treated as distributed earnings in the computation of earnings per common unit in the current period even though cash distributions are not necessarily derived from current period earnings.

The following table provides a reconciliation of net income and the allocation of net income to the common units, the subordinated units, the general partner units and IDRs for purposes of computing basic and diluted net income per unit (in millions, except per unit data).

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended March 31, 2024
Net income	$682
Declared distributions	501	392	10	99
Assumed allocation of undistributed net income (1)	$181	177	4	—
Assumed allocation of net income		$569	$14	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.18

Three Months Ended March 31, 2023
Net income	$1,935
Declared distributions	714	499	14	201
Assumed allocation of undistributed net income (1)	$1,221	1,197	24	—
Assumed allocation of net income		$1,696	$38	$201

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$3.50

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	24%	27%	23%	22%
Customer B	15%	17%	16%	16%
Customer C	14%	15%	29%	12%
Customer D	13%	15%	*	15%
Customer E	12%	11%	*	12%
Customer F	*	—%	13%	—%

* Less than 10%

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$304	$252
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	20	44

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
•statements relating to our goals, commitments and strategies in relation to environmental matters;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and
•any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total anticipated production from the Liquefaction Project with approximately 14 years of weighted average remaining life as of March 31, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.
We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the Liquefaction Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). In February 2024, certain of our subsidiaries submitted an application to the FERC under the Natural Gas Act (the “NGA”) for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. The development of the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:

Strategic

•In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking.
Operational

•As of April 25, 2024, over 2,490 cumulative LNG cargoes totaling over 170 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•On April 29, 2024, with respect to the first quarter of 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of May 9, 2024 and the related general partner distribution to be paid on May 15, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.
•In March 2024, SPL prepaid $150 million of outstanding aggregate principal amount of its 5.750% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”).

Results of Operations

	Three Months Ended March 31,
(in millions, except per unit data)	2024	2023	Variance
Revenues
LNG revenues	$1,720	$2,106	$(386)
LNG revenues—affiliate	524	761	(237)
Regasification revenues	34	34	—
Other revenues	17	16	1
Total revenues	2,295	2,917	(622)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	964	313	651
Cost of sales—affiliate	4	17	(13)
Operating and maintenance expense	200	206	(6)
Operating and maintenance expense—affiliate	43	44	(1)
Operating and maintenance expense—related party	13	16	(3)
General and administrative expense	3	3	—
General and administrative expense—affiliate	22	22	—
Depreciation and amortization expense	168	167	1
Other	3	—	3
Total operating costs and expenses	1,420	788	632

Income from operations	875	2,129	(1,254)

Other income (expense)
Interest expense, net of capitalized interest	(202)	(208)	6
Interest and dividend income	9	14	(5)
Total other expense	(193)	(194)	1

Net income	$682	$1,935	$(1,253)

Basic and diluted net income per common unit	$1.18	$3.50	$(2.32)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2024	2023	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	417	403	14
Net income

Substantially all of the unfavorable variance of $1.3 billion in net income for the three months ended March 31, 2024 as compared to the same period of 2023 was attributable to unfavorable changes in fair value and settlements of derivatives of $1.2 billion between the periods. The derivative variance was substantially all due to significant decrease in gains attributable to our IPM agreement with Tourmaline Oil Marketing Corp, which changed from a gain of $1.0 billion in the three months ended March 31, 2023 to a gain of $6 million in the three months ended March 31, 2024, due to moderation of changes in volatility in international gas prices during the current period relative to the same period of 2023. Excluding the aforementioned changes in fair value and settlements of derivatives, LNG revenues, net of cost of sales was relatively consistent between the comparable periods.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

We had a $622 million decrease in revenues between the three months ended March 31, 2024 as compared to the same period of 2023, which was primarily attributable to a $731 million decrease from lower pricing per MMBtu as a result of decreased Henry Hub pricing, partially offset by a $104 million increase from higher production volume largely due to reduced operating and maintenance activities compared to the same period of 2023 and colder weather.

Operating costs and expenses

The $632 million increase between the three months ended March 31, 2024 and 2023 was attributable to a $1.2 billion unfavorable variance from changes in fair value and settlements of derivatives included in cost of sales, from a $1.3 billion gain in the three months ended March 31, 2023 to a $55 million gain in the three months ended March 31, 2024, primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gains in fair value of our commodity derivatives indexed to such prices during the three months ended March 31, 2024, specifically associated with the Tourmaline IPM Agreement as discussed above under Net income. This increase was partially offset by a $567 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $515 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

March 31, 2024
Cash and cash equivalents	$333
Restricted cash and cash equivalents designated for the Liquefaction Project	59
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	728
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,728

Total available liquidity	$2,120

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2024. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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
Despite the restrictions noted above, we believe that sufficient flexibility exists to enable each independent capital structure to meet its currently anticipated cash requirements. The sources of liquidity at SPL primarily fund the cash requirements of SPL, and any remaining liquidity not subject to restriction, as supplemented by liquidity provided by our other operations, is available to enable CQP to meet its cash requirements.
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”) consist of the CQP Revolving Credit Facility, the $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, and the 5.950% Senior Notes due 2033 (the “2033 CQP Senior Notes” and each of the foregoing series together with the 2033 CQP Senior Notes, the “CQP Senior Notes”), all of which are jointly and severally guaranteed by certain subsidiaries of CQP, as prescribed within the respective debt agreements (each a “Guarantor” and collectively, the “CQP Guarantors”).
The CQP Guarantors’ guarantees of such obligations are full and unconditional, subject to certain release provisions including, as applicable, (1) the sale, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of a Guarantor, (2) the liquidation or dissolution of a Guarantor, (3) following the release of a

Guarantor from another guarantee that resulted in the creation of its guarantee of the Guaranteed Obligation and (4) the legal defeasance or satisfaction and discharge of obligations under the indenture governing the CQP Senior Notes. In the event of a default in payment of the principal or interest by us, whether at maturity of the respective debt obligation or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the CQP Guarantors to enforce the guarantee.
The Guaranteed Obligations contain affirmative and negative covenants that are customary for the respective debt instrument, including, with limited exceptions, restrictions on CQP’s and the CQP Guarantors’ ability to incur additional indebtedness and/or liens, enter into hedging arrangements and/or engage in transactions with affiliates. The Guaranteed Obligations also include events of default that are customary for the respective debt instrument, which are subject to customary grace periods and materiality standards.

The rights of holders of the Guaranteed Obligations against the CQP Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. Each guarantee contains a provision intended to limit the CQP Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of the CQP Guarantors. Moreover, this provision may not be effective to protect the guarantee from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.

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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$333	$575
Trade receivables from Non-Guarantors	28	55
Other current assets, net	—	39
Current assets—affiliate	112	86
Current assets with Non-Guarantors	37	1
Total current assets	510	756

Property, plant and equipment, net of accumulated depreciation	2,904	2,915
Other non-current assets, net	108	110
Total assets	$3,522	$3,781

LIABILITIES
Current liabilities
Due to affiliates	$126	$121
Deferred revenue from Non-Guarantors	22	3
Other current liabilities	123	177
Other current liabilities from Non-Guarantors	1	—
Total current liabilities	272	301

Long-term debt, net of premium, discount and debt issuance costs	5,544	5,542
Finance lease liabilities	13	14
Other non-current liabilities	64	67
Non-current liabilities—affiliate	17	18
Total liabilities	$5,910	$5,942

Summarized Statement of Operations (in millions)	Three Months Ended March 31, 2024

Revenues	$51
Revenues from Non-Guarantors	140
Total revenues	191

Operating costs and expenses	59
Operating costs and expenses—affiliate	52
Operating costs and expenses—Non-Guarantors	1
Total operating costs and expenses	112

Income from operations	79
Net income	18

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$669	$847
Net cash used in investing activities	(37)	(94)
Net cash used in financing activities	(871)	(755)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(239)	$(2)

Operating Cash Flows

The $178 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu, primarily as a result of decreased Henry Hub pricing. The decrease was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the three months ended March 31, 2024 and 2023 were primarily related to optimization and other site improvement projects.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Repayments of debt	(150)	—
Distributions	(720)	(754)
Other	(1)	(1)
Net cash used in financing activities	$(871)	$(755)

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
The following provides a summary of distributions paid by us during the three months ended March 31, 2024 and 2023:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204
February 14, 2023	October 1 - December 31, 2022	1.070	518	15	220

In addition, Tug Services distributed $1 million during both the three months ended March 31, 2024 and 2023 to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest.

On April 29, 2024, with respect to the first quarter of 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of May 9, 2024 and the related general partner distribution to be paid on May 15, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,614)	$351	$(1,657)	$362

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2024, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00081 Subproject 6(a) Letter of Credit Reduction, dated August 30, 2023

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2024)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 2, 2024	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 2, 2024	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)