Form 10-Q
period 2024-09-30
Cheniere Energy Partners, L.P.
filed 2024-10-31
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 25, 2024, the registrant had 484,046,623 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$1,479	$1,564	$4,653	$5,085
LNG revenues—affiliate	526	515	1,441	1,745
Regasification revenues	34	34	102	101
Other revenues	16	15	48	47
Total revenues	2,055	2,128	6,244	6,978

Operating costs and expenses
Cost of sales (excluding items shown separately below)	773	682	2,398	1,598
Cost of sales—affiliate	—	2	4	20
Operating and maintenance expense	200	211	610	680
Operating and maintenance expense—affiliate	41	38	123	120
Operating and maintenance expense—related party	15	14	44	44
General and administrative expense	2	2	8	8
General and administrative expense—affiliate	23	20	68	66
Depreciation and amortization expense	171	166	509	500
Other operating costs and expenses	2	4	10	6
Other operating costs and expenses—affiliate	1	1	2	1
Total operating costs and expenses	1,228	1,140	3,776	3,043

Income from operations	827	988	2,468	3,935

Other income (expense)
Interest expense, net of capitalized interest	(199)	(205)	(603)	(620)
Loss on modification or extinguishment of debt	—	(4)	(3)	(6)
Interest and dividend income	7	12	25	39
Total other expense	(192)	(197)	(581)	(587)

Net income	$635	$791	$1,887	$3,348

Basic and diluted net income per common unit (1)	$1.08	$1.19	$3.21	$5.53

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

(1)In computing basic and diluted net income per common unit, net income is reduced by the amount of undistributed net income allocated to participating securities other than common units, as required under the two-class method. See Note 11—Net Income per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$331	$575
Restricted cash and cash equivalents	80	56
Trade and other receivables, net of current expected credit losses	239	373
Trade receivables—affiliate	199	278
Advances to affiliate	82	84
Inventory	135	142
Current derivative assets	50	30
Prepaid expenses	53	42
Other current assets, net	17	1
Total current assets	1,186	1,581

Property, plant and equipment, net of accumulated depreciation	15,868	16,212
Operating lease assets	79	81
Derivative assets	64	40
Other non-current assets, net	188	188
Total assets	$17,385	$18,102

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$51	$69
Accrued liabilities	564	806
Accrued liabilities—related party	5	5
Current debt, net of unamortized discount and debt issuance costs	700	300
Due to affiliates	42	55
Deferred revenue	136	114
Deferred revenue—affiliate	1	3
Current derivative liabilities	222	196
Other current liabilities	8	18
Total current liabilities	1,729	1,566

Long-term debt, net of unamortized discount and debt issuance costs	14,756	15,606
Operating lease liabilities	77	71
Finance lease liabilities	69	14
Derivative liabilities	1,256	1,531
Other non-current liabilities	101	75
Other non-current liabilities—affiliate	23	23
Total liabilities	18,011	18,886

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both September 30, 2024 and December 31, 2023)	1,602	1,038
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both September 30, 2024 and December 31, 2023)	(2,228)	(1,822)
Total partners’ deficit	(626)	(784)
Total liabilities and partners’ deficit	$17,385	$18,102

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2024
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2023	484.0	$1,038	9.9	$(1,822)	$(784)
Net income	—	668	—	14	682
Distributions
Common units, $1.035/unit	—	(501)	—	—	(501)
General partner units	—	—	—	(219)	(219)
Balance at March 31, 2024	484.0	1,205	9.9	(2,027)	(822)
Net income	—	559	—	11	570
Distributions
Common units, $0.810/unit	—	(392)	—	—	(392)
General partner units	—	—	—	(112)	(112)
Balance at June 30, 2024	484.0	1,372	9.9	(2,128)	(756)
Net income	—	622	—	13	635
Distributions
Common units, $0.810/unit	—	(392)	—	—	(392)
General partner units	—	—	—	(113)	(113)
Balance at September 30, 2024	484.0	$1,602	9.9	$(2,228)	$(626)

Three and Nine Months Ended September 30, 2023
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2022	484.0	$(1,118)	9.9	$(1,013)	$(2,131)
Net income	—	1,897	—	38	1,935
Distributions
Common units, $1.070/unit	—	(518)	—	—	(518)
General partner units	—	—	—	(236)	(236)
Balance at March 31, 2023	484.0	261	9.9	(1,211)	(950)
Net income	—	610	—	12	622
Distributions
Common units, $1.03/unit	—	(499)	—	—	(499)
General partner units	—	—	—	(219)	(219)
Balance at June 30, 2023	484.0	372	9.9	(1,418)	(1,046)
Net income	—	774	—	17	791
Distributions
Common units, $1.03/unit	—	(499)	—	—	(499)
General partner units	—	—	—	(219)	(219)
Balance at September 30, 2023	484.0	$647	9.9	$(1,620)	$(973)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$1,887	$3,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	509	500
Amortization of discount and debt issuance costs	20	22
Loss on modification or extinguishment of debt	3	6
Total gains on derivative instruments, net	(316)	(1,867)
Net cash provided by settlement of derivative instruments	23	6
Other	13	16
Changes in operating assets and liabilities:
Trade and other receivables	134	340
Trade receivables—affiliate	79	384
Inventory	6	30
Accounts payable and accrued liabilities	(259)	(662)
Accrued liabilities—related party	—	(2)
Total deferred revenue	47	59
Other, net	(41)	14
Other, net—affiliate	(13)	(1)
Net cash provided by operating activities	2,092	2,193

Cash flows from investing activities
Property, plant and equipment, net	(105)	(170)
Other	(7)	(6)
Net cash used in investing activities	(112)	(176)

Cash flows from financing activities
Proceeds from issuances of debt	1,228	1,397
Redemptions and repayments of debt	(1,680)	(1,650)
Debt issuance and other financing costs	(15)	(32)
Distributions	(1,729)	(2,190)
Other	(4)	(4)
Net cash used in financing activities	(2,200)	(2,479)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(220)	(462)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	631	996
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$411	$534

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

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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
As of September 30, 2024, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Trade receivables	$233	$364
Other receivables	6	9
Total trade and other receivables, net of current expected credit losses	$239	$373

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Materials	$113	$107
Natural gas	14	22
LNG	7	12
Other	1	1
Total inventory	$135	$142

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$20,250	$20,176
Construction-in-process	211	189
Accumulated depreciation	(4,669)	(4,173)
Total LNG terminal, net of accumulated depreciation	15,792	16,192
Fixed assets
Fixed assets	32	29
Accumulated depreciation	(27)	(26)
Total fixed assets, net of accumulated depreciation	5	3
Assets under finance leases
Tug vessels	74	23
Accumulated depreciation	(3)	(6)
Total assets under finance leases, net of accumulated depreciation	71	17
Property, plant and equipment, net of accumulated depreciation	$15,868	$16,212

Depreciation expense was $169 million and $166 million during the three months ended September 30, 2024 and 2023, respectively, and $505 million and $497 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$5	$7	$(1,376)	$(1,364)	$18	$1	$(1,676)	$(1,657)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,376)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.700) - $0.481 / $0.036
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	70% - 411% / 185%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$(1,495)	$(2,255)	$(1,676)	$(3,719)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	46	294	163	1,275
Included in cost of sales, new deals (3)	2	8	17	23
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	69	59	119	522
Transfers out of level 3 (6)	2	2	1	7
Balance, end of period	$(1,376)	$(1,892)	$(1,376)	$(1,892)
Favorable changes in fair value relating to instruments still held at the end of the period	$48	$302	$180	$1,298

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of September 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,744 TBtu and 6,245 TBtu as of September 30, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2024 and December 31, 2023.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$152	$365	$316	$1,867

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
Current derivative assets	$50	$30
Derivative assets	64	40
Total derivative assets	114	70

Current derivative liabilities	(222)	(196)
Derivative liabilities	(1,256)	(1,531)
Total derivative liabilities	(1,478)	(1,727)

Derivative liability, net	$(1,364)	$(1,657)

(1)Does not include collateral posted with counterparties by us of $12 million and zero as of September 30, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Consolidated Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2024	December 31, 2023
Gross assets	$176	$88
Offsetting amounts	(62)	(18)
Net assets	$114	$70

Gross liabilities	$(1,478)	$(1,746)
Offsetting amounts	—	19
Net liabilities	$(1,478)	$(1,727)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Natural gas purchases	$303	$464
Interest costs and related debt fees	161	256
LNG terminal and related pipeline costs	69	77
Other accrued liabilities	31	9
Total accrued liabilities	$564	$806

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
SPL:
Senior Secured Notes:
5.750% due 2024	$—	$300
5.625% due 2025	650	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total SPL Senior Secured Notes	8,782	10,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,782	10,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	—
Total CQP Senior Notes	6,800	5,600
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	5,600
Total debt	15,582	16,032

Current debt, net of unamortized discount and debt issuance costs (1)	(700)	(300)
Unamortized discount and debt issuance costs	(126)	(126)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,756	$15,606

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2024 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	234	—
Available commitment	$766	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Maturity date	June 23, 2028	June 23, 2028

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

As of September 30, 2024, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest cost	$201	$207	$609	$626
Capitalized interest	(2)	(2)	(6)	(6)
Total interest expense, net of capitalized interest	$199	$205	$603	$620

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$15,582	$15,490	$16,032	$15,636

(1)As of both September 30, 2024 and December 31, 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues	$1,479	$1,564	$4,653	$5,085
LNG revenues—affiliate	526	515	1,441	1,745
Regasification revenues	34	34	102	101
Other revenues	16	15	48	47
Total revenues from contracts with customers	$2,055	$2,128	$6,244	$6,978

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2024
Deferred revenue, beginning of period	$190
Cash received but not yet recognized in revenue	237
Revenue recognized from prior period deferral	(190)
Deferred revenue, end of period	$237

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2024
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$5

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$45.2	7	$47.6	8
LNG revenues—affiliate	0.8	1	1.4	2
Regasification revenues	0.6	3	0.7	3
Total revenues	$46.6		$49.7

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

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues	50%	53%	49%	55%
LNG revenues—affiliate	65%	64%	63%	68%
Regasification revenues	8%	7%	8%	7%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$526	$513	$1,441	$1,742
Contracts for Sale and Purchase of Natural Gas and LNG	—	2	—	3
Total LNG revenues—affiliate	526	515	1,441	1,745

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	4	—
Contracts for Sale and Purchase of Natural Gas and LNG	—	2	—	20
Total cost of sales—affiliate	—	2	4	20

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	41	38	123	120

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	15	14	44	44

General and administrative expense—affiliate
Services Agreements (see Note 1)	23	20	68	66

Other operating costs and expenses—affiliate
Services Agreements (see Note 1)	1	1	2	1

(1)These arrangements are with a party who indirectly owns a portion of our limited partner interests.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 9—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $4 million during each of the three months ended September 30, 2024 and 2023 and $8 million during each of the nine months ended September 30, 2024 and 2023 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Deficit.

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Deficit. On October 25, 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of November 4, 2024, and the related general partner distribution, to be paid on November 14, 2024 with respect to the three months ended September 30, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended September 30, 2024
Net income	$635
Declared distributions	501	392	10	99
Assumed allocation of undistributed net income (1)	$134	132	3	—
Assumed allocation of net income		$524	$13	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.08

Three Months Ended September 30, 2023
Net income	$791
Declared distributions	714	499	14	201
Assumed allocation of undistributed net income (1)	$77	75	1	—
Assumed allocation of net income		$574	$15	$201

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.19

Nine Months Ended September 30, 2024
Net income	$1,887
Declared distributions	1,503	1,176	30	297
Assumed allocation of undistributed net income (1)	$384	376	8	—
Assumed allocation of net income		$1,552	$38	$297

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$3.21

Nine Months Ended September 30, 2023
Net income	$3,348
Declared distributions	2,142	1,496	43	603
Assumed allocation of undistributed net income (1)	$1,206	1,181	24	—
Assumed allocation of net income		$2,677	$67	$603

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$5.53

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	17%	17%	22%	23%	17%	22%
Customer B	18%	17%	15%	16%	*	16%
Customer C	15%	18%	15%	16%	16%	12%
Customer D	16%	15%	14%	15%	12%	15%
Customer E	*	10%	11%	11%	*	12%
Customer F	*	*	*	*	11%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$671	$658
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net (1)	20	31
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease liabilities (2)	3	—
Finance lease liabilities (3)	59	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of $33 million reclassified from operating leases to finance leases during the nine months ended September 30, 2024, as a result of modifications of the underlying tug vessel leases.
(3)Net of $15 million reclassified from finance leases to operating leases during the nine months ended September 30, 2024, as a result of modifications of the underlying tug vessel leases.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project with approximately 14 years of weighted average remaining life as of September 30, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.
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

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2024, Cheniere published Energy Secured, Benefits Delivered, its fifth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:

Strategic

•In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received.
Operational

•As of October 25, 2024, approximately 2,700 cumulative LNG cargoes totaling over 185 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•On October 25, 2024, with respect to the third quarter of 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of November 4, 2024, and the related general partner distribution, to be paid on November 14, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.
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

•During the three and nine months ended September 30, 2024, SPL repaid $150 million and $450 million, respectively, of outstanding aggregate principal amounts of its senior secured notes.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per unit data)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$1,479	$1,564	$(85)	$4,653	$5,085	$(432)
LNG revenues—affiliate	526	515	11	1,441	1,745	(304)
Regasification revenues	34	34	—	102	101	1
Other revenues	16	15	1	48	47	1
Total revenues	2,055	2,128	(73)	6,244	6,978	(734)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	773	682	91	2,398	1,598	800
Cost of sales—affiliate	—	2	(2)	4	20	(16)
Operating and maintenance expense	200	211	(11)	610	680	(70)
Operating and maintenance expense—affiliate	41	38	3	123	120	3
Operating and maintenance expense—related party	15	14	1	44	44	—
General and administrative expense	2	2	—	8	8	—
General and administrative expense—affiliate	23	20	3	68	66	2
Depreciation and amortization expense	171	166	5	509	500	9
Other operating costs and expenses	2	4	(2)	10	6	4
Other operating costs and expenses—affiliate	1	1	—	2	1	1
Total operating costs and expenses	1,228	1,140	88	3,776	3,043	733

Income from operations	827	988	(161)	2,468	3,935	(1,467)

Other income (expense)
Interest expense, net of capitalized interest	(199)	(205)	6	(603)	(620)	17
Loss on modification or extinguishment of debt	—	(4)	4	(3)	(6)	3
Interest and dividend income	7	12	(5)	25	39	(14)
Total other expense	(192)	(197)	5	(581)	(587)	6

Net income	$635	$791	$(156)	$1,887	$3,348	$(1,461)

Basic and diluted net income per common unit	$1.08	$1.19	$(0.11)	$3.21	$5.53	$(2.32)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	377	362	15	1,166	1,118	48

Net income

Net income declined by $156 million and $1.5 billion between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The decline between the respective three and nine month periods was primarily attributable to unfavorable changes in fair value of derivatives of $215 million and $1.6 billion, respectively, principally attributable to our IPM agreement with Tourmaline Oil Marketing Corp, which decreased from $217 million and $1.5 billion during the three and nine months ended September 30, 2023, respectively, to $32 million and $238 million during the three and nine months ended September 30, 2024, respectively, due to the nonrecurrence of significant declines of historic volatility in international gas prices and moderated and sustained spot prices during the current periods relative to the same periods of 2023. The remaining unfavorable changes in fair value of derivatives of $30 million and $352 million during the three and nine month periods ended September 30, 2024, respectively, as compared to the same periods of 2023 were primarily due to an unfavorable shift in long-term U.S. natural gas forward prices.

Partially offsetting the aforementioned unfavorable changes between the three month periods was an increase in LNG revenues, net of cost of sales excluding the aforementioned changes in fair value of derivatives, of $51 million due to an increase in production volume compared to the same period of 2023. Partially offsetting the aforementioned unfavorable changes between the nine month periods was a decrease in maintenance expense of $70 million due to reduced operating and maintenance activities compared to the same period of 2023.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

We had $73 million and $734 million decreases in revenues between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, which was primarily attributable to $137 million and $997 million decreases, respectively, from lower pricing per MMBtu as a result of declining Henry Hub pricing, partially offset by $82 million and $287 million increases, respectively, from higher production volume largely due to reduced maintenance activities compared to the same periods of 2023 and cooler weather.

Operating costs and expenses

The increases in operating costs and expenses of $88 million and $733 million between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, was primarily attributable to $215 million and $1.6 billion unfavorable variances, respectively, over the same periods from changes in fair value of derivatives included in cost of sales, as discussed above under Net income. The unfavorable variances were partially offset by $125 million and $766 million decreases between the comparative three and nine month periods, respectively, in cost of sales excluding the effect of derivative changes, primarily as a result of $99 million and $661 million decreases, respectively, in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Significant factor affecting our results of operations
Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

September 30, 2024
Cash and cash equivalents	$331
Restricted cash and cash equivalents designated for the Liquefaction Project	80
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	766
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,766

Total available liquidity	$2,177

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2024. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”) consist of the CQP Revolving Credit Facility, $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, $1.4 billion of 5.950% Senior Notes due 2033 and the 2034 CQP Senior Notes (collectively, the “CQP Senior Notes”), all of which are jointly and severally guaranteed by certain subsidiaries of CQP, as prescribed within the respective debt agreements (each a “Guarantor” and collectively, the “CQP Guarantors”).

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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Current assets, net	$370	$614
Current assets—affiliate	85	86
Current assets with Non-Guarantors	40	56
Total current assets	495	756

Non-current assets, net	3,043	3,025
Total assets	$3,538	$3,781

LIABILITIES
Current liabilities
Current liabilities	$154	$155
Current liabilities—affiliate	34	46
Current liabilities due to Non-Guarantors	93	100
Total current liabilities	281	301

Long-term debt, net of premium, discount and debt issuance costs	6,729	5,542
Other non-current liabilities	142	81
Non-current liabilities—affiliate	17	18
Total liabilities	$7,169	$5,942

Summarized Statement of Operations (in millions)	Nine Months Ended September 30, 2024

Revenues	$150
Revenues from Non-Guarantors	409
Total revenues	559

Operating costs and expenses	198
Operating costs and expenses—affiliate	145
Operating costs and expenses—Non-Guarantors	6
Total operating costs and expenses	349

Income from operations	210
Net income	1

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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$2,092	$2,193
Net cash used in investing activities	(112)	(176)
Net cash used in financing activities	(2,200)	(2,479)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(220)	$(462)

Operating Cash Flows

The $101 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during the nine months ended September 30, 2024 and 2023 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuances of debt	$1,228	$1,397
Redemptions and repayments of debt	(1,680)	(1,650)
Debt issuance and other financing costs	(15)	(32)
Distributions	(1,729)	(2,190)
Other	(4)	(4)
Net cash used in financing activities	$(2,200)	$(2,479)

Debt Activity

During the nine months ended September 30, 2024, we issued an aggregate amount of $1.2 billion of 2034 CQP Senior Notes and used the proceeds and cash on hand to retire $1.2 billion outstanding aggregate principal amount of the 2025 SPL Senior Notes. Additionally, during the nine months ended September 30, 2024, SPL repaid the outstanding aggregate principal amount of $300 million of the 5.750% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and $150 million of the 2025 SPL Senior Notes. We also borrowed and repaid $30 million under the SPL Revolving Credit Facility during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we issued an aggregate amount of $1.4 billion of 2033 CQP Senior Notes and used the proceeds and cash on hand to redeem $1.4 billion of the 2024 SPL Senior Notes. Additionally, during the nine months ended September 30, 2023, SPL purchased $200 million of the 2024 SPL Senior Notes in the open market and redeemed an additional $50 million of the 2024 SPL Senior Notes.

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

The following provides a summary of distributions paid by us during the nine months ended September 30, 2024 and 2023:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
August 14, 2024	April 1 - June 30, 2024	$0.810	$392	$10	$99
May 15, 2024	January 1 - March 31, 2024	0.810	392	10	99
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

August 14, 2023	April 1 - June 30, 2023	1.030	499	14	201
May 15, 2023	January 1 - March 31, 2023	1.030	499	14	201
February 14, 2023	October 1 - December 31, 2022	1.070	518	15	220

In addition, Tug Services distributed $8 million during the nine months ended September 30, 2024 and 2023, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest.

On October 25, 2024, with respect to the third quarter of 2024, we declared a cash distribution of $0.810 per common unit to unitholders of record as of November 4, 2024, and the related general partner distribution, to be paid on November 14, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.035 per unit.

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

	September 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,364)	$334	$(1,657)	$362

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2024, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	October 30, 2024	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 30, 2024	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)