Form 10-K
period 2024-12-31
Cheniere Energy Partners, L.P.
filed 2025-02-20
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $1.9 billion as of June 30, 2024.
As of February 14, 2025, the registrant had 484,048,123 common units outstanding.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Tcf	trillion cubic feet
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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
•statements relating to the construction of our Trains and pipelines, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
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

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and the IPM agreement currently in effect, with approximately 13 years of weighted average remaining life as of December 31, 2024, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.
We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the Liquefaction Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). In February 2024, certain of our subsidiaries submitted an application to the FERC under the Natural Gas Act of 1938, as amended (the “NGA”), for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received. The development of the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for ten of eleven third party long-term SPA customers as of December 31, 2024;
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

Our Business

We shipped our first LNG cargo in February 2016 and as of February 14, 2025, approximately 2,840 cumulative LNG cargoes totaling over 195 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sabine Pass LNG Terminal

The Sabine Pass LNG Terminal, as described above under the caption General, is one of the largest LNG production facilities in the world with six Trains, five storage tanks and three marine berths. In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received for the SPL Expansion Project.

The following summarizes the volumes of natural gas for which we have received approvals from the FERC to site, construct and operate the Trains at the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050:

	FERC Approved Volume		DOE Approved Volume
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
FTA countries (1)	1,661.94	33	1,661.94	33
Non-FTA countries	1,661.94	33	1,661.94	33

(1)Excludes 899 Bcf/yr to FTA countries authorized in October 2024 for the SPL Expansion Project that is not effective until the date of first commercial export from the SPL Expansion Project.

Natural Gas Supply, Transportation and Storage

SPL has secured natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements, including an IPM agreement. SPL Stage V also has an IPM agreement to supply the SPL Expansion Project, subject to Cheniere making a positive FID on the first train of the SPL Expansion Project. Additionally, to ensure that SPL is able to transport and manage the natural gas feedstock to the Sabine Pass LNG Terminal, it has transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties and CTPL.
Regasification Facilities

The Sabine Pass LNG Terminal, as described above under the caption General, has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. SPLNG has a long-term, third party TUA for 1 Bcf/d with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”), under which TotalEnergies is required to pay fixed monthly fees, whether or not it uses the regasification capacity it has reserved. Prior to its cancellation effective December 31, 2022, SPLNG also had a TUA for 1 Bcf/d with Chevron U.S.A. Inc. (“Chevron”). Approximately 2 Bcf/d of the remaining capacity has been reserved under a TUA by SPL, which also has a partial TUA assignment agreement with TotalEnergies, as further described in Note 12—Revenues of our Notes to Consolidated Financial Statements.

Major Customers

Customers accounting for 10% or more of total consolidated revenues were as follows:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2024	2023	2022
BG Gulf Coast LNG, LLC and affiliates	22%	23%	22%
Korea Gas Corporation	15%	16%	15%
GAIL (India) Limited	15%	16%	15%
Naturgy LNG GOM, Limited	14%	15%	15%
TotalEnergies Gas & Power North America, Inc.	11%	11%	10%

All of the above customers contribute to our LNG revenues through SPA contracts.

Additional information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16—Segment Information and Customer Concentration of our Notes to Consolidated Financial Statements.

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

Federal Energy Regulatory Commission

The design, construction, operation, maintenance and expansion of the Sabine Pass LNG Terminal, the import or export of LNG and the purchase and transportation of natural gas in interstate commerce through the Creole Trail Pipeline are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale for resale of natural gas in interstate commerce, to natural gas companies engaged in such transportation or sale and to the construction, operation, maintenance and expansion of LNG terminals and interstate natural gas pipelines.

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
Under the NGA, our pipeline is not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliates. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified the FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area. On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process, modifying the standards that the FERC uses to evaluate applications to include, among other things, reasonably foreseeable greenhouse gas (“GHG”) emissions that may be attributable to the project and the project’s impact on environmental justice communities. On March 24, 2022, the FERC rescinded the Policy Statement, re-issued it as a draft and it remains pending. At this time, we do not expect it to have a material adverse effect on our operations.

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

In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project.

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

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to approximately $1.5 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

Several other governmental and regulatory approvals and permits are required throughout the life of the Sabine Pass LNG Terminal and the Creole Trail Pipeline. In addition, our FERC orders require us to comply with certain ongoing conditions and reporting obligations and maintain other regulatory agency approvals throughout the life of the Sabine Pass LNG Terminal and Creole Trail Pipeline. For example, throughout the life of the Sabine Pass LNG Terminal and the Creole Trail Pipeline, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations has not materially affected our construction or operations.

DOE Export Licenses

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG Terminal, as discussed in Sabine Pass LNG Terminal. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA, applications for exports of natural gas (including LNG) to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest. In January 2024, the Biden Administration announced a temporary pause on pending decisions on exports of LNG to non-FTA countries until the DOE can update the underlying analyses for authorizations, which did not have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, or liquidity for the year ended December 31, 2024. The DOE publicly released the updated analyses on December 17, 2024, and has solicited public comments on the analyses. On January 20, 2025, President Trump signed an Executive Order revoking the Biden Administration pause and extending the time for public comment. We do not expect the publication of the analyses to have a material effect on future DOE non-FTA export authorizations. The SPL Expansion Project is currently pending non-FTA export approval with the DOE, although such approval is subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. See Sabine Pass LNG Terminal for FERC and DOE approved volumes on our existing Liquefaction Project.

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
PHMSA performs inspections of pipeline and LNG facilities and has authority to undertake enforcement actions, including issuance of civil penalties up to approximately $273,000 per day per violation, with a maximum administrative civil penalty of approximately $2.7 million for any related series of violations.

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

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. The CFTC has enacted a number of regulations pursuant to the Dodd-Frank Act.

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

We are supportive of regulations reducing GHG emissions over time. Since 2009, the EPA has promulgated and finalized multiple GHG emissions regulations related to reporting and reductions of GHG emissions from our facilities. On December 2, 2023, the EPA issued final rules to reduce methane and volatile organic compounds (“VOC”) emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. We do not believe such regulations will have a material adverse effect on our operations, financial condition or results of operations.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a charge on methane emissions above a certain methane intensity threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program Part 98 regulations. The charge started at $900 per metric ton of methane in 2024, increased to $1,200 per metric ton in 2025, and is increasing to $1,500 per metric ton in 2026 and beyond. On November 12, 2024, the EPA finalized a rule to impose and collect the methane emissions charge authorized under the IRA. We do not believe the methane charge will have a material adverse effect on our operations, financial condition or results of operations.

The timing, extent and impact of these rules and other Biden Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them.

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

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Sabine Pass LNG Terminal or the Creole Trail Pipeline adversely affect a protected species or its habitat, we may be required to develop and follow a plan to remediate those impacts. In that case, siting, construction or operations may be delayed or restricted and cause us to incur increased costs.

It is not possible at this time to predict how future regulations or legislation may address protection of species, habitats and wetlands and impact our business. However, we do not believe such regulatory actions will have a material adverse effect on our operations, or the construction and operations at the Sabine Pass LNG Terminal.

Market Factors and Competition

Market Factors

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains or develop new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the extent of energy security needs in the European Union and elsewhere, the rate of fuel switching from coal, nuclear or oil to natural gas and other overarching factors such as global economic growth and the pace of any transition from fossil-

based systems of energy production and consumption to alternative energy sources. In addition, our ability to obtain additional funding to execute our business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and our ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, significant amounts of money are being invested across Europe and Asia in natural gas projects under construction, and more continues to be earmarked to planned projects globally. In Europe, there are various plans to install more than 75 mtpa of import capacity over the near-term to secure access to LNG and displace Russian gas imports. In India, there are more than 5,600 kilometers of gas pipelines under construction to expand the gas distribution network and increase access to natural gas. And in China, billions of U.S. dollars have already been invested and hundreds of billions of U.S. dollars are expected to be further invested all along the natural gas value chain to enable growth and decrease harmful emissions. Furthermore, some of the existing integrated liquefaction facilities outside of the U.S. have been experiencing issues related to reduced feed gas as a result of depleting upstream resources. Global supply contributions from these plants have been decreasing and LNG supply growth is expected to help support these shortages.

As a result of these dynamics, we expect natural gas and LNG to continue to play an important role in satisfying energy demand going forward. In its forecast published in the third quarter of 2024, Wood Mackenzie Limited (“WoodMac”) forecasted that global demand for LNG would increase by approximately 61%, from approximately 418 mtpa, or 20.1 Tcf, in 2023, to 675 mtpa, or 32.4 Tcf, in 2040 and by approximately 65% to 691 mtpa or 33.1 Tcf in 2050. WoodMac also forecasted LNG production from existing operational facilities and new facilities already under construction would be able to supply the market with approximately 532 mtpa in 2040, declining to 463 mtpa in 2050. This could result in a market need for construction of an additional approximately 142 mtpa of LNG production by 2040 and about 227 mtpa by 2050. As a cleaner burning fuel with lower emissions than coal or liquid fuels in power generation, we expect natural gas and LNG to play a central role in balancing grids, serving as back up for intermittent energy sources and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project, as well as our proposed expansion at Sabine Pass is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

As described above under the caption General, we have limited exposure to oil price movements as we have contracted a significant portion of our LNG production capacity under long-term SPAs and IPM agreements, which are structured to generate fixed fees in addition to variable fees indexed to Henry Hub or international LNG pricing. Refer to General for further discussion of our long-term agreements.

Competition

Despite the long term nature of our SPAs, when SPL needs to replace or amend any existing SPA or enter into new SPAs, SPL will compete with other natural gas liquefaction projects throughout the world primarily on the basis of price per contracted volume of LNG at that time, as well as attributes such as commercial innovation, reliable production and customer-focused operations to provide flexible and tailored solutions to LNG buyers. Our competition includes our affiliate Corpus Christi Liquefaction, LLC (“CCL”), which operates three Trains, and is constructing an additional seven midscale Trains as part of the Corpus Christi Stage 3 Project, at a natural gas liquefaction facility near Corpus Christi, Texas. Revenues associated with any incremental volumes of the Liquefaction Project, including those made available to Cheniere Marketing, will also be subject to market-based price competition.

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges — expanding the global supply of clean, secure and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In August 2024, Cheniere published Energy Secured, Benefits Delivered, its fifth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG matters. Cheniere’s CR report is available at www.cheniere.com/our-responsibility/

reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions so that it may better position its LNG supplies to remain competitive in a lower carbon future and provide energy, economic and environmental security to its customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop our climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain.

Consequently, Cheniere has collaborated with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of GHG emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. To ensure transparency and rigor, Cheniere works with academics and scientists to publish methodologies and results in multiple peer-reviewed journals.
Our total incremental expenditures related to climate initiatives, including capital expenditures, were not material to our Consolidated Financial Statements during the years ended December 31, 2024, 2023 and 2022. However, as governments consider and implement actions to reduce GHG emissions and the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future climate and sustainability initiatives to evolve accordingly. While we have not incurred material direct expenditures related to climate change, we are proactive in our management of climate risks and opportunities, including compliance with existing and future government regulations. We face certain business and operational risks associated with physical impacts from climate change, such as exposure to severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Subsidiaries

Substantially all of our assets are held by our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction, maintenance and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operations, maintenance and management of the Sabine Pass LNG Terminal and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and our subsidiaries. See Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements with subsidiaries of Cheniere.  As of December 31, 2024, Cheniere and its subsidiaries had 1,714 full-time employees, including 501 employees who directly supported the Sabine Pass LNG Terminal operations.

Available Information

Our common units have been publicly traded since March 21, 2007 and are traded on the New York Stock Exchange under the symbol “CQP.” Our principal executive offices are located at 845 Texas Avenue, Suite 1250, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

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

Risks Relating to Our Financial Matters

An inability to source capital to supplement our available cash resources and existing revolving credit facilities could cause us to have inadequate liquidity and could materially and adversely affect us.

As of December 31, 2024, we had, on a consolidated basis, $270 million of cash and cash equivalents, $109 million of restricted cash and cash equivalents, a total of $1.8 billion of available commitments under our credit facilities and $15.2 billion of total debt outstanding (before unamortized discount and debt issuance costs). SPL and CQP operate with independent capital structures as further detailed in Note 10—Debt of our Notes to Consolidated Financial Statements. We incur, and will incur, significant interest expense relating to financing the assets at the Sabine Pass LNG Terminal, and we anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project if a positive FID is made. Our ability to fund our capital expenditures and refinance our indebtedness may depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, lending institutions’ evolving policies on financing businesses linked to fossil fuels and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also may rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.
Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2024, we had SPAs with a total of 11 different third party customers.

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

We and our subsidiaries may be restricted under the terms of our and their indebtedness from making distributions under certain circumstances, which could materially and adversely affect our liquidity.

The agreements governing our and our subsidiaries’ indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our and our subsidiaries’ ability to make certain investments or pay distributions. For example, SPL is restricted from making distributions under agreements governing its indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of 1.25:1.00 is satisfied.

Any inability to pay distributions by us or our subsidiaries as a result of the foregoing restrictions could have a material adverse effect on our liquidity.

Our use of derivative instruments, including our IPM agreements, to manage risks could adversely affect our earnings reported under GAAP and our liquidity.

We use derivative instruments to manage our commodity-related price risk. The extent of our derivative position at any given time depends on our assessment of risks and related exposures for these commodities. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, as described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile, which could have a significant adverse effect on our earnings reported under GAAP. For example, as described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net income for the years ended December 31, 2024 and 2023 included $388 million and $2.1 billion of gains, respectively, resulting from changes in the fair values of our derivatives, substantially all of which were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreement.

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

In addition, our liquidity may be adversely impacted by the cash margin requirements of the respective commodity exchanges or over-the-counter arrangements, or the failure of a counterparty to perform in accordance with a contract. As of December 31, 2024 and 2023, we had collateral posted with counterparties by us of $13 million and zero, respectively, which are included in other current assets, net in our Consolidated Balance Sheets.

Restrictions in agreements governing us and our subsidiaries’ indebtedness may prevent us and our subsidiaries from engaging in certain beneficial transactions, which could materially and adversely affect us.

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

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our facilities. In August 2020, SPL entered into an arrangement with its affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Sabine Pass LNG Terminal or at its affiliate’s terminal. During the year ended December 31, 2021, eight TBtu was loaded at affiliate facilities pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Consolidated Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility located in or near Sabine Pass, Louisiana are designed in accordance with requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

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

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including composition changes in the quality of feed gas received from third parties, non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the risk factor Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Our risk is in part mitigated by the diversification of our natural gas supply and transportation across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. Although losses incurred as a result of self-insured risk have not been material historically, the occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•changes in regulatory, tax or other governmental policies regarding exported LNG, natural gas or alternative energy sources, which may reduce the demand for exported LNG and/or natural gas;
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

As described in Market Factors and Competition in Items 1. and 2. Business and Properties, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to alternative fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.

As described in General in Items 1. and 2. Business and Properties, we have contracted through our SPAs and the IPM agreement currently in effect approximately 80% of the total anticipated production from the Liquefaction Project with approximately 13 years of weighted average remaining life as of December 31, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the United States could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

A cyber attack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline and liquefaction operations. Cyber attacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyber attacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, our Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyber attack involving our business or operational control systems or related infrastructure, or that of third parties pipelines with whom we do business, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

Outbreaks of infectious diseases, such as COVID-19, at our facilities could adversely affect our operations or business.

Our facilities at the Sabine Pass LNG Terminal are critical infrastructure and continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including subsequent variants, had no adverse impact on our on-going operations, the risk of future variants and other infectious diseases is unknown and the outbreak of a more potent variant or another infectious disease in the future at one or more of our facilities could adversely affect our operations or business.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities of the Liquefaction Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline. In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project. To date, the DOE has also issued orders under Section 4 of the NGA authorizing SPL to export domestically produced LNG. We currently have the SPL Expansion Project pending non-FTA export approval with the DOE, although approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

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

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal, marine berths and pipeline, including the FERC, PHMSA, EPA and the United States Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or increased capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. On December 2, 2023, the EPA issued final rules to reduce methane and VOC emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that applied to our facilities beginning in calendar year 2024. On November 12, 2024, the EPA finalized a rule to impose and collect methane emissions charges authorized under the IRA. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at the Sabine Pass LNG Terminal, or could increase compliance costs for our operations.

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

In 2022, the EPA removed a stay of formaldehyde standards in the NESHAP Subpart YYYY for stationary combustion turbines located at major sources of HAP emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY beginning in 2022.
Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG Terminal or climate policies of destination countries in relation to their obligations under the Paris Agreement or other national or international climate change-related policies, could cause additional expenditures, restrictions and delays in our business and to our proposed construction activities, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances.

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022. Revised, reinterpreted or additional laws and regulations that result in increased compliance, operating or construction costs or restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Risks Relating to Our Relationship with Our General Partner

We are entirely dependent on Cheniere, who owns our general partner, for key personnel, and the unavailability of skilled workers or Cheniere’s failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our general partner’s executive officers could affect our business results.

As of December 31, 2024, Cheniere had 1,714 full-time employees, including 501 employees who directly supported our operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction, operation, maintenance and management of the Liquefaction Project and the Creole Trail Pipeline, and administrative services. We depend on Cheniere’s hiring and retaining personnel to provide sufficient support for the aforementioned services. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to support us and to provide our customers with the highest quality service. We also compete with any other project Cheniere is operating or developing, including, as further described in Market Factors and Competition in Items 1. and 2. Business Properties, the operation and construction of its liquefaction projects near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the vicinity of our operations and more generally from the Gulf Coast hydrocarbon processing and construction industries.
The executive officers of our general partner are officers and employees of Cheniere. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.
A shortage in the labor pool of skilled workers, remoteness of our site locations, general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that Cheniere offers. In addition, Cheniere is also subject to increased competition for skilled workers from new entrants to the LNG market. Currently, our payments to Cheniere for labor consist of reimbursement of cost plus a fixed monthly fee (indexed for inflation) per mtpa, therefore any increases in Cheniere’s costs will increase our operating costs, which could materially and adversely affect our business results.

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

We also have agreements to compensate and to reimburse expenses of affiliates of Cheniere. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere, through CCL, is currently operating three Trains at a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third-parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter in commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to any of our future Trains.

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

Sales by us or any of our affiliated unitholders or affiliates of Blackstone of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2024, Cheniere owned approximately 239.9 million of our common units. We also filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates in 2017. Any sales of these units could have an adverse impact on the price of our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The Internal Revenue Service (“IRS”) may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

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

The IRS may adopt positions that differ from the positions that we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions that we take. A court may not agree with some or all of the positions that we take. Any contest with the IRS may adversely impact the taxable income or loss reported to our unitholders and the income taxes they are required to pay. As a result, any such contest with the IRS may materially and adversely impact the market for our common units and the price at which our common units trade. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees, will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under applicable rules, we may pay such amounts directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, withholding at a rate of 10% may be required on the amount realized unless the disposing unitholder certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the unitholder. Quarterly distributions made to our non-U.S. unitholders will also be subject to withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. We intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to the additional 10% withholding tax. For transfers of, or distributions on, interests in a publicly traded partnership, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Additions or changes in tax laws and regulations could potentially affect our financial results or liquidity.

We are subject to various types of tax arising from normal business operations in the jurisdictions in which we operate and transact. Any changes to local, domestic or international tax laws and regulations, or their interpretation and application, including those related to tariffs and duties, could affect our obligations, profitability and cash flows in the future. In addition, tax rates in the various jurisdictions in which we operate may change significantly due to political or economic factors beyond our control. We continuously monitor and assess proposed tax legislation that could negatively impact our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cyberattacks represent a potentially significant risk to the Partnership and our industry. We have implemented policies and procedures that are intended to manage and reduce this risk, including those managed by affiliates of Cheniere through our service agreements with them, as further discussed in Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements.

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

On an ongoing basis, we and Cheniere assess our people, processes and technology and, when necessary, adjust the overall program in an effort to adapt to the ever-evolving cyber and geopolitical landscapes. We conduct regular assessments and audits, cross-functional risk mitigation exercises and risk strategy sessions to identify cybersecurity risks, applicable regulatory requirements and industry standards. These engagements are also designed to exercise, assess the maturity of and enhance our Cyber Incident Response Plan. To support these efforts, Cheniere has contracted with third parties to perform facility and system penetration tests, compromise assessments of information technology systems and security maturity assessments of our corporate and operational networks. Cheniere maintains a training program to help its personnel identify and assist in mitigating cybersecurity and data security risks. Cheniere’s employees and the board of directors of our general partner participate in annual training, user awareness campaigns and additional issue-specific training as needed. Cheniere also provides annual training for certain contractors who have access to its information technology networks.

With respect to third party service providers, Cheniere’s information security program includes conducting risk-based due diligence of certain service providers’ information security programs prior to onboarding. Cheniere seeks to contractually require third party service providers with access to our information technology systems, sensitive business data or personal information to maintain reasonable security controls and restrict their ability to use Cheniere’s data, including personal information, for purposes other than to provide services to us, except as required by applicable law. Cheniere also seeks to negotiate contractual requirements which compel our service providers to notify us of information security incidents occurring on their systems which may affect Cheniere’s systems or data, including personal information.

During the year ended December 31, 2024, cybersecurity incidents and threats did not materially affect our business, results of operations or financial condition.

Governance

We rely on Cheniere’s cybersecurity leadership team, which consists of its Director and Chief Information Security Officer, Vice President and Chief Information Officer and Senior Vice President of Shared Services. These individuals collectively provide the strategic oversight of our cybersecurity governance, cyber risk management and security operations and are responsible for maintaining our technology defense posture and program. As part of their governance and risk management responsibilities, these individuals oversee the efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, including the systems deployed in our technology infrastructure to monitor for threats, perform security control testing and assessments, and incorporate threat intelligence into our day-to-day cybersecurity operations and strategic initiatives. They have decades of experience managing strategic technology operations, including the identification of cybersecurity risk and the defense of information technology assets from global threats.

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

For additional information about cybersecurity risks, see the risk A cyber attack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation under Risks Relating to Our Operations and Industry in Item 1A.Risk Factors.

ITEM 3.    LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

LDEQ Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the EPA stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 our subsidiaries petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The petition remains pending. Our subsidiaries continue to work with the LDEQ to resolve the matters identified in the 2023 Compliance Order, including the petition pending with the EPA. As of December 2024, our subsidiaries have filed test results with the LDEQ indicating that for the 2024 testing period all 44 turbines meet the relevant compliance standard. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange under the symbol “CQP”, and previously traded on the NYSE American or its predecessors under the symbol “CQP” from our initial public offering on March 21, 2007 through February 3, 2024. As of February 14, 2025, we had 484.0 million common units outstanding held by 10 record owners. Because our units are held by brokers and other institutions on behalf of our unitholders, we are unable to estimate the total number of actual unitholders represented by these record owners.

We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors.

Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement, which requires that, within 45 days after the end of each quarter, we distribute all of our available cash which, as defined in our partnership agreement, is generally our cash on hand at the end of a quarter less the amount of any reserves established by our general partner.

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

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2022 and variance drivers between the year ended December 31, 2023 as compared to December 31, 2022 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. Through our SPAs and the IPM agreement currently in effect, with approximately 13 years of weighted average remaining life as of December 31, 2024, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. The majority of our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, will provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-K include the following:

Strategic

•In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received for the SPL Expansion Project.

Operational

•As of February 14, 2025, approximately 2,840 cumulative LNG cargoes totaling over 195 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•We declared aggregate distributions of $3.465 per common unit for the year ended December 31, 2024. On January 29, 2025, with respect to the fourth quarter of 2024, we declared a cash distribution of $0.820 per common unit to unitholders of record as of February 10, 2025, and the related general partner distribution, that was paid on February 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.
•In May 2024, we issued $1.2 billion aggregate principal amount of 5.750% Senior Notes due 2034 (the “2034 CQP Senior Notes”). In June 2024, the net proceeds, together with cash on hand, were used to redeem $1.2 billion of the outstanding aggregate principal amount of SPL’s 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”).
•Excluding amounts refinanced, SPL redeemed $800 million of outstanding aggregate principal amount of its senior secured notes during the year ended December 31, 2024.
•In May 2024, in connection with the 2034 CQP Senior Notes issuance, Moody’s Ratings (“Moody’s”) upgraded our issuer credit rating to Baa2 from Ba1 and revised our outlook to stable from positive. Moody’s also upgraded SPL’s issuer credit rating to Baa1 from Baa2 and revised SPL’s outlook to stable from positive.

Market Environment

The LNG market in 2024 remained relatively tight as a result of low supply capacity growth, strong demand outside Europe and continued geopolitical tensions. Global LNG imports registered a very modest growth in 2024, increasing by less than 4 mtpa year on year due to constrained supply from delays to projects under construction, Russian sanctions and a fallow period for new projects coming on-line. Consequently, a recovery in Asia’s LNG consumption had to be satisfied at the expense of other regions. Asian demand increased significantly from 2023, adding over 20 mtpa of import year-over-year. The largest single country contribution to this growth came from China, which increased 6.8 mtpa year-over-year after a slowdown during the previous two years. Growth outside of Asia tightened the balances further this year by increasing the call on supply away from Europe. Egypt and Brazil propelled imports from the Middle East, North Africa and Latin America regions by 6.2 mtpa to a total of 25.5 mtpa in 2024. In contrast, Europe’s imports declined 19% year-over-year, down approximately 22.7 mtpa, due to weak gas-fired power generation demand and sluggish growth in the industrial sector.

These market conditions contributed to a strong spot price environment albeit annual spot prices in 2024 were overall lower than in the previous year. The TTF monthly settlement prices averaged $10.91/MMBtu in 2024, 20.5% lower than the 2023 average of $13.73/MMBtu. Similarly, the average settlement price for the Japan Korea Marker (“JKM”) was $11.83/MMBtu in 2024, 26.6% lower than the 2023 average of $16.13/MMBtu. The Henry Hub benchmark also dropped from an average settlement price of $2.74/MMBtu in 2023 to $2.27/MMBtu in 2024, down 17.1% year-over-year.

However, a drop in temperatures in Europe toward the end of 2024 and into the beginning of 2025 has resulted in faster drawdowns from underground storage and a rebound in spot prices relative to the third quarter. This, along with the expiry of the gas transit agreement between Russia and Ukraine on December 31, 2024, is likely to increase the call on LNG imports in the coming months in order to replenish European gas storage facilities to 90% capacity by November 1, as required by the EU each year.

Results of Operations

	Year Ended December 31,
(in millions, except per unit data)	2024	2023	Variance
Revenues
LNG revenues	$6,550	$6,991	$(441)
LNG revenues—affiliate	1,954	2,475	(521)
Regasification revenues	135	135	—
Other revenues	65	63	2
Total revenues	8,704	9,664	(960)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	3,570	2,721	849
Cost of sales—affiliate	4	22	(18)
Operating and maintenance expense	824	879	(55)
Operating and maintenance expense—affiliate	172	166	6
Operating and maintenance expense—related party	58	62	(4)
General and administrative expense	10	10	—
General and administrative expense—affiliate	90	89	1
Depreciation and amortization expense	680	672	8
Other operating costs and expenses	14	6	8
Other operating costs and expenses—affiliate	2	1	1
Total operating costs and expenses	5,424	4,628	796

Income from operations	3,280	5,036	(1,756)

Other income (expense)
Interest expense, net of capitalized interest	(800)	(823)	23
Loss on modification or extinguishment of debt	(3)	(6)	3
Interest and dividend income	33	46	(13)
Other income, net	—	1	(1)
Total other expense	(770)	(782)	12

Net income	$2,510	$4,254	$(1,744)

Basic and diluted net income per common unit	$4.25	$6.95	$(2.70)
Volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
	2024	2023	Variance
Volumes loaded and recognized as revenues (in TBtu)	1,567	1,536	31
Net income

Net income declined by $1.7 billion during the year ended December 31, 2024 as compared to the same period of 2023 and was primarily attributable to $1.7 billion of decreases in gains from changes in fair value of derivatives. The majority of the decrease was attributable to our IPM agreement with Tourmaline Oil Marketing Corp, where the associated gains that are primarily included in cost of sales decreased from $1.8 billion during the year ended December 31, 2023 to $251 million during the year ended December 31, 2024, mainly due to the impact on fair value of the decline and sustained moderation of global LNG and gas price volatility and more subdued changes in the current period relative to the same period of 2023 as global gas prices and spreads narrowed as a result of market rebalancing. The remaining $189 million of decreases in gains from changes in fair value of derivatives during the comparable years was primarily due to an unfavorable shift in long-term U.S. natural gas basis spreads.

The following is an additional discussion of the significant drivers of the variance in net income by line item:

Revenues

The $960 million decrease in revenues during the year ended December 31, 2024 as compared to the same period of 2023 was primarily attributable to a $1.1 billion decrease from lower pricing per MMBtu as a result of declining Henry Hub pricing, partially offset by a $188 million increase from higher production volume largely due to reduced maintenance activities compared to the same period of 2023 and cooler weather.

Operating costs and expenses

The increase in operating costs and expenses of $796 million during the year ended December 31, 2024 as compared to the same period of 2023 was primarily attributable to $1.7 billion of decreases in gains from changes in fair value of derivatives included in cost of sales, as discussed above under Net income. The unfavorable variance between the comparative years was partially offset by a $740 million decrease in cost of natural gas feedstock, largely due to the decline and sustained moderation of global LNG and gas prices as well as lower U.S. natural gas prices during the year ended December 31, 2024 as compared to the same period of 2023.

Significant factor affecting our results of operations
Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements. For commodity derivative instruments, including those related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

December 31, 2024
Cash and cash equivalents	$270
Restricted cash and cash equivalents designated for the Liquefaction Project	109
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	776
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,776

Total available liquidity	$2,155

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2024. See Note 10—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2024 will be driven by future sources of liquidity and future cash requirements, as further discussed under the caption Future Sources and Uses of Liquidity.

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
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”), consisting of the $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, $1.4 billion of 5.950% Senior Notes due 2033 and the 2034 CQP Senior Notes (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by certain subsidiaries of CQP (each a “Guarantor” and collectively, the “CQP Guarantors”), as prescribed within the respective debt agreements governing such Guaranteed Obligation.
The CQP Guarantors’ guarantees of such Guaranteed Obligations are full and unconditional, subject to certain release provisions including, as applicable, (1) the sale, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of a Guarantor, (2) the liquidation or dissolution of a Guarantor, (3) following the release of a Guarantor from another guarantee that resulted in the creation of its guarantee of the Guaranteed Obligation and (4) the legal defeasance or satisfaction and discharge of obligations under the indenture governing the CQP Senior Notes. In the event of a default in payment of the principal or interest by us, whether at maturity of the respective debt obligation or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the CQP Guarantors to enforce the guarantee.
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

Summarized Balance Sheets (in millions)	December 31,
	2024	2023
ASSETS
Current assets
Current assets, net	$312	$614
Current assets—affiliate	103	86
Current assets with Non-Guarantors	53	56
Total current assets	468	756

Non-current assets, net	3,034	3,025
Total assets	$3,502	$3,781

LIABILITIES
Current liabilities
Current liabilities	$148	$155
Current liabilities—affiliate	57	46
Current liabilities due to Non-Guarantors	120	100
Total current liabilities	325	301

Long-term debt, net of premium, discount and debt issuance costs	6,731	5,542
Other non-current liabilities	141	81
Non-current liabilities—affiliate	18	18
Total liabilities	$7,215	$5,942

Summarized Statement of Operations (in millions)	Year Ended December 31, 2024

Revenues	$200
Revenues from Non-Guarantors	552
Total revenues	752

Operating costs and expenses	263
Operating costs and expenses—affiliate	210
Total operating costs and expenses	473

Income from operations	279
Net income	(30)

Future Sources and Uses of Liquidity

The following discussion of our future sources and uses of liquidity includes estimates that reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2024. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.

Future Sources of Liquidity under Executed Contracts

We are contractually entitled to significant future consideration contracted under our long-term SPAs that has not yet been recognized as revenue. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be significant to our future liquidity. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We have estimated revenues under agreements with terms dependent on project milestone dates based on the estimated dates as of December 31, 2024. The following table summarizes our estimate of revenues to be received from executed long-term SPAs as of December 31, 2024 (in billions):

	Estimated Revenues Under Executed SPAs by Period (1) (2)
	2025	2026 - 2029	Thereafter	Total
LNG revenues (fixed fees)	$3.8	$13.8	$27.5	$45.1
LNG revenues (variable fees) (3)	6.0	22.1	49.0	77.1
Total	$9.8	$35.9	$76.5	$122.2

(1)LNG revenues exclude revenues from contracts with original expected durations of one year or less.
(2)LNG revenues (including $0.7 billion and $1.4 billion of fixed fees and variable fees, respectively, from affiliates) exclude the SPA with Cheniere Marketing associated with our IPM agreement in effect, for which pricing is linked to international natural gas prices.
(3)LNG revenues (variable fees) reflect the assumption of delivery of all contractual volumes, irrespective of any contractual right of non-delivery. LNG revenues (variable fees) are based on estimated forward prices and basis spreads as of December 31, 2024.

Under our long-term SPAs, we have contracted approximately 80% of the total anticipated production though the mid-2030s from our liquefaction capacity that is currently in construction or operation. Under our SPAs, customers purchase LNG on an FOB basis (delivered to the customer at the Sabine Pass LNG Terminal) generally for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The variable fees under our SPAs were generally sized with the intention to cover the supply and transportation of natural gas and the liquefaction fuel consumed to produce the LNG to be sold under each such SPA, thus limiting our exposure to future U.S. natural gas price increases. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

The table above excludes an SPA with Cheniere Marketing under which we sell LNG produced from natural gas procured under our IPM agreement in effect at pricing linked to global gas market prices. The IPM agreement in effect, under which we pay for natural gas feedstock based on global gas prices less liquefaction fees and certain costs incurred by us, generates a take-or-pay style fixed liquefaction fee when viewed in conjunction with the associated SPA. Over a remaining fixed term of 13 years, we expect to generate liquidity from the approximately 575 TBtu of LNG yet to be delivered under this SPA as of December 31, 2024. We do not have an SPA as of December 31, 2024 for the approximately 665 TBtu associated with an IPM agreement that is subject to unsatisfied contractual conditions precedent.

Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2024, we had $1.8 billion in available commitments under our credit facilities, as detailed earlier in the table summarizing our available liquidity, subject to compliance with the applicable covenants, to potentially meet liquidity needs. Our credit facilities mature in 2028.

Disciplined Accretive Growth

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

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations related to our core operations under executed contracts as of December 31, 2024 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2025	2026 - 2029	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements excluding our IPM agreement (3) (4)	$4.2	$8.5	$1.5	$14.2
Natural gas transportation and storage service agreements (5)	0.3	0.9	1.9	3.1
Other purchase obligations (6)	0.1	0.4	1.0	1.5
Leases (7)	—	0.1	0.1	0.2
Total	$4.6	$9.9	$4.5	$19.0

(1)Agreements in force as of December 31, 2024 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2024.
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
(3)Natural gas supply agreements exclude the IPM agreement, which, as described in Future Sources of Liquidity under Executed Contracts, is structured to generate a fixed margin when viewed in conjunction with the associated SPA with Cheniere Marketing.
(4)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2024.

(5)Natural gas transportation and storage services agreements include $0.2 billion in obligations to related parties.
(6)Other purchase obligations include $1.2 billion of purchase obligations to affiliates under service agreements.
(7)Leases include payments under operating leases and finance leases. Payments during future renewal option periods that are exercisable at our sole discretion are included only to the extent that the option is believed to be reasonably certain to be exercised.

Natural Gas Supply, Transportation and Storage Service Agreements

Excluding our IPM agreement, we have secured approximately 3,900 TBtu of natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements with remaining fixed terms of up to 7 years. As of December 31, 2024, we have secured approximately 73% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2025, excluding the 3% of which has been secured under our IPM agreement in effect. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2025. As further described in the Future Sources of Liquidity under Executed Contracts section, the pricing structure of our SPAs often incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices.

To ensure that we are able to transport natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation precedent and other agreements to secure firm pipeline transportation capacity from CTPL and third party interstate and intrastate pipeline companies. We have also entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project.

Capital Expenditures

Although we do not currently have any material capital expenditures under executed contracts, we expect to incur ongoing capital expenditures to maintain our facilities and other assets, as well as to optimize our existing assets and purchase new assets that are intended to grow our productive capacity. See Disciplined Accretive Growth section for further discussion.

Leases

Our obligations under our lease arrangements primarily consist of leases for the use of tug vessels and land sites.
Additional Future Cash Requirements for Operations and Capital Expenditures

Operational Services

We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG Terminal and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide the personnel necessary to allow it to meet its management obligations to us and our subsidiaries. As of December 31, 2024, Cheniere and its subsidiaries had 1,714 full-time employees, including 501 employees who directly supported the Sabine Pass LNG Terminal operations.

Disciplined Accretive Growth

The FID of any expansion projects will result in additional cash requirements to fund the construction and operations of such projects in excess of our current contractual obligations under executed contracts discussed above, although expansion may be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2024 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2025	2026 - 2029	Thereafter	Total
Debt	$0.4	$6.2	$8.6	$15.2
Interest payments	0.7	2.2	1.1	4.0
Total	$1.1	$8.4	$9.7	$19.2

(1)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2024. Debt and interest payments do not contemplate repurchases, repayments and retirements that we may make prior to contractual maturity.

Debt

As of December 31, 2024, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $15.2 billion and credit facilities with no outstanding loan balances. As of December 31, 2024, we and SPL were in compliance with all covenants related to their respective debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 10—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2024, our senior notes had a weighted average contractual interest rate of 4.79%. Borrowings under our credit facilities are indexed to SOFR. Undrawn commitments under our credit facilities are subject to commitment fees ranging from 0.075% to 0.30%, subject to change based on the applicable entity’s credit rating. Issued letters of credit under our credit facilities are subject to letter of credit fees ranging from 1.0% to 2.0%, subject to change based on the applicable entity’s credit rating. We had $224 million aggregate amount of issued letters of credit under our credit facilities as of December 31, 2024.
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

Capital Allocation Plan

In June 2024, the board of directors of Cheniere approved an updated comprehensive long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including senior notes of CQP and SPL.

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

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$2,968	$3,109
Net cash used in investing activities	(162)	(227)
Net cash used in financing activities	(3,058)	(3,247)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(252)	$(365)

Operating Cash Flows

The $143 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during the years ended December 31, 2024 and 2023 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2024	2023
Proceeds from issuances of debt	$1,228	$1,397
Redemptions, repayments and repurchases of debt	(2,030)	(1,700)
Distributions	(2,235)	(2,907)
Other	(21)	(37)
Net cash used in financing activities	$(3,058)	$(3,247)

Debt Activity

The following table shows our debt activity (in millions):

	Year Ended December 31,
	2024	2023
Proceeds from issuances of debt
CQP:
5.750% Senior Notes due 2034	$1,198	$—
5.950% Senior Notes due 2033	—	1,397

SPL:
SPL Revolving Credit Facility	30	—
Total proceeds from issuances of debt	$1,228	$1,397

Redemptions, repayments and repurchases of debt
SPL:
5.750% Senior Secured Notes due 2024	$(300)	$(1,700)
5.625% Senior Secured Notes due 2025	(1,700)	—
SPL Revolving Credit Facility	(30)	—
Total redemptions, repayments and repurchases of debt	$(2,030)	$(1,700)

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
The following provides a summary of distributions paid by us during the years ended December 31, 2024 and 2023:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
November 14, 2024	July 1 - September 30, 2024	$0.810	$392	$10	$99
August 14, 2024	April 1 - June 30, 2024	0.810	392	10	99
May 15, 2024	January 1 - March 31, 2024	0.810	392	10	99
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

November 14, 2023	July 1 - September 30, 2023	$1.030	$499	$14	$201
August 14, 2023	April 1 - June 30, 2023	1.030	499	14	201
May 15, 2023	January 1 - March 31, 2023	1.030	499	14	201
February 14, 2023	October 1 - December 31, 2022	1.070	518	15	220

In addition, Tug Services distributed $13 million during both the years ended December 31, 2024 and 2023, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On January 29, 2025, with respect to the fourth quarter of 2024, we declared a cash distribution of $0.820 per common unit to unitholders of record as of February 10, 2025, and the related general partner distribution, that was paid on February 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

Fair Value of Level 3 Liquefaction Supply Derivatives

All of our derivative instruments are recorded at fair value, as described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. We record changes in the fair value of our derivative positions through earnings based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

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

Additionally, the valuation of certain liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of instruments valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2024 and 2023 (in millions), which entirely consisted of liquefaction supply derivatives. The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2024	2023
Favorable changes in fair value relating to instruments still held at the end of the period	$184	$1,318

The changes in fair value on instruments held at the end of both years are primarily attributed to a significant variance in the estimated and observable forward international LNG commodity prices on our IPM agreement in effect during the years ended December 31, 2024 and 2023.

The estimated fair value of level 3 derivatives recognized in our Consolidated Balance Sheets as of December 31, 2024 and 2023 amounted to a liability of $1.3 billion and $1.7 billion, respectively.

The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a material change in the estimated fair value could occur in the near future, particularly as it relates to commodity prices impacting the valuation of our liquefaction supply derivatives, given the level of volatility to which such prices are subjected. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further analysis of the sensitivity of the fair value of our derivatives to hypothetical changes in underlying prices.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	December 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,281)	$342	$(1,657)	$362

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for CQP and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). CQP’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that CQP maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

CQP’s independent registered public accounting firm, KPMG LLP, has issued an audit report on CQP’s internal control over financial reporting as of December 31, 2024, which is contained in this Form 10-K.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of CQP’s general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in CQP’s Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Fair value of the level 3 liquefaction supply derivatives
As discussed in Notes 3 and 7 to the consolidated financial statements, the Partnership recorded fair value of level 3 liquefaction supply derivatives of $(1,307) million as of December 31, 2024, which included the fair value of IPM agreements. The IPM agreements are natural gas supply contracts for the operation of the liquefied natural gas facilities. The fair value of the IPM agreements is developed using internal models, including option pricing models. The models incorporate significant unobservable inputs, including future prices of energy units in unobservable periods and volatility.
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
February 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC
Cheniere Energy Partners, L.P.:
Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2025

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenues
LNG revenues	$6,550	$6,991	$11,507
LNG revenues—affiliate	1,954	2,475	4,568
Regasification revenues	135	135	1,068
Other revenues	65	63	63
Total revenues	8,704	9,664	17,206

Operating costs and expenses
Cost of sales (excluding items shown separately below)	3,570	2,721	11,887
Cost of sales—affiliate	4	22	213
Operating and maintenance expense	824	879	757
Operating and maintenance expense—affiliate	172	166	166
Operating and maintenance expense—related party	58	62	72
General and administrative expense	10	10	5
General and administrative expense—affiliate	90	89	92
Depreciation and amortization expense	680	672	634
Other operating costs and expenses	14	6	—
Other operating costs and expenses—affiliate	2	1	—
Total operating costs and expenses	5,424	4,628	13,826

Income from operations	3,280	5,036	3,380

Other income (expense)
Interest expense, net of capitalized interest	(800)	(823)	(870)
Loss on modification or extinguishment of debt	(3)	(6)	(33)
Interest and dividend income	33	46	21
Other income, net	—	1	—
Total other expense	(770)	(782)	(882)

Net income	$2,510	$4,254	$2,498

Basic and diluted net income per common unit (1)	$4.25	$6.95	$3.27

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0

(1)In computing basic and diluted net income per common unit, net income is reduced by the amount of undistributed net income allocated to participating securities other than common units, as required under the two-class method. See Note 14—Net Income per Common Unit.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$270	$575
Restricted cash and cash equivalents	109	56
Trade and other receivables, net of current expected credit losses	380	373
Trade and other receivables—affiliate	164	278
Trade receivables, net of current expected credit losses—related party	1	—
Advances to affiliates	101	84
Inventory	151	142
Current derivative assets	84	30
Other current assets, net	65	43
Total current assets	1,325	1,581

Property, plant and equipment, net of accumulated depreciation	15,760	16,212
Operating lease assets	79	81
Derivative assets	98	40
Other non-current assets, net	191	188
Total assets	$17,453	$18,102

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$62	$69
Accrued liabilities	838	806
Accrued liabilities—related party	5	5
Current debt, net of unamortized discount and debt issuance costs	351	300
Due to affiliates	63	55
Deferred revenue	120	114
Deferred revenue—affiliate	3	3
Current derivative liabilities	250	196
Other current liabilities	20	18
Total current liabilities	1,712	1,566

Long-term debt, net of unamortized discount and debt issuance costs	14,761	15,606
Derivative liabilities	1,213	1,531
Other non-current liabilities	252	160
Other non-current liabilities—affiliate	24	23
Total liabilities	17,962	18,886

Commitments and contingencies (see Note 15)

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both December 31, 2024 and 2023)	1,821	1,038
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both December 31, 2024 and 2023)	(2,330)	(1,822)
Total partners’ deficit	(509)	(784)
Total liabilities and partners’ deficit	$17,453	$18,102

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)

	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2021	484.0	$1,024	9.9	$(306)	$718
Net income	—	2,448	—	50	2,498
Novated IPM agreement (see Note 17)	—	(2,712)	—	—	(2,712)
Distributions
Common units, $3.88/unit	—	(1,878)	—	—	(1,878)
General partner units	—	—	—	(757)	(757)
Balance at December 31, 2022	484.0	(1,118)	9.9	(1,013)	(2,131)
Net income	—	4,169	—	85	4,254
Distributions
Common units, $4.16/unit	—	(2,013)	—	—	(2,013)
General partner units	—	—	—	(894)	(894)
Balance at December 31, 2023	484.0	1,038	9.9	(1,822)	(784)
Net income	—	2,460	—	50	2,510
Distributions
Common units, $3.465/unit	—	(1,677)	—	—	(1,677)
General partner units	—	—	—	(558)	(558)
Balance at December 31, 2024	484.0	$1,821	9.9	$(2,330)	$(509)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$2,510	$4,254	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	680	672	634
Amortization of discount and debt issuance costs	26	28	30
Loss on modification or extinguishment of debt	3	6	33
Total losses (gains) on derivative instruments, net	(402)	(2,082)	1,158
Net cash provided by (used for) settlement of derivative instruments	26	(2)	(102)
Other	19	20	44
Changes in operating assets and liabilities:
Trade and other receivables	(7)	254	(112)
Trade receivables—affiliate	114	273	(335)
Trade receivables—related party	(1)	—	—
Advances to affiliates	(11)	85	(36)
Inventory	(10)	18	12
Accounts payable and accrued liabilities	6	(467)	354
Accrued liabilities—related party	—	(2)	3
Total deferred revenue	39	46	(11)
Other, net	(32)	24	(52)
Other, net—affiliate	8	(18)	31
Net cash provided by operating activities	2,968	3,109	4,149

Cash flows from investing activities
Property, plant and equipment, net	(154)	(220)	(451)
Other	(8)	(7)	—
Net cash used in investing activities	(162)	(227)	(451)

Cash flows from financing activities
Proceeds from issuances of debt	1,228	1,397	559
Redemptions, repayments and repurchases of debt	(2,030)	(1,700)	(1,560)
Distributions	(2,235)	(2,907)	(2,635)
Other	(21)	(37)	(40)
Net cash used in financing activities	(3,058)	(3,247)	(3,676)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(252)	(365)	22
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	631	996	974
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$379	$631	$996

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

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 13—Related Party Transactions for additional details of the activity under these services agreements during the years ended December 31, 2024, 2023 and 2022.

We are not subject to federal or state income taxes, as our partners are taxed individually on their allocable share of our taxable income. At December 31, 2024, the tax basis of our assets and liabilities was $10.2 billion less than the reported amounts of our assets and liabilities. See Note 13—Related Party Transactions for details about income taxes under our tax sharing agreements.

As of December 31, 2024, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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
As of December 31, 2024, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

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

Recurring fair-value measurements are performed for derivative instruments, as disclosed in Note 7—Derivative Instruments.

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, trade and other receivables, net of current expected credit losses, accounts payable and accrued liabilities reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Refer to Note 10—Debt for our debt fair value estimates, including our estimation methods.

Revenue Recognition

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG Terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. We allocate the contract price (including both fixed and variable fees) in each LNG sales arrangement based on the stand-alone selling price of each performance obligation as of the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is not included in the transaction price.
Sales generated during the commissioning phase of a Train, which includes test activities such as production and removal of LNG from storage, are offset against the cost of construction for the respective Train, as commissioning is necessary

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
to test the facility and bring the asset to the condition necessary for its intended use. After substantial completion of a Train is achieved, fees received for LNG volumes produced are recognized as LNG revenues.

For transactions where we receive consideration from the customer, we assess whether we are the principal or the agent in the arrangement. Arrangements where we have concluded that we act as a principal are presented within our Consolidated Statements of Operations on a gross basis, and arrangements where we have concluded that we act as an agent are presented within our Consolidated Statements of Operations on a net basis.

See Note 12—Revenues for additional information regarding our LNG revenues.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.
Inventory

LNG, natural gas and other commodity inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value. Inventory is charged to expense when sold, or, for certain qualifying costs, capitalized to property, plant and equipment when issued, primarily using the weighted average method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction, acquisition, commissioning activities and costs that significantly extend the useful life or increase the functionality and/or capacity of an asset are capitalized. Expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred.

Generally, we begin capitalizing the costs of LNG terminal construction once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction.

Generally, costs that benefit us more broadly than for a specific project are capitalized prior to a project meeting the criteria otherwise necessary for capitalization and typically include engineering design work.

We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives. Refer to Note 6—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2024, 2023 and 2022.

Interest Capitalization

We capitalize interest costs mainly during the construction period of our LNG terminal and related assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred, except for capitalized interest associated with land, which is not depreciated.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement.

We did not have any derivative instruments designated as cash flow, fair value or net investment hedges during the years ended December 31, 2024, 2023 and 2022; therefore, the changes in the fair value of our derivative instruments are recorded in earnings.

As described in Concentration of Credit Risk below, the use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees. Variation margins or other daily margining posted for exchange-traded transactions that are contractually characterized as settlement of the respective derivative position are netted against the respective derivative asset or liability positions.
We have elected to report derivative assets and liabilities under master netting arrangements with the same counterparty on a net basis. Additionally, the fair value amounts recognized as cash collateral pledged or received, such as initial margins and other collateral that are not contractually characterized as settlement of the respective derivative positions, are offset against the fair value of derivatives executed with the same counterparty under a master netting arrangement. Collateral balances not offset against a derivative position are presented on our Consolidated Balance Sheets within other current assets. Derivative assets and liabilities not subject to master netting arrangements are presented net when we have a legally enforceable right and the intent to offset amounts with the same counterparty.

See Note 7—Derivative Instruments for additional details about our derivative instruments.

Leases

We determine if an arrangement is, or contains, a lease at inception of the arrangement. When we determine the arrangement is, or contains, a lease in which we are the lessee, we classify the lease as either an operating lease or a finance lease. Operating and finance leases are recognized on our Consolidated Balance Sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the future right to use the underlying asset over the lease term.

Operating and finance lease right-of-use assets and liabilities are generally recognized based on the present value of minimum lease payments over the lease term. In determining the present value of minimum lease payments, we use the implicit interest rate in the lease if readily determinable. In the absence of a readily determinable implicit interest rate, we discount our expected future lease payments using the incremental borrowing rate of the relevant Cheniere entity, which can be a parent entity when the terms of the lease arrangements are significantly influenced by the parent’s credit standing. The

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
incremental borrowing rate is an estimate of the interest rate that a given entity would have to pay to borrow on a collateralized basis over a similar term to that of the lease term. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability when they are reasonably certain to be exercised.
We have elected practical expedients to (1) omit leases with an initial term of 12 months or less from recognition on our Consolidated Balance Sheets and (2) to combine both the lease and non-lease components of an arrangement in calculating the right-of-use asset and lease liability for all classes of leased assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of (1) derivative instruments and (2) accounts receivable and contract assets related to our long-term SPAs, each discussed further above. Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivatives executed over-the-counter or through an exchange are subject to nominal credit risk as these transactions often require collateral that is returned to us (or to the counterparty) on or near the settlement date or are settled on a daily margin basis with investment grade financial institutions and are primarily facilitated by independent system operators and by clearing brokers. Payments on margin deposits, either by us or by the counterparty depending on the position, are required for non-exchange traded transactions when the value of a derivative exceeds the pre-established credit limit with the counterparty. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

SPL’s contracted LNG sales are primarily under SPAs with terms exceeding 10 years. As of December 31, 2024, SPL had SPAs with initial terms of 10 or more years with a total of 11 different third party customers and had agreements with Cheniere Marketing. SPL is dependent on the respective customers’ creditworthiness and their ability to perform under their respective SPAs. While substantially all of SPL’s long-term third party customer arrangements are executed with a creditworthy parent company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees, printing costs and commitment fees. Costs associated with entering into a line of credit or on undrawn funds are presented as an asset and classified as current or non-current, consistent with the respective credit facility. As of December 31, 2024 and 2023, all of such costs were classified as other non-current assets, net, on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method except in the case of our credit facilities, in which discounts, premiums and debt issuance costs are amortized on a straight-line basis over the contractual term.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We classify debt on our Consolidated Balance Sheets based on contractual maturity, with the following exceptions:
•We classify term debt that is contractually due within one year as long-term debt if management has the intent and ability to refinance the current portion of such debt with future cash proceeds from an executed long-term debt or equity agreement.
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

Our real property lease agreements at the Sabine Pass LNG Terminal require us to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty excepted, at the expiration of the term of the leases, with such terms being up to 90 years including renewal options. We have determined that the cost to surrender the Sabine Pass LNG Terminal in good order and repair, with normal wear and tear and casualty excepted, is immaterial, thus we have not recorded an ARO associated with the Sabine Pass LNG Terminal.
Our Creole Trail Pipeline is subject to regulations by the FERC for proper abandonment of a pipeline, including the disconnection of the pipelines from all sources and supplies of gas and other decommissioning costs. We believe that it is not feasible to predict when the natural gas transportation services provided by the Creole Trail Pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Creole Trail Pipeline have no stipulated termination dates. We intend to operate the Creole Trail Pipeline as long as supply and demand for natural gas exists in the United States and intend to maintain it regularly. For these reasons, we have not recorded an ARO associated with the Creole Trail Pipeline.

Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which we adopted on December 31, 2024. This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment information on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Refer to Note 16—Segment Information and Customer Concentration for the required disclosures.

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU No. 2025-01 in January 2025. This guidance requires disaggregated disclosures about certain income statement expense line items on an annual and interim basis. We continue to evaluate the impact of the provisions of this guidance on our disclosures, but plan to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2027.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	December 31,
	2024	2023
Trade receivables	$370	$364
Other receivables	10	9
Total trade and other receivables, net of current expected credit losses	$380	$373

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2024	2023
Materials	$114	$107
Natural gas	22	22
LNG	14	12
Other	1	1
Total inventory	$151	$142

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$20,292	$20,176
Construction-in-process	227	189
Accumulated depreciation	(4,835)	(4,173)
Total LNG terminal, net of accumulated depreciation	15,684	16,192
Fixed assets
Fixed assets	30	29
Accumulated depreciation	(24)	(26)
Total fixed assets, net of accumulated depreciation	6	3
Assets under finance leases
Tug vessels	75	23
Accumulated depreciation	(5)	(6)
Total assets under finance leases, net of accumulated depreciation	70	17
Property, plant and equipment, net of accumulated depreciation	$15,760	$16,212

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$675	$667	$630
Offsets to LNG terminal costs (1)	—	—	148

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

Assets under Finance Leases

Our assets under finance leases consist of certain tug vessels that meet the criteria to be classified as finance leases. These assets are depreciated on a straight-line method over the respective lease term. See Note 11—Leases for additional details of our finance leases.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	December 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$26	$(1,307)	$(1,281)	$18	$1	$(1,676)	$(1,657)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of December 31, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,307)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.495) - $1.144 / $0.056
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	90% - 410% / 202%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$(1,676)	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	165	1,302	(228)
Included in cost of sales, new deals (3)	19	16	(804)
Purchases and settlements:
Purchases (4)	—	—	(2,712)
Settlements (5)	185	724	(13)
Transfers out of level 3 (6)	—	1	—
Balance, end of period	$(1,307)	$(1,676)	$(3,719)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$184	$1,318	$(1,032)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period, in addition to any derivative contracts acquired from entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period. For further discussion of the IPM agreement that was novated to us in 2022, see Note 17—Supplemental Cash Flow Information.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of December 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,500 TBtu and 6,245 TBtu as of December 31, 2024 and 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both December 31, 2024 and 2023.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Year Ended December 31,
	2024	2023	2022
LNG revenues	$—	$—	$1
Cost of sales	402	2,082	(1,159)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	December 31, 2024	December 31, 2023
Current derivative assets	$84	$30
Derivative assets	98	40
Total derivative assets	182	70

Current derivative liabilities	(250)	(196)
Derivative liabilities	(1,213)	(1,531)
Total derivative liabilities	(1,463)	(1,727)

Derivative liability, net	$(1,281)	$(1,657)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP that are met (in millions):

	Liquefaction Supply Derivatives
	December 31, 2024	December 31, 2023
Gross assets	$228	$88
Offsetting amounts	(46)	(18)
Net assets	$182	$70

Gross liabilities	$(1,464)	$(1,746)
Offsetting amounts	1	19
Net liabilities	$(1,463)	$(1,727)

We had a collateral balance of $13 million that was recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, as of December 31, 2024. We did not have a collateral balance as of December 31, 2023.

NOTE 8—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2024	2023
Advances to service providers	$114	$120
Advance ad valorem tax payments	17	17
Debt issuance costs, net of accumulated amortization	13	16
Other, net	47	35
Total other non-current assets, net	$191	$188

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Natural gas purchases	$558	$464
Interest costs and related debt fees	176	256
LNG terminal and related pipeline costs	92	77
Other accrued liabilities	12	9
Total accrued liabilities	$838	$806

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 10—DEBT

Debt consisted of the following (in millions):

	December 31,
	2024	2023
SPL:
Senior Secured Notes:
5.750% due 2024	$—	$300
5.625% due 2025	300	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total SPL Senior Secured Notes	8,432	10,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,432	10,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033 (the “2033 CQP Senior Notes”)	1,400	1,400
5.750% due 2034 (the “2034 CQP Senior Notes”)	1,200	—
Total CQP Senior Notes	6,800	5,600
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	5,600
Total debt	15,232	16,032

Current debt, net of unamortized discount and debt issuance costs (1)	(351)	(300)
Unamortized discount and debt issuance costs	(120)	(126)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,761	$15,606

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

CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of our current and certain future subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of its future subordinated debt. In the event that the aggregate

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes (except for the 2033 CQP Senior Notes and 2034 CQP Senior Notes) will be secured by a first-priority lien (subject to permitted encumbrances) on substantially all of our and CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors. The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of any other senior secured obligations. We may, at any time, redeem all or part of the CQP Senior Notes at specified prices set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2024 (in millions):

Years Ending December 31,	Principal Payments
2025	$352
2026	1,607
2027	1,612
2028	1,468
2029	1,624
Thereafter	8,569
Total	$15,232

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of December 31, 2024 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (2)
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	224	—
Available commitment	$776	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (3)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (3)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

(1)The obligations of SPL under the SPL Revolving Credit Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Secured Notes. The SPL Revolving Credit Facility contains customary contractual conditions for extensions of credit.
(2)The obligations under the CQP Revolving Credit Facility are jointly, severally and unconditionally guaranteed by Cheniere Investments, SPLNG, CTPL, Sabine Pass LNG-GP, LLC, Sabine Pass Tug Services, LLC and Cheniere Pipeline GP Interests, LLC.
(3)The margin on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Loss on Extinguishment of Debt Related to Termination Agreement with Chevron

Our loss on modification or extinguishment of debt for the year ended December 31, 2022 includes a loss on extinguishment of prospective payment obligations of $31 million associated with a premium paid to Chevron U.S.A. Inc.(“Chevron”) to terminate a revenue sharing arrangement under the terminal marine services agreement with them. See Note 12—Revenues for further discussion of the termination of agreements with Chevron.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions. SPL is restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. At December 31, 2024, our restricted net assets of consolidated subsidiaries were approximately $109 million.

As of December 31, 2024, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Total interest cost	$808	$831	$910
Capitalized interest	(8)	(8)	(40)
Total interest expense, net of capitalized interest	$800	$823	$870

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$15,232	$14,803	$16,032	$15,636

(1)As of both December 31, 2024 and 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
	Consolidated Balance Sheets Location	2024	2023
Right-of-use assets—Operating	Operating lease assets	$79	$81
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	70	17
Total right-of-use assets		$149	$98

Current operating lease liabilities	Other current liabilities	4	10
Current finance lease liabilities	Other current liabilities	6	4
Non-current operating lease liabilities	Other non-current liabilities	76	71
Non-current finance lease liabilities	Other non-current liabilities	67	14
Total lease liabilities		$153	$99

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Consolidated Statements of Operations Location	2024	2023	2022
Operating lease cost (1)	Operating costs and expenses (2)	$12	$13	$13
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	7	4	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	1	—
Total lease cost		$22	$18	$15

(1)Includes $1 million of variable lease costs incurred during each of the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Presented in the appropriate expense line item, consistent with the nature of our use of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of December 31, 2024 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2025	$7	$11
2026	8	10
2027	8	10
2028	8	12
2029	9	12
Thereafter	109	40
Total lease payments	149	95
Less: Interest	(69)	(22)
Present value of lease liabilities	$80	$73

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	26.4	8.2	24.6	4.1
Weighted-average discount rate	5.1%	5.7%	3.9%	4.8%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table includes other quantitative information for our operating and finance leases (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$12	$10
Operating cash flows from finance leases	3	1	—
Financing cash flows from finance leases	5	4	—
Right-of-use assets obtained in exchange for operating lease liabilities (1)	4	1	—
Right-of-use assets obtained in exchange for finance lease liabilities (2)	60	—	23

(1)Net of $33 million reclassified from operating leases to finance leases during the year ended December 31, 2024, as a result of modifications of the underlying tug vessel leases.
(2)Net of $15 million reclassified from finance leases to operating leases during the year ended December 31, 2024, as a result of modifications of the underlying tug vessel leases.

NOTE 12—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$6,550	$6,991	$11,506
LNG revenues—affiliate	1,954	2,475	4,568
Regasification revenues	135	135	1,068
Other revenues	65	63	63
Total revenues from contracts with customers	8,704	9,664	17,205
Net derivative gain (See Note 7)	—	—	1
Total revenues	$8,704	$9,664	$17,206

LNG Revenues

We have numerous SPAs with third party customers for the sale of LNG on an FOB basis (delivered to the customer at the Sabine Pass LNG Terminal). Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 13—Related Party Transactions for additional information regarding these agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
time. We have determined that an output method of recognition based on elapsed time best reflects the benefits of this service to the customer and accordingly, LNG regasification capacity reservation fees are recognized as regasification revenues on a straight-line basis over the term of the respective TUAs.

In 2012, SPL entered into a partial TUA assignment agreement with TotalEnergies, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of TotalEnergies’ capacity and other services provided under TotalEnergies’ TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG Terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity and permit SPL to more flexibly manage its LNG storage capacity. Notwithstanding any arrangements between TotalEnergies and SPL, payments required to be made by TotalEnergies to SPLNG will continue to be made by TotalEnergies to SPLNG in accordance with its TUA and we continue to recognize the payments received from TotalEnergies as revenue. Cost incurred to TotalEnergies are recognized in operating and maintenance expense. During the years ended December 31, 2024, 2023 and 2022, SPL recorded $133 million, $132 million and $131 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Termination Agreement with Chevron

In June 2022, Chevron entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates (the “Termination Agreement”), effective July 2022, for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, terminated on December 31, 2022, upon SPLNG’s receipt of the Termination Fee in December 2022. We allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which was recognized ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations, and an offsetting $31 million reported, upon receipt of the Termination Fee, as a loss on extinguishment of debt on our Consolidated Statements of Operations allocable to a premium paid to Chevron to terminate a revenue sharing arrangement with them that was accounted for as debt.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2024
Deferred revenue, beginning of period	$190
Cash received but not yet recognized in revenue	153
Revenue recognized from prior period deferral	(114)
Deferred revenue, end of period	$229

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2024
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	9
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$9

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2024 and 2023 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$44.4	7	$47.6	8
LNG revenues—affiliate	0.7	1	1.4	2
Regasification revenues	0.5	3	0.7	3
Total revenues	$45.6		$49.7

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions have been met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Year Ended December 31,
	2024	2023
LNG revenues	51%	56%
LNG revenues—affiliate	64%	69%
Regasification revenues	8%	7%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2024	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing (1)	$1,954	$2,472	$4,565
Contracts for Sale and Purchase of Natural Gas and LNG (2)	—	3	3
Total LNG revenues—affiliate	1,954	2,475	4,568

Cost of sales—affiliate
Cheniere Marketing Agreements (1)	4	—	—
Contracts for Sale and Purchase of Natural Gas and LNG (2)	—	22	213
Total cost of sales—affiliate	4	22	213

Operating and maintenance expense—affiliate
Services Agreements (see Note 1) (3)	172	166	166

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (4)	58	62	72

General and administrative expense—affiliate
Services Agreements (see Note 1) (3)	90	89	92

Other operating costs and expenses—affiliate
Services Agreements (see Note 1) (3)	2	1	—

(1)SPL primarily sells LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices. SPL also has a master SPA agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. As of December 31, 2024 and 2023, SPL had $161 million and $272 million of trade and other receivables—affiliate, respectively, under these agreements with Cheniere Marketing. In addition, SPL has an arrangement with Cheniere Marketing to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
(2)SPL has an agreement with CCL that allows them to sell and purchase natural gas and LNG from each other. Natural gas purchased under these agreements is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. Additionally, SPLNG is able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. As of December 31, 2024 and 2023, the amount of trade and other receivables—affiliate associated with these agreements was immaterial.
(3)We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements were primarily based on a cost reimbursement structure, and following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of December 31, 2024 and 2023, we had $101 million and $84 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(4)SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the Liquefaction

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Project. This related party is partially owned by Brookfield, who indirectly owns a portion of our limited partner interests. SPL recorded accrued liabilities—related party of $5 million as of both December 31, 2024 and 2023, respectively, with this related party.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 12—Revenues.

Other Agreements

Terminal Marine Services Agreement

In connection with its tug boat leases, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Under this agreement, Tug Services distributed $13 million, $13 million and $12 million during the years ended December 31, 2024, 2023 and 2022, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

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
Cooperative Endeavor Agreements

SPLNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish granted SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal as early as 2019. In 2018, SPLNG entered into a Memorandum of Understanding, which forgave approximately $7.5 million of the dollar-for-dollar credits, and in 2022, an agreement was reached to defer the commencement of the dollar-for-dollar credits until 2027. As of both December 31, 2024 and 2023, we had $17 million of amounts associated with dollar-for-dollar credits due on advance tax payments to the taxing authorities recorded to other non-current assets on our Consolidated Balance Sheets. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal. We had $17 million of other non-current liabilities—affiliate as of both December 31, 2024 and 2023 from these payments received from Cheniere Marketing.
NOTE 14—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On January 29, 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of February 10, 2025, and the related general partner

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
distribution, that was paid on February 14, 2025 with respect to the three months ended December 31, 2024. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Year Ended December 31, 2024
Net income	$2,510
Declared distributions (1)	2,014	1,574	40	400
Assumed allocation of undistributed net income (2)	$496	486	10	—
Assumed allocation of net income		$2,060	$50	$400

Weighted average units outstanding		484.0
Basic and diluted net income per unit (3)		$4.25

Year Ended December 31, 2023
Net income	$4,254
Declared distributions (1)	2,861	1,997	57	807
Assumed allocation of undistributed net income (2)	$1,393	1,366	28	—
Assumed allocation of net income		$3,363	$85	$807

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$6.95

Year Ended December 31, 2022
Net income	$2,498
Declared distributions (1)	2,982	2,057	60	865
Assumed allocation of undistributed net loss (2)	$(484)	(474)	(10)	—
Assumed allocation of net income		$1,583	$50	$865

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$3.27

(1)Represents distributions declared with respect to earnings of the respective period.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).
(3)Basic and diluted net income per unit in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future contractual commitments which do not meet the definition of a liability as of December 31, 2024 and thus are not recognized as liabilities in our Consolidated Financial Statements. Executed contracts containing such future commitments include agreements for capital expenditures, natural gas transportation and storage services, goods and services necessary to operate our Liquefaction Project and letters of credit.

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

Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2024, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 16—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. We are managed by our general partner, and the executive team of our general partner is organized by function, rather than legal entity or discrete financial data oversight, with no business component managers reporting to the chief operating decision maker (“CODM”), who is the president and chief executive officer of our general partner. The CODM regularly analyzes financial and operational data on a single basis of segmentation at the consolidated level, consistent with our integrated service offering, in order to allocate resources and assess performance.

The measure of profit and loss regularly provided to the CODM that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $388 million in gains, $2.1 billion in gains and $1.1 billion in losses for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income was $31 million, $44 million and $16 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in interest and dividend income on our Consolidated Statements of Operations.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the United States. Total expenditures for additions to long-lived assets is reported on our Consolidated Statements of Cash Flows.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers			Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023
Customer A	22%	23%	22%	19%	22%
Customer B	15%	16%	15%	*	16%
Customer C	15%	16%	15%	20%	12%
Customer D	14%	15%	15%	18%	15%
Customer E	11%	11%	10%	*	12%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2024	2023	2022
United States	$2,329	$2,601	$5,278
South Korea	1,024	1,169	1,932
India	1,015	1,119	1,951
United Kingdom	976	717	1,026
Ireland	947	1,058	1,858
Other countries	459	525	593
Total	$6,750	$7,189	$12,638

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$841	$748	$777
Non-cash investing activity:
Unpaid purchases of property, plant and equipment (1)	38	32	103

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2024, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending December 31, 2024, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

CMI SPA Committee

The board of directors of our general partner has formed a CMI SPA Committee, composed of James Ball, chairman, Taylor Johnson and Matthew Runkle to approve LNG sales entered into between Cheniere Marketing and SPL.

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

Meetings of Independent Directors and Communications with Directors
The board of directors of our general partner holds regular executive sessions in which independent directors meet without any members of management present. During such executive sessions, the Chairman of the Audit Committee serves as the presiding director.
Interested parties wishing to communicate with the board of directors of our general partner or any members thereof should send any communication to the Corporate Secretary, Cheniere Energy Partners, L.P., 845 Texas Avenue, Suite 1250, Houston, Texas 77002. If the interested party is a unitholder, any such communication must state the number of units beneficially owned by the unitholder making the communication. The Corporate Secretary will forward such communication to the full board of directors of our general partner or to any individual director or directors to whom the communication is directed, unless the Corporate Secretary determines that the communication does not relate to the business or affairs of the Partnership or the functioning or constitution of the board of directors of our general partner or any of its committees, relates to routine or insignificant matters that do not warrant the attention of the board of directors of our general partner, is an advertisement or other commercial solicitation or communication, is frivolous or offensive, or is otherwise not appropriate for delivery to the directors. The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full board of directors of our general partner or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made through the Corporate Secretary and only in accordance with the Partnership’s policies and procedures and the applicable laws and regulations relating to the disclosure of information.
Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 14, 2025, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Dell’Amore, Hutton and Runkle to the board of directors of our general partner were made pursuant to the rights of CQP Holdco LP (f/k/a Blackstone CQP Holdco LP) (“CQP Holdco”) under the Third Amended and Restated Limited Liability Company Agreement of our general partner (the “GP LLC Agreement”) to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	62	May 2016	Chairman of the Board and President and Chief Executive Officer
James R. Ball	74	September 2012	Director
Zach Davis	40	August 2020	Director and Executive Vice President and Chief Financial Officer
Christopher Dell’Amore	35	January 2023	Director
Anatol Feygin	56	October 2024	Director and Executive Vice President and Chief Commercial Officer
Matthew Hutton	37	April 2024	Director
Taylor Johnson	45	June 2023	Director and Senior Vice President and Deputy General Counsel
Lon McCain	77	March 2007	Director
Vincent Pagano, Jr.	74	December 2012	Director
Oliver G. Richard, III	72	September 2012	Director
Matthew Runkle	46	April 2024	Director

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

James R. Ball
Director of our general partner, Chairman of the Executive Committee and the CMI SPA Committee and a member of the Conflicts Committee
Mr. Ball served as a senior advisor to Tachebois Limited, an energy and equities advisory firm from 2011 to 2019. Mr. Ball served as a Non-Executive Director of Gas Strategies Group Ltd, a professional services company providing commercial energy advisory services, from September 2011 to June 2013. From 1988 through 2003, he served as Chief Executive and Chairman of Gas Strategies Group, a company he founded and where he spent his career advising on financing, developing and operating many of the world’s largest LNG projects. From 2004 until August 2011, he also served as an Executive Director of Gas Strategies Group. Mr. Ball has over 40 years of experience in the LNG business. Mr. Ball is a Fellow of the Energy Institute and Companion of the Institute of Gas Engineers and Managers. Mr. Ball received a B.A. in Economics from the University of Colorado and an M.S. from Bayes Business School. It was determined that Mr. Ball should serve as a director of our general partner because of his background as an advisor in the energy industry. Mr. Ball has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) during the past five years.

Zach Davis
Executive Vice President and Chief Financial Officer of our general partner, Director of our general partner and a member of the Executive Committee
Mr. Davis has served as Chief Financial Officer of Cheniere and our general partner since August 2020. Institutional Investor/Extel has recognized Mr. Davis as the All-America Executive Team Overall #1 ranked CFO in Energy - Natural Gas & Master Limited Partnership Sector in 2022, 2023 and 2024 by the buy-side and sell-side investor community.

Mr. Davis joined Cheniere in November 2013. While serving as Chief Financial Officer, he has served as Executive Vice President since February 2022 and served as Senior Vice President from August 2020 to February 2022. He previously served as Senior Vice President, Finance from February 2020 to August 2020 and as Vice President, Finance and Planning from October 2016 to February 2020. Mr. Davis has over 18 years of finance experience, primarily in the LNG, power, renewable energy, midstream and infrastructure sectors. Prior to joining Cheniere, Mr. Davis held energy investment banking and project finance roles at Credit Suisse, Marathon Capital and HSH Nordbank. Mr. Davis received a B.S. in Economics from Duke University. It was determined that Mr. Davis should serve as a director of our general partner because of his background in energy finance and his perspective as Executive Vice President and Chief Financial Officer of Cheniere. Mr. Davis has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act during the past five years.

Christopher Dell’Amore
Director of our general partner and a member of the Executive Committee
Mr. Dell’Amore is a Managing Director in the Infrastructure Group for Blackstone Inc. Prior to joining Blackstone, Mr. Dell’Amore worked at Morgan Stanley Infrastructure Partners (MSIP) and Fortress Investment Group, focusing on private equity investments in the energy, power and transportation sectors. Prior to that, Mr. Dell’Amore was an Analyst at Société Générale in the Energy group. Mr. Dell’Amore previously served as a director of Höegh LNG Holdings Ltd., a leading owner and operator of floating storage and regasification units and LNG carriers, as a Board Alternate/Observer from May 2021 to September 2021. Mr. Dell’Amore received a B.A. in Economics and Spanish Language & Literature from Colgate University, where he graduated magna cum laude and with honors, an M.B.A. from The Wharton School at the University of Pennsylvania and an M.A. in International Studies (Latin America) from The Lauder Institute at the University of Pennsylvania. Mr. Dell’Amore was appointed as a director of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement, and brings energy and infrastructure investment experience to the board.

Anatol Feygin
Director and Executive Vice President and Chief Commercial Officer of our general partner
Mr. Feygin has served as Executive Vice President and Chief Commercial Officer of Cheniere and Cheniere Partners GP since September 2016 and December 2016, respectively. Mr. Feygin joined Cheniere in March 2014 as Senior Vice President, Strategy and Corporate Development. Prior to joining Cheniere, Mr. Feygin worked with Loews Corporation from November 2007 to March 2014, most recently as its Vice President, Energy Strategist and Senior Portfolio Manager. Prior to joining Loews, Mr. Feygin spent three years at Bank of America, most recently as Head of Global Commodity Strategy. Mr. Feygin began his banking career at J.P. Morgan Securities Inc. as Senior Analyst, Natural Gas Pipelines and Distributors. Mr. Feygin previously served on the board of directors of Diamond Offshore Drilling, Inc., an offshore drilling provider, from May 2019 to April 2021. Mr. Feygin earned a B.S. in Electrical Engineering from Rutgers University and an M.B.A. in Finance from the Leonard N. Stern School of Business at New York University. It was determined that Mr. Feygin should serve as a director of our general partner because of his background in the energy and natural gas industry and his perspective as Executive Vice President and Chief Commercial Officer of Cheniere.

Matthew Hutton
Director of our general partner and member of the Executive Committee
Mr. Hutton is a Managing Director and Head of Energy Infrastructure investments for Brookfield’s Infrastructure Group. In this role, he is responsible for oversight and leading investment sector activities in the Americas and is involved in the screening and evaluation of global investment initiatives. Prior to joining Brookfield in September 2016, Mr. Hutton was a manager of corporate development with Koch Industries, where he focused on the energy, petrochemical and fertilizer sectors. Previously, Mr. Hutton worked in the investment banking group at Macquarie Group Ltd., where he focused on investment opportunities in the infrastructure sector. Mr. Hutton holds a Bachelor of Science degree, with a concentration in Finance, from Ithaca College. Mr. Hutton was appointed as a director of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement, and brings energy and infrastructure investment experience to the board. Mr. Hutton has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act during the past five years.

Taylor Johnson
Senior Vice President and Deputy General Counsel of our general partner, Director of our general partner and a member of the CMI SPA Committee
Mr. Johnson has served as Senior Vice President and Deputy General Counsel of Cheniere and Cheniere Partners GP since February 2024. He previously served as Deputy General Counsel and Assistant Secretary from March 2023 to February 2024. Mr. Johnson joined Cheniere in April 2017 as Assistant General Counsel, providing legal support and strategic advice for Cheniere’s commercial transactions, project development activities and climate and sustainability initiatives. Mr. Johnson has over 15 years of experience in LNG project development, LNG marketing, LNG trading and LNG operations. Prior to joining Cheniere, Mr. Johnson held senior legal and commercial positions with Veresen Inc. and BG Group. Mr. Johnson received a B.B.A. from Abilene Christian University and a J.D. from the University of Houston. It was determined that Mr. Johnson should serve as a director of our general partner because of his background in commercial transactions and his perspective as Senior Vice President and Deputy General Counsel of Cheniere. Mr. Johnson has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act during the past five years.

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

Matthew Runkle
Director of our general partner, member of the Executive Committee and a member of the CMI SPA Committee
Mr. Runkle is a Senior Managing Director and Head of Renewables and Midstream within the Infrastructure Group for Blackstone Inc., an alternative asset management firm. Since joining Blackstone in October 2017, Mr. Runkle has been involved in the execution of Blackstone investments, including Invenergy Renewables, a partnership with NextEra Energy, Cheniere Partners and Tallgrass Energy. Before joining Blackstone, Mr. Runkle spent 15 years at ArcLight Capital Partners, LLC, a private equity firm focused on energy infrastructure investments. While at ArcLight, Mr. Runkle sourced, executed and actively managed investments in assets and companies across the power and midstream sectors. Prior to that, Mr. Runkle began his career at The NorthBridge Group as an analyst, where he focused on corporate strategy for vertically integrated utilities. Mr. Runkle has served as a director of Tallgrass Energy Partners GP, L.P., a midstream energy infrastructure company since March 2019. Mr. Runkle previously served as a director of Cheniere from April 2023 to April 2024 and Cheniere Partners GP from July 2021 to April 2023. He also serves as chair of the Brooklyn Community Board of the Jeremiah Program, a non-profit social services organization. Mr. Runkle holds a Bachelor's degree in Geology and Geophysics from Yale University. Mr. Runkle was appointed as a director of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement, and brings energy and infrastructure investment experience to the board.

Code of Ethics and Corporate Governance Guidelines

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

Our Corporate Governance Guidelines set out the material corporate practices that the board of directors of our general partner has implemented which serve the best interests of the Partnership and its unitholders. Our Corporate Governance Guidelines are available on our website at https://cqpir.cheniere.com/company-information/governance-documents.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2024 in a timely manner.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities applicable to our or our general partner’s directors, officers, employees and other covered persons, and have implemented processes for the Partnership, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and The New York Stock Exchange listing standards. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

By the members of the board of directors of our general partner:
Jack A. Fusco
James R. Ball
Zach Davis
Christopher Dell’Amore
Anatol Feygin
Matthew Hutton
Taylor Johnson
Lon McCain
Vincent Pagano, Jr.
Oliver G. Richard, III
Matthew Runkle

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2024.

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

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Dell’Amore serves as a Managing Director in the Infrastructure Group for Blackstone Inc., Mr. Hutton serves as a Managing Director and Head of Energy Infrastructure investments for Brookfield’s Infrastructure Group and Mr. Runkle serves as a Senior Managing Director and Head of Renewables and Midstream within the Infrastructure Group for Blackstone Inc. They do not receive additional compensation for service as directors.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2024 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
Brian Baker (3)(4)	—	—	—	—	—	—	—
James R. Ball (5)	115,000	145,590	—	—	—	—	260,590
Zach Davis (2)	—	—	—	—	—	—	—
Christopher Dell’Amore (3)(4)	—	—	—	—	—	—	—
Anatol Feygin (2)(3)	—	—	—	—	—	—	—
Corey Grindal (2)(3)	—	—	—	—	—	—	—
Matthew Hutton (3)(4)	—	—	—	—	—	—	—
Taylor Johnson (2)	—	—	—	—	—	—	—
Lon McCain (6)	102,500	146,160	—	—	—	—	248,660
Vincent Pagano, Jr. (7)	97,500	173,820	—	—	—	—	271,320
Scott Peak (3)(4)	—	—	—	—	—	—	—
Oliver G. Richard, III (8)	85,000	145,590	—	—	—	—	230,590
Matthew Runkle (3)(4)	—	—	—	—	—	—	—

(1)Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.
(2)Messrs. Fusco, Davis and Feygin served as executive officers of our general partner and as executive officers of Cheniere during fiscal year 2024. Mr. Johnson served as an officer of our general partner and as an officer of Cheniere since June 28, 2023. Mr. Grindal served as an executive officer of our general partner and as an executive officer of Cheniere from January 1 until October 2, 2024. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.
(3)Effective April 2, 2024, Messrs. Hutton and Runkle were appointed to the board of directors of our general partner and Messrs. Baker and Peak each resigned as a member of the board of directors of our general partner. Effective as of October 2, 2024, Messr. Feygin was appointed to the board of directors of our general partner and Messr. Grindal resigned as a member of the board of directors of our general partner.
(4)Messrs. Baker, Dell’Amore, Hutton, Peak and Runkle are employees of Blackstone or Brookfield, as applicable. They do not receive additional compensation for service as directors.
(5)Mr. Ball was granted 3,000 phantom units in 2024 with a grant date fair value of $145,590. In addition, Mr. Ball received $109,193 in cash and 750 common units on account of 3,000 phantom units granted in earlier years that vested in 2024. As of December 31, 2024, he held 7,500 phantom units and 7,500 common units for a total of 15,000 units.
(6)Mr. McCain was granted 3,000 phantom units in 2024 with a grant date fair value of $146,160. In addition, Mr. McCain received $18,270 in cash and 2,625 common units on account of 3,000 phantom units granted in earlier years that vested in 2024. As of December 31, 2024, he held 7,500 phantom units and 16,500 common units for a total of 24,000 units.
(7)Mr. Pagano was granted 3,000 phantom units in 2024 with a grant date fair value of $173,820. In addition, Mr. Pagano received $86,910 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2024. As of December 31, 2024, he held 7,500 phantom units and 13,125 common units for a total of 20,625 units.
(8)Mr. Richard was granted 3,000 phantom units in 2024 with a grant date fair value of $145,590. In addition, Mr. Richard received $72,795 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2024. As of December 31, 2024, he held 7,500 phantom units and 17,250 common units for a total of 24,750 units.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 14, 2025, the following units were outstanding: 484.0 million common units and 9.9 million general partner units.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units and/or general partner units as of February 14, 2025:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	239,872,502	50%	51%
Blackstone Inc. (2)	203,984,605	42%	41%
Brookfield Asset Management Inc. (3)	204,321,313	42%	41%

(1)Cheniere Energy, Inc. also owns 9,878,178 of our general partner units.
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

Directors and Executive Officers

The following table sets forth information with respect to our common units beneficially owned as of February 14, 2025, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 14, 2025, the current directors and executive officers of CQP beneficially owned an aggregate of 54,375 common units (less than 1% of the outstanding common units at the time).

The table also presents information with respect to Cheniere Energy, Inc.’s common stock beneficially owned as of February 14, 2025, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. As of February 14, 2025, Cheniere Energy, Inc. had approximately 223.7 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jack A. Fusco	—	—%	724,062	*%
Zach Davis	—	—	108,661	*
Anatol Feygin	—	—	212,481	*
James R. Ball	7,500	*	—	—
Christopher Dell’Amore (1)	—	—	—	—
Matthew Hutton (1)	—	—	—	—
Taylor Johnson	—	—	46,274	*
Lon McCain	16,500	*	—	—
Vincent Pagano, Jr.	13,125	*	—	—
Oliver G. Richard, III	17,250	*	—	—
Matthew Runkle (1)	—	—	—	—
All current directors and executive officers as a group (11 persons)	54,375	*%	1,091,478	*%

*    Less than 1%
(1)Messrs. Dell’Amore, Hutton and Runkle were appointed as directors of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2024 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	17,625	N/A	1,167,500
Total	17,625	N/A	1,167,500

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

Independent Directors

Because we are a limited partnership, the NYSE does not require our general partner’s board of directors to be composed of a majority of directors who meet the criteria for independence required by the NYSE. The board of our general partner has determined that Messrs. Ball, McCain, Pagano and Richard are independent directors in accordance with the NYSE independence standards.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2024 and 2023 (in millions):

	Fiscal 2024	Fiscal 2023
Audit Fees	$3	$3

Audit Fees—Audit fees for 2024 and 2023 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2024 and 2023.

Tax Fees—There were no tax fees in 2024 and 2023.

Other Fees—There were no other fees in 2024 and 2023.
Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2024 and 2023 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Exhibits

(1)    Financial Statements—Cheniere Energy Partners, L.P.:

(2)    Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant for the years ended December 31, 2024, 2023 and 2022	98

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
2.1	Contribution and Conveyance Agreement, by and among the Partnership, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LP, effective as of March 26, 2007	CQP	8-K	10.4	3/26/2007
2.2	Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among the Partnership, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere	CQP	8-K	10.2	8/9/2012

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of the Partnership	CQP (SEC File No. 333-139572)	S-1	3.1	12/21/2006
3.2	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of February 14, 2017	CQP	8-K	3.1	2/21/2017
3.3	Certificate of Formation of Cheniere Partners GP	CQP (SEC File No. 333-139572)	S-1	3.3	12/21/2006
3.4	Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012	CQP	8-K	3.2	8/9/2012
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)	CQP	8-K	3.1	2/21/2017
4.2	Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	CQP	8-K	4.1	2/4/2013
4.3	First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.1	4/16/2013
4.4	Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.2	4/16/2013
4.5	Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	11/25/2013
4.6	Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	5/22/2014
4.7	Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.2	5/22/2014
4.8	Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	3/3/2015
4.9	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.8 above)	CQP	8-K	4.1	3/3/2015
4.10	Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/14/2016
4.11	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.10 above)	CQP	8-K	4.1	6/14/2016
4.12	Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/23/2016
4.13	Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/23/2016
4.14	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.13 above)	CQP	8-K	4.2	9/23/2016
4.15	Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/6/2017
4.16	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.15 above)	CQP	8-K	4.1	3/6/2017
4.17	Eleventh Supplemental Indenture, dated as of May 8, 2020, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020
4.18	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.17 above)	SPL	8-K	4.1	5/8/2020
4.19	Twelfth Supplemental Indenture, dated as of November 29, 2022, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	11/29/2022
4.20	Form of 5.900% Senior Secured Amortizing Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.19 above)	SPL	8-K	4.1	11/29/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.21	Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	2/27/2017
4.22	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.21 above)	CQP	8-K	4.1	2/27/2017
4.23	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.24	2/24/2022
4.24	Form of 2.95% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.23 above)	CQP	10-K	4.24	2/24/2022
4.25	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.26	2/24/2022
4.26	Form of 3.17% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.25 above)	CQP	10-K	4.26	2/24/2022
4.27	First Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.28	2/24/2022
4.28	Form of 3.19% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.27 above)	CQP	10-K	4.28	2/24/2022
4.29	Second Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.30	2/24/2022
4.30	Form of 3.08% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.29 above)	CQP	10-K	4.30	2/24/2022
4.31	Third Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.32	2/24/2022
4.32	Form of 3.10% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.31 above)	CQP	10-K	4.32	2/24/2022
4.33	Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/18/2017
4.34	First Supplemental Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/18/2017
4.35	Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2018
4.36	Third Supplemental Indenture, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2019
4.37	Form of 4.500% Senior Notes due 2029 (Included as Exhibit A-1 to Exhibit 4.36 above)	CQP	8-K	4.1	9/12/2019
4.38	Fourth Supplemental Indenture, dated as of November 5, 2020, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	10-Q	4.1	11/6/2020
4.39	Fifth Supplemental Indenture, dated as of March 11, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/11/2021
4.40	Form of 4.000% Senior Notes due 2031 (Included as Exhibit A-1 to Exhibit 4.39 above)	CQP	8-K	4.1	3/11/2021
4.41	Sixth Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/27/2021
4.42	Form of 3.25% Senior Notes due 2032 (Included as Exhibit A-1 to Exhibit 4.41 above)	CQP	8-K	4.1	9/27/2021
4.43	Seventh Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	10/1/2021

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.44	Eighth Supplemental Indenture, dated as of June 21, 2023, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/21/2023
4.45	Form of 5.950% Senior Notes due 2033 (Included as Exhibit A to Exhibit 4.44 above)	CQP	8-K	4.1	6/21/2023
4.46	Ninth Supplemental Indenture, dated as of May 22, 2024, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	5/22/2024
4.47	Form of 5.750% Senior Secured Notes due 2034 (Included as Exhibit A to Exhibit 4.46 above)	CQP	8-K	4.1	5/22/2024
4.48	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	CQP	10-K	4.47	2/22/2024
10.1	Senior Revolving Credit and Guaranty Agreement, among SPL, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	SPL (SEC File No. 333-273238)	S-4	10.46	7/13/2023
10.2	Fourth Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL (SEC File No. 333-273238)	S-4	10.44	7/13/2023
10.3	Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	SPL	8-K	10.3	3/23/2020
10.4	Credit and Guaranty Agreement, dated as of June 23, 2023, among the Partnership, as borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Société Générale, Natixis, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, and Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants	CQP	10-Q	10.2	8/3/2023
10.5†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan	CQP	8-K	10.3	3/26/2007
10.6†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award)	CQP	10-Q	10.9	11/2/2012
10.7†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan	CQP	10-Q	10.8	11/2/2012
10.8†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement)	CQP	10-K	10.41	2/20/2015
10.9†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement)	CQP	10-K	10.42	2/20/2015
10.10†	Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP	CQP	10-Q	10.2	11/3/2022
10.11	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	8-K	10.1	11/21/2011
10.12	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	10-Q	10.1	5/3/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.13	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.14	Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between SPL and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended	CQP	10-Q	10.8	8/3/2023
10.15	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	8-K	10.1	12/12/2011
10.16	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	10-K	10.18	2/22/2013
10.17	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between SPL and GAIL (India) Limited, as amended	CQP	10-Q	10.6	8/3/2023
10.18	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer)	CQP	8-K	10.1	1/26/2012
10.19	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between SPL and BG Gulf Coast LNG, LLC, as amended	CQP	10-Q	10.5	8/3/2023
10.20	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	8-K	10.1	1/30/2012
10.21	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	10-K	10.19	2/22/2013
10.22	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between SPL and Korea Gas Corporation, as amended	CQP	10-Q	10.7	8/3/2023
10.23	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014
10.24	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.25	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between SPL and Cheniere Marketing International LLP	CQP	10-Q	10.1	5/9/2019
10.26	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	10-Q	10.2	8/5/2021
10.27	Letter Agreement, dated November 24, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	8-K	10.1	11/26/2021

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.28	Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and Cheniere Marketing International LLP, dated August 5, 2014, as amended	CQP	10-Q	10.9	8/3/2023
10.29	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between SPL and Cheniere Marketing International LLP	CQP	10-Q	10.3	11/3/2022
10.30	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL	CQP	8-K	10.6	5/15/2012
10.31	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL	SPL	10-Q/A	10.8	11/9/2015
10.32	Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG	CQP	10-Q	10.6	11/2/2012
10.33	Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL	CQP	10-Q	10.2	8/2/2013
10.34	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL	CQP	8-K	10.5	5/15/2012
10.35	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013
10.36	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and SPL	SPL	10-Q/A	10.7	11/9/2015
10.37	Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG	CQP	10-Q	10.5	11/2/2012
10.38	Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.75	12/2/2013
10.39	Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere	CQP	10-Q	10.4	11/2/2012
10.40	Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP	CQP	10-Q	10.1	8/2/2013
10.41	Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.74	12/2/2013
10.42	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG	Cheniere	10-Q	10.7	11/6/2007
10.43	Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP	CQP	10-Q	10.3	11/2/2012
10.44	Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.73	12/2/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.45	Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, the Partnership, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time	CQP	8-K	10.1	8/6/2012
14.1	Code of Business Conduct and Ethics	CQP	8-K	14.1	11/19/2024
19*	Policy on Insider Trading and Compliance
21.1	Subsidiaries of the Partnership	CQP	10-K	21.1	2/22/2024
22.1	List of Issuers and Guarantor Subsidiaries	CQP	10-Q	22.1	10/31/2024
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cheniere Energy Partners, L.P. Clawback Policy	CQP	10-K	97	2/22/2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), CQP (SEC File No. 001-33366), Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating costs and expenses
General and administrative expense	$(4)	$(4)	$(4)
General and administrative expense—affiliate	(16)	(16)	(15)
Amortization of capitalized interest associated to investment in subsidiaries	(3)	(3)	(3)
Total operating costs and expenses	(23)	(23)	(22)

Other income (expense)
Interest expense, net of capitalized interest	(298)	(218)	(176)
Other income	20	32	14
Equity income of subsidiaries	2,811	4,463	2,682
Total other income	2,533	4,277	2,520

Net income	$2,510	$4,254	$2,498

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED BALANCE SHEETS
(in millions)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$268	$572
Trade and other receivables—affiliates	3	1
Other current assets	1	1
Total current assets	272	574

Capitalized interest associated to investment in subsidiaries, net of accumulated amortization	75	74
Debt issuance costs, net of accumulated amortization	6	7
Investment in subsidiaries	5,969	4,204
Total assets	$6,322	$4,859

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accrued liabilities	$96	$97
Due to affiliates	4	4
Total current liabilities	100	101

Long-term debt, net of debt issuance costs	6,731	5,542

Partners’ deficit	(509)	(784)
Total liabilities and partners’ deficit	$6,322	$4,859

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities	$2,167	$2,682	$2,514

Cash flows from investing activities
Capitalized interest associated to investment in subsidiaries	(4)	(2)	(1)
Investments in subsidiaries	(1,414)	(1,470)	(454)
Distributions received from subsidiaries	—	—	601
Payments of financing costs of subsidiary	—	(2)	—
Net cash provided by (used in) investing activities	(1,418)	(1,474)	146

Cash flows from financing activities
Proceeds from issuance of debt	1,198	1,397	—
Debt issuance and other financing costs	(16)	(25)	—
Distributions to owners	(2,235)	(2,907)	(2,635)
Net cash used in financing activities	(1,053)	(1,535)	(2,635)

Net increase (decrease) in cash and cash equivalents	(304)	(327)	25
Cash and cash equivalents—beginning of period	572	899	874
Cash and cash equivalents—end of period	$268	$572	$899

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION

The Condensed Financial Statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for CQP.

In the Condensed Financial Statements, CQP’s investments in subsidiaries are presented at the net amount attributable to CQP under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated and the investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. CQP’s share of net income or loss from operations of the subsidiaries is reported as equity income or loss of subsidiaries. In the Condensed Statements of Cash Flows, we apply the cumulative earnings approach when determining whether distributions received from subsidiaries shall be treated as returns of or returns on investment. Under this approach, all distributions received by CQP are deemed returns on investment and classified as cash inflows from operating activities unless the cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed the cumulative equity earnings recognized by CQP, in which the excess distributions received during the period are deemed returns of investment and classified as cash inflows from investing activities.

A substantial amount of CQP’s operating, investing and financing activities are conducted by its subsidiaries. The Condensed Financial Statements should be read in conjunction with CQP’s Consolidated Financial Statements.

NOTE 2—DEBT

Our debt consisted of the following (in millions):

	December 31,
	2024	2023
Senior notes:
4.500% due 2029	$1,500	$1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	—
Total senior notes	6,800	5,600
Revolving credit and guaranty agreement	—	—
Total debt	6,800	5,600

Unamortized debt issuance costs	(69)	(58)
Total long-term debt, net of debt issuance costs	$6,731	$5,542

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2024 (in millions):

Years Ending December 31,	Principal Payments
2029	$1,500
Thereafter	5,300
Total	$6,800

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHENIERE ENERGY PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—CONTINUED
NOTE 3—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information, excluding any non-cash contributions from affiliates of Cheniere to our subsidiaries for which the contribution passed through us (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for interest, net of amounts capitalized	$292	$168	$163
Cash distributions from subsidiaries	2,460	2,838	3,282

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 19, 2025
Jack A. Fusco

/s/ Zach Davis	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 19, 2025
Zach Davis

/s/ David Slack	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
David Slack

/s/ Anatol Feygin	Executive Vice President and Chief Commercial Officer, Director	February 19, 2025
Anatol Feygin

/s/ Taylor Johnson	Senior Vice President and Deputy General Counsel, Director	February 19, 2025
Taylor Johnson

/s/ James R. Ball	Director	February 19, 2025
James R. Ball

/s/ Christopher Dell’Amore	Director	February 19, 2025
Christopher Dell’Amore

/s/ Matthew Hutton	Director	February 19, 2025
Matthew Hutton

/s/ Lon McCain	Director	February 19, 2025
Lon McCain

/s/ Vincent Pagano Jr.	Director	February 19, 2025
Vincent Pagano Jr.

/s/ Oliver G. Richard, III	Director	February 19, 2025
Oliver G. Richard, III

/s/ Matthew Runkle	Director	February 19, 2025
Matthew Runkle