Form 10-Q
period 2025-03-31
Cheniere Energy Partners, L.P.
filed 2025-05-08
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 1, 2025, the registrant had 484,048,123 common units outstanding.

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
LNG revenues	$2,267	$1,720
LNG revenues—affiliate	671	524
Regasification revenues	34	34
Other revenues	17	17
Total revenues	2,989	2,295

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,703	964
Cost of sales—affiliate	—	4
Operating and maintenance expense	203	200
Operating and maintenance expense—affiliate	44	43
Operating and maintenance expense—related party	15	13
General and administrative expense	4	3
General and administrative expense—affiliate	23	22
Depreciation and amortization expense	171	168
Other operating costs and expenses	—	3
Total operating costs and expenses	2,163	1,420

Income from operations	826	875

Other income (expense)
Interest expense, net of capitalized interest	(190)	(202)
Interest and dividend income	5	9
Total other expense	(185)	(193)

Net income	$641	$682

Basic and diluted net income per common unit (1)	$1.08	$1.18

Weighted average basic and diluted number of common units outstanding	484.0	484.0

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$94	$270
Restricted cash and cash equivalents	76	109
Trade and other receivables, net of current expected credit losses	435	380
Trade and other receivables—affiliate	235	164
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	73	101
Inventory	164	151
Current derivative assets	25	84
Other current assets, net	58	65
Total current assets	1,160	1,325

Property, plant and equipment, net of accumulated depreciation	15,638	15,760
Operating lease assets	78	79
Derivative assets	29	98
Other non-current assets, net	189	191
Total assets	$17,094	$17,453

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$68	$62
Accrued liabilities	857	838
Accrued liabilities—related party	6	5
Current debt, net of unamortized discount and debt issuance costs	104	351
Due to affiliates	32	63
Deferred revenue	82	120
Deferred revenue—affiliate	—	3
Current derivative liabilities	154	250
Other current liabilities	10	20
Total current liabilities	1,313	1,712

Long-term debt, net of unamortized discount and debt issuance costs	14,714	14,761
Derivative liabilities	1,177	1,213
Other non-current liabilities	247	252
Other non-current liabilities—affiliate	23	24
Total liabilities	17,474	17,962

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both March 31, 2025 and December 31, 2024)	2,052	1,821
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both March 31, 2025 and December 31, 2024)	(2,432)	(2,330)
Total partners’ deficit	(380)	(509)
Total liabilities and partners’ deficit	$17,094	$17,453

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in millions)
(unaudited)

Three Months Ended March 31, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484.0	$1,821	9.9	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484.0	$2,052	9.9	$(2,432)	$(380)

Three Months Ended March 31, 2024
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2023	484.0	$1,038	9.9	$(1,822)	$(784)
Net income	—	668	—	14	682
Distributions
Common units, $1.035/unit	—	(501)	—	—	(501)
General partner units	—	—	—	(219)	(219)
Balance at March 31, 2024	484.0	$1,205	9.9	$(2,027)	$(822)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$641	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	171	168
Amortization of discount and debt issuance costs	6	7
Total losses (gains) on derivative instruments, net	18	(55)
Net cash provided by (used for) settlement of derivative instruments	(22)	12
Other	4	5
Changes in operating assets and liabilities:
Trade and other receivables	(55)	136
Trade receivables—affiliate	(71)	118
Trade receivables—related party	1	—
Advances to affiliates	29	(25)
Inventory	(13)	8
Accounts payable and accrued liabilities	35	(343)
Accounts payable and accrued liabilities—related party	2	—
Due to affiliates	(30)	(22)
Total deferred revenue	(42)	(21)
Other, net	(5)	3
Other, net—affiliate	(4)	(4)
Net cash provided by operating activities	665	669

Cash flows from investing activities
Property, plant and equipment	(60)	(36)
Other	(1)	(1)
Net cash used in investing activities	(61)	(37)

Cash flows from financing activities
Proceeds from issuances of debt	125	—
Redemptions and repayments of debt	(425)	(150)
Distributions	(512)	(720)
Other	(1)	(1)
Net cash used in financing activities	(813)	(871)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(209)	(239)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	379	631
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$170	$392

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has natural gas liquefaction facilities with total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are pursuing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and we have commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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
As of March 31, 2025, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Trade receivables	$423	$370
Other receivables	12	10
Total trade and other receivables, net of current expected credit losses	$435	$380

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Materials	$117	$114
Natural gas	8	22
LNG	38	14
Other	1	1
Total inventory	$164	$151

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$20,352	$20,292
Construction-in-process	214	227
Accumulated depreciation	(5,002)	(4,835)
Total LNG terminal, net of accumulated depreciation	15,564	15,684
Fixed assets
Fixed assets	30	30
Accumulated depreciation	(24)	(24)
Total fixed assets, net of accumulated depreciation	6	6
Assets under finance leases
Tug vessels	75	75
Accumulated depreciation	(7)	(5)
Total assets under finance leases, net of accumulated depreciation	68	70
Property, plant and equipment, net of accumulated depreciation	$15,638	$15,760

Depreciation expense was $170 million and $167 million during the three months ended March 31, 2025 and 2024, respectively.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(2)	$(1,275)	$(1,277)	$—	$26	$(1,307)	$(1,281)

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,275)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.590) - $0.265 / $0.016
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	103% - 374% / 196%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$(1,307)	$(1,676)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(28)	(2)
Included in cost of sales, new deals (3)	14	9
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	46	34
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,275)	$(1,635)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(14)	$7

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,536 TBtu and 5,500 TBtu as of March 31, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2025	2024
Cost of sales	$(18)	$55

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Current derivative assets	$25	$84
Derivative assets	29	98
Total derivative assets	54	182

Current derivative liabilities	(154)	(250)
Derivative liabilities	(1,177)	(1,213)
Total derivative liabilities	(1,331)	(1,463)

Derivative liability, net	$(1,277)	$(1,281)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2025	December 31, 2024
Gross assets	$114	$228
Offsetting amounts	(60)	(46)
Net assets	$54	$182

Gross liabilities	$(1,351)	$(1,464)
Offsetting amounts	20	1
Net liabilities	$(1,331)	$(1,463)

We had a collateral balance of $18 million and $13 million that was recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024, respectively.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Natural gas purchases	$623	$558
Interest costs and related debt fees	141	176
LNG terminal and related pipeline costs	79	92
Other accrued liabilities	14	12
Total accrued liabilities	$857	$838

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total SPL Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,132	8,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
Total CQP Senior Notes	6,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	6,800
Total debt	14,932	15,232

Current debt, net of unamortized discount and debt issuance costs (1)	(104)	(351)
Unamortized discount and debt issuance costs	(114)	(120)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,714	$14,761

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of March 31, 2025 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	215	—
Available commitment	$785	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

(1)The margin on the interest rate, the commitment fees and the letter of credit fees is subject to change based on the applicable entity’s credit rating.

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

As of March 31, 2025, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Total interest cost	$192	$204
Capitalized interest	(2)	(2)
Total interest expense, net of capitalized interest	$190	$202

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$14,932	$14,613	$15,232	$14,803

(1)As of both March 31, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers
LNG revenues	$2,267	$1,720
LNG revenues—affiliate	671	524
Regasification revenues	34	34
Other revenues	17	17
Total revenues from contracts with customers	$2,989	$2,295

For the three months ended March 31, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue, beginning of period	$229
Cash received but not yet recognized in revenue	71
Revenue recognized from prior period deferral	(113)
Deferred revenue, end of period	$187

The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue—affiliate, beginning of period	$9
Cash received but not yet recognized in revenue	0
Revenue recognized from prior period deferral	(3)
Deferred revenue—affiliate, end of period	$6

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$43.4	7	$44.4	7
LNG revenues—affiliate	0.6	1	0.7	1
Regasification revenues	0.5	3	0.5	3
Total revenues	$44.5		$45.6

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2025	2024
LNG revenues	63%	50%
LNG revenues—affiliate	75%	63%
Regasification revenues	8%	8%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$671	$524

Cost of sales—affiliate
Cheniere Marketing Agreements	—	4

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	44	43

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	15	13

General and administrative expense—affiliate
Services Agreements (see Note 1)	23	22

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

See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $1 million during both the three months ended March 31, 2025 and 2024, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Deficit.

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Deficit. On April 29, 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of May 9, 2025, and the related general partner distribution, to be paid on May 15, 2025 with respect to the three months ended March 31, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended March 31, 2025
Net income	$641
Less: declared distributions (1)	511	397	10	104
Assumed allocation of undistributed net income (2)	$130	128	3	—
Assumed allocation of net income		$525	$13	$104

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.08

Three Months Ended March 31, 2024
Net income	$682
Less: declared distributions (1)	501	392	10	99
Assumed allocation of undistributed net income (2)	$181	177	4	—
Assumed allocation of net income		$569	$14	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.18

(1)Represents distributions declared with respect to earnings of the respective period.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $41 million in losses and $43 million in gains for the three months ended March 31, 2025 and 2024, respectively. Interest income was $4 million and $9 million for the three months ended March 31, 2025 and 2024, respectively, which is included in interest and dividend income on our Consolidated Statements of Operations.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	24%	24%	27%	19%
Customer B	14%	15%	*	*
Customer C	14%	14%	15%	20%
Customer D	13%	13%	19%	18%
Customer E	11%	12%	*	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$216	$304
Non-cash investing activity:
Unpaid purchases of property, plant and equipment (1)	23	20

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and the IPM agreement currently in effect, with approximately 13 years of weighted average remaining life as of March 31, 2025, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 80-90% of our current and planned liquefaction capacity under long-term SPAs and IPM agreements with creditworthy counterparties under the pricing structures described above, with financial parameters that consider, among other things, targeted unlevered returns, project leverage and distributions.
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the Liquefaction Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). We have commenced commercialization to support the additional liquefaction capacity associated with the SPL Expansion Project. The development of the SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
Certification to commence construction
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing (3)

Commercialization and Other Contracting	Definitive commercial agreements (4)	In process
Definitive full-scope EPC contract

Critical Milestone	Target FID (5)	2026/2027

✓ indicates receipt of authorization, subject to ongoing conditionality

(1)Anticipated based on capacity, scale, location and infrastructure. Subject to regulatory review and approval and may change based on design considerations, engagement with contractors, and other factors. Subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.
(2)Our activities, including our expansion activities, are highly regulated, and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risks factors relating to regulations.
(3)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project, if we reach a positive FID.
(4)Liquefaction capacity partially contracted through SPA or IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation.
(5)Potentially subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Operational

•As of May 1, 2025, over 2,930 cumulative LNG cargoes totaling over 200 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•We declared a distribution of $0.820 per common unit for the three months ended March 31, 2025. On April 29, 2025, with respect to the first quarter of 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of May 9, 2025, and the related general partner distribution, to be paid on May 15, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.
•In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”) at maturity.
•In February 2025, Fitch Ratings upgraded the issuer credit rating of CQP to BBB from BBB- with a stable outlook.

Results of Operations

	Three Months Ended March 31,
(in millions, except per unit data)	2025	2024	Variance
Revenues
LNG revenues	$2,267	$1,720	$547
LNG revenues—affiliate	671	524	147
Regasification revenues	34	34	—
Other revenues	17	17	—
Total revenues	2,989	2,295	694

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,703	964	739
Cost of sales—affiliate	—	4	(4)
Operating and maintenance expense	203	200	3
Operating and maintenance expense—affiliate	44	43	1
Operating and maintenance expense—related party	15	13	2
General and administrative expense	4	3	1
General and administrative expense—affiliate	23	22	1
Depreciation and amortization expense	171	168	3
Other operating costs and expenses	—	3	(3)
Total operating costs and expenses	2,163	1,420	743

Income from operations	826	875	(49)

Other income (expense)
Interest expense, net of capitalized interest	(190)	(202)	12
Interest and dividend income	5	9	(4)
Total other expense	(185)	(193)	8

Net income	$641	$682	$(41)

Basic and diluted net income per common unit	$1.08	$1.18	$(0.10)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	405	417	(12)

Net income

Net income declined by $41 million during the three months ended March 31, 2025 as compared to the same period of 2024. The decline was attributable to an $84 million unfavorable change in fair value of agreements accounted for as derivative instruments, partially offset by a $32 million increase in LNG revenues, net of cost of sales and excluding derivatives, and a $12 million decrease in interest expense, net of capitalized interest. The unfavorable change in fair value of agreements accounted for as derivative instruments was due to certain factors, including geopolitical and trade uncertainties, weather, transportation and storage, which generally resulted in widening market-based locational price differentials for U.S. natural gas deliveries and persistent global LNG and natural gas index price volatility.

The following is an additional discussion of the significant drivers of the variance in net income by line item:

Revenues

The $694 million increase in revenues during the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $733 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by a $63 million decrease from lower production volume largely due to having one less operating day during the three months ended March 31, 2025 as a result of 2024 being a leap year and increased operating and maintenance activities compared to the same period of 2024.

Operating costs and expenses

The $743 million increase in operating costs and expenses during the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $643 million increase in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices, and an $83 million decrease in gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, as further described above under Net income.

Significant factor affecting our results of operations
Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements. For commodity derivative instruments, including those related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2025
Cash and cash equivalents	$94
Restricted cash and cash equivalents designated for the Liquefaction Project	76
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	785
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,785

Total available liquidity	$1,955

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2025. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”), consisting of the $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, $1.4 billion of 5.950% Senior Notes due 2033 and $1.2 billion of 5.750% Senior Notes due 2034 (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by certain subsidiaries of CQP (each a “Guarantor” and collectively, the “CQP Guarantors”), as prescribed within the respective debt agreements governing such Guaranteed Obligation.
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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Current assets, net	$135	$312
Current assets—affiliate	75	103
Current assets with Non-Guarantors	27	53
Total current assets	237	468

Non-current assets, net	3,017	3,034
Total assets	$3,254	$3,502

LIABILITIES
Current liabilities
Current liabilities	$126	$148
Current liabilities—affiliate	22	57
Current liabilities due to Non-Guarantors	84	120
Total current liabilities	232	325

Long-term debt, net of premium, discount and debt issuance costs	6,733	6,731
Other non-current liabilities	139	141
Non-current liabilities—affiliate	17	18
Total liabilities	$7,121	$7,215

Summarized Statement of Operations (in millions)	Three Months Ended March 31, 2025

Revenues	$51
Revenues from Non-Guarantors	140
Total revenues	191

Operating costs and expenses	61
Operating costs and expenses—affiliate	54
Operating costs and expenses—Non-Guarantors	1
Total operating costs and expenses	116

Income from operations	75
Net income	(10)

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

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$665	$669
Net cash used in investing activities	(61)	(37)
Net cash used in financing activities	(813)	(871)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(209)	$(239)

Operating Cash Flows

The 4 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers, partially offset by decreased payment of interest on our debt from a decrease in total indebtedness.

Investing Cash Flows

Cash outflows for property, plant and equipment during the three months ended March 31, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Proceeds from issuances of debt	$125	$—
Redemptions and repayments of debt	(425)	(150)
Distributions	(512)	(720)
Other	(1)	(1)
Net cash used in financing activities	$(813)	$(871)

Debt Activity

During the three months ended March 31, 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 2025 SPL Senior Notes. SPL also borrowed and repaid $125 million under the SPL Revolving Credit Facility during the three months ended March 31, 2025. During the three months ended March 31, 2024, SPL prepaid the outstanding aggregate principal amount of $150 million of the 5.750% Senior Secured Notes due 2024 with cash on hand.

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
The following provides a summary of distributions paid by us during the three months ended March 31, 2025 and 2024:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
February 14, 2025	October 1 - December 31, 2024	$0.820	397	10	104
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

In addition, Tug Services distributed $1 million during both the three months ended March 31, 2025 and 2024 to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On April 29, 2025, with respect to the first quarter of 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of May 9, 2025, and the related general partner distribution, to be paid on May 15, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

	March 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,277)	$316	$(1,281)	$342

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities of the Liquefaction Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline. In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project. To date, the DOE has also issued orders under Section 3 of the NGA authorizing SPL to export domestically produced LNG. We currently have the SPL Expansion Project pending non-FTA export approval with the DOE, although approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

Following its investigation of the maritime, logistics and shipbuilding sector in China, the Office of the U.S. Trade Representative (the “USTR”) has mandated restrictions on the maritime transport services for LNG exports and, if the restrictions are not met, the USTR stated it may direct the suspension of LNG export licenses until the terms of the restrictions are met. Among other things, the restrictions mandate that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047. These restrictions will not apply to a vessel for up to three years if the vessel owner orders and takes delivery of a U.S.-built vessel of equivalent or greater LNG capacity. The USTR stated it will continue to monitor effects of its action and will consider modification if appropriate. While we are monitoring developments of the restrictions, the potential impact of the restrictions on us and the LNG industry remains uncertain as the USTR stated that it will consult with the DOE and other relevant agencies, as appropriate, to provide notice and further technical information on the restrictions.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2025, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2025)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 7, 2025	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 7, 2025	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)