Form 10-Q
period 2025-06-30
Cheniere Energy Partners, L.P.
filed 2025-08-07
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 1, 2025, the registrant had 484,048,123 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,857	$1,454	$4,124	$3,174
LNG revenues—affiliate	549	391	1,220	915
Regasification revenues	34	34	68	68
Other revenues	15	15	32	32
Total revenues	2,455	1,894	5,444	4,189

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,196	661	2,899	1,625
Cost of sales—affiliate	—	—	—	4
Operating and maintenance expense	289	210	492	410
Operating and maintenance expense—affiliate	42	39	86	82
Operating and maintenance expense—related party	13	16	28	29
General and administrative expense	2	3	6	6
General and administrative expense—affiliate	24	23	47	45
Depreciation and amortization expense	171	170	342	338
Other operating costs and expenses	2	5	2	8
Other operating costs and expenses—affiliate	1	1	1	1
Total operating costs and expenses	1,740	1,128	3,903	2,548

Income from operations	715	766	1,541	1,641

Other income (expense)
Interest expense, net of capitalized interest	(188)	(202)	(378)	(404)
Loss on modification or extinguishment of debt	—	(3)	—	(3)
Interest and dividend income	4	9	9	18
Other income—affiliate	22	—	22	—
Total other expense	(162)	(196)	(347)	(389)

Net income	$553	$570	$1,194	$1,252

Basic and diluted net income per common unit (1)	$0.91	$0.95	$1.99	$2.13

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$108	$270
Restricted cash and cash equivalents	36	109
Trade and other receivables, net of current expected credit losses	261	380
Trade and other receivables—affiliate	147	164
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	191	101
Inventory	153	151
Current derivative assets	28	84
Prepaid expenses	65	42
Other current assets, net	27	23
Other current assets—affiliate	1	—
Total current assets	1,017	1,325

Property, plant and equipment, net of accumulated depreciation	15,540	15,760
Operating lease assets	78	79
Derivative assets	103	98
Other non-current assets, net	192	191
Total assets	$16,930	$17,453

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$71	$62
Accrued liabilities	667	838
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	609	351
Due to affiliates	42	63
Deferred revenue	110	120
Deferred revenue—affiliate	1	3
Current derivative liabilities	142	250
Other current liabilities	13	20
Total current liabilities	1,655	1,712

Long-term debt, net of unamortized discount and debt issuance costs	14,213	14,761
Derivative liabilities	1,136	1,213
Other non-current liabilities	243	252
Other non-current liabilities—affiliate	23	24
Total liabilities	17,270	17,962

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both June 30, 2025 and December 31, 2024)	2,197	1,821
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both June 30, 2025 and December 31, 2024)	(2,537)	(2,330)
Total partners’ deficit	(340)	(509)
Total liabilities and partners’ deficit	$16,930	$17,453

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484.0	$1,821	9.9	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484.0	2,052	9.9	(2,432)	(380)
Net income	—	542	—	11	553
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(116)	(116)
Balance at June 30, 2025	484.0	$2,197	9.9	$(2,537)	$(340)

Three and Six Months Ended June 30, 2024
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2023	484.0	$1,038	9.9	$(1,822)	$(784)
Net income	—	668	—	14	682
Distributions
Common units, $1.035/unit	—	(501)	—	—	(501)
General partner units	—	—	—	(219)	(219)
Balance at March 31, 2024	484.0	1,205	9.9	(2,027)	(822)
Net income	—	559	—	11	570
Distributions
Common units, $0.810/unit	—	(392)	—	—	(392)
General partner units	—	—	—	(112)	(112)
Balance at June 30, 2024	484.0	$1,372	9.9	$(2,128)	$(756)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,194	$1,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	342	338
Amortization of discount and debt issuance costs	12	13
Total gains on derivative instruments, net	(121)	(164)
Net cash provided by (used for) settlement of derivative instruments	(13)	17
Other	9	12
Changes in operating assets and liabilities:
Trade and other receivables	119	88
Trade receivables—affiliate	16	134
Trade receivables—related party	1	—
Advances to affiliates	(79)	(38)
Inventory	(3)	(3)
Accounts payable and accrued liabilities	(169)	(146)
Accounts payable and accrued liabilities—related party	(5)	—
Total deferred revenue	(16)	(19)
Other, net	(39)	(62)
Other, net—affiliate	(25)	(21)
Net cash provided by operating activities	1,223	1,401

Cash flows from investing activities
Property, plant and equipment	(128)	(66)
Other, net	(3)	(3)
Net cash used in investing activities	(131)	(69)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	265	1,228
Redemptions and repayments of debt	(565)	(1,530)
Debt issuance and other financing costs	—	(15)
Distributions	(1,025)	(1,224)
Other	(2)	(3)
Net cash used in financing activities	(1,327)	(1,544)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(235)	(212)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	379	631
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$144	$419

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of June 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and we have commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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
As of June 30, 2025, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Trade receivables	$246	$370
Other receivables	15	10
Total trade and other receivables, net of current expected credit losses	$261	$380

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Materials	$112	$114
Natural gas	25	22
LNG	15	14
Other	1	1
Total inventory	$153	$151

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$20,442	$20,292
Construction-in-process	196	227
Accumulated depreciation	(5,169)	(4,835)
Total LNG terminal, net of accumulated depreciation	15,469	15,684
Fixed assets
Fixed assets	29	30
Accumulated depreciation	(24)	(24)
Total fixed assets, net of accumulated depreciation	5	6
Assets under finance leases
Tug vessels	75	75
Accumulated depreciation	(9)	(5)
Total assets under finance leases, net of accumulated depreciation	66	70
Property, plant and equipment, net of accumulated depreciation	$15,540	$15,760

Depreciation expense was $170 million and $169 million during the three months ended June 30, 2025 and 2024, respectively, and $340 million and $336 million during the six months ended June 30, 2025 and 2024, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including our IPM agreements, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$—	$(1,147)	$(1,147)	$—	$26	$(1,307)	$(1,281)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,147)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.590) - $0.222 / $0.048
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	68% - 361% / 176%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$(1,275)	$(1,635)	$(1,307)	$(1,676)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	73	106	59	98
Included in cost of sales, new deals (3)	7	7	5	7
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	48	27	96	76
Transfers out of level 3 (6)	—	—	—	—
Balance, end of period	$(1,147)	$(1,495)	$(1,147)	$(1,495)
Favorable changes in fair value relating to instruments still held at the end of the period	$80	$113	$64	$105

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of June 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,436 TBtu and 5,500 TBtu as of June 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both June 30, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$139	$109	$121	$164

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Current derivative assets	$28	$84
Derivative assets	103	98
Total derivative assets	131	182

Current derivative liabilities	(142)	(250)
Derivative liabilities	(1,136)	(1,213)
Total derivative liabilities	(1,278)	(1,463)

Derivative liability, net	$(1,147)	$(1,281)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2025	December 31, 2024
Gross assets	$176	$228
Offsetting amounts	(45)	(46)
Net assets	$131	$182

Gross liabilities	$(1,283)	$(1,464)
Offsetting amounts	5	1
Net liabilities	$(1,278)	$(1,463)

We had a collateral balance of $19 million and $13 million that was recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024, respectively.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Natural gas purchases	$357	$558
Interest costs and related debt fees	155	176
LNG terminal and related pipeline costs	132	92
Other accrued liabilities	23	12
Total accrued liabilities	$667	$838

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026 (the “2026 SPL Senior Notes”) (1)	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (2)	1,782	1,782
Total SPL Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,132	8,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
Total CQP Senior Notes	6,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	6,800
Total debt	14,932	15,232

Current debt, net of unamortized discount and debt issuance costs (1) (2)	(609)	(351)
Unamortized discount and debt issuance costs	(110)	(120)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,213	$14,761

(1)In July 2025, we issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035, and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of the 2026 SPL Senior Notes. As a portion of the 2026 SPL Senior Notes that were contractually due within one year was refinanced with a long-term debt instrument before the issuance of these Consolidated Financial Statements, the amount redeemed was classified as long-term debt as of June 30, 2025.
(2)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2025 (in millions):

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

Restrictive Debt Covenants

The agreements governing our and SPL’s indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our and SPL’s ability to make certain investments or pay distributions. For example, SPL is restricted from making distributions under agreements governing its indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of June 30, 2025, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest cost	$190	$204	$382	$408
Capitalized interest	(2)	(2)	(4)	(4)
Total interest expense, net of capitalized interest	$188	$202	$378	$404

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$14,932	$14,800	$15,232	$14,803

(1)As of both June 30, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues	$1,857	$1,454	$4,124	$3,174
LNG revenues—affiliate	549	391	1,220	915
Regasification revenues	34	34	68	68
Other revenues	15	15	32	32
Total revenues from contracts with customers	$2,455	$1,894	$5,444	$4,189

For the three and six months ended June 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue, beginning of period	$229
Cash received but not yet recognized in revenue	100
Revenue recognized from prior period deferral	(116)
Deferred revenue, end of period	$213

The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue—affiliate, beginning of period	$9
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(4)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$42.7	7	$44.4	7
LNG revenues—affiliate	0.5	1	0.7	1
Regasification revenues	0.5	2	0.5	3
Total revenues	$43.7		$45.6

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price, and allocable to wholly unsatisfied future performance obligations or otherwise constrained, will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues	60%	46%	61%	48%
LNG revenues—affiliate	72%	61%	74%	62%
Regasification revenues	8%	8%	8%	8%

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$549	$391	$1,220	$915

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	4

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	42	39	86	82

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	13	16	28	29

General and administrative expense—affiliate
Services Agreements (see Note 1)	24	23	47	45

Other operating costs and expenses—affiliate
Services Agreements (see Note 1)	1	1	1	1

Other income—affiliate
Services Agreements (see Note 1) (2)	22	—	22	—

(1)These arrangements were with a party who indirectly owns a portion of our limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.
(2)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments to, for the affiliate to pay operating expenses on their behalf pursuant to their operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. Prospectively, the affiliate will allocate such income to our subsidiaries in each period.

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

See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $3 million during both the three months ended June 30, 2025 and 2024 and $4 million during both the six months ended June 30, 2025 and 2024 to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Deficit.

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Deficit. On July 29, 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 8, 2025, and the related general partner distribution, to be paid on August 14, 2025 with respect to the three months ended June 30, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

The following table provides a reconciliation of net income and the allocation of net income to the common units, the general partner units and IDRs for purposes of computing basic and diluted net income per unit (in millions, except per unit data). The amounts in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended June 30, 2025
Net income	$553
Less: declared distributions (1)	511	397	10	104
Assumed allocation of undistributed net income (2)	$42	42	1	—
Assumed allocation of net income		$439	$11	$104

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.91

Three Months Ended June 30, 2024
Net income	$570
Less: declared distributions (1)	501	392	10	99
Assumed allocation of undistributed net income (2)	$69	67	1	—
Assumed allocation of net income		$459	$11	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.95

Six Months Ended June 30, 2025
Net income	$1,194
Less: declared distributions (1)	1,021	794	20	207
Assumed allocation of undistributed net income (2)	$173	169	3	—
Assumed allocation of net income		$963	$23	$207

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.99

Six Months Ended June 30, 2024
Net income	$1,252
Less: declared distributions (1)	1,002	784	20	198
Assumed allocation of undistributed net income (2)	$250	245	5	—
Assumed allocation of net income		$1,029	$25	$198

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$2.13

(1)Represents distributions declared with respect to earnings of the respective period.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss are significant noncash items of changes in the fair value of our derivative instruments, which were $159 million and $119 million in gains for the three and six months ended June 30, 2025, respectively, and $104 million and $147 million in gains for the same periods of 2024, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
$2 million and $6 million for the three and six months ended June 30, 2025, respectively, and $9 million and $18 million for the same periods of 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	23%	25%	24%	24%	15%	19%
Customer B	18%	12%	15%	14%	18%	*
Customer C	15%	16%	14%	15%	18%	20%
Customer D	13%	13%	13%	13%	14%	18%
Customer E	*	11%	10%	11%	12%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$380	$405
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	29	23
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease liabilities (2)	2	36
Finance lease liabilities (3)	—	74

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of $33 million reclassified from operating leases to finance leases during the six months ended June 30, 2024, as a result of modifications of the underlying tug vessel leases.
(3)Net of $15 million reclassified from finance leases to operating leases during the six months ended June 30, 2024, as a result of modifications of the underlying tug vessel leases.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of June 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and the IPM agreement currently in effect, with approximately 13 years of weighted average remaining life as of June 30, 2025, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 90% of our current and planned liquefaction capacity under long-term SPAs and IPM agreements with creditworthy counterparties under the pricing structures described above, with financial parameters that consider, among other things, targeted unlevered returns, project leverage and distributions.
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the Liquefaction Project with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we have commenced commercialization to support the additional liquefaction capacity associated with this project. The SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
Certification to commence construction (3)
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing (4)

Commercialization and Other Contracting	Definitive commercial agreements (5)	In process
Definitive full-scope EPC contract

Critical Milestone	Target FID (6)	2026/2027

✓ indicates receipt of authorization, subject to ongoing conditionality

(1)Anticipated based on capacity, scale, location and infrastructure. Subject to regulatory review and approval and may change based on design considerations, engagement with contractors and other factors. Subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.
(2)Our activities, including our expansion activities, are highly regulated, and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risks factors relating to regulations.
(3)Based on letter from the FERC granting our request to commence with site preparation. The FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses.
(4)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project, if we reach a positive FID.
(5)Liquefaction capacity partially contracted by Cheniere Marketing and SPL Stage V through SPA or IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation.
(6)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
Operational

•As of August 1, 2025, approximately 3,030 cumulative LNG cargoes totaling approximately 210 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•We declared distributions of $0.820 and $1.64 per common unit for the three and six months ended June 30, 2025, respectively. On July 29, 2025, with respect to the second quarter of 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 8, 2025, and the related general partner distribution, to be paid on August 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.
•In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”) at maturity. Additionally, in July 2025, we issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035, and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of the 2026 SPL Senior Notes.
•In February 2025, Fitch Ratings upgraded the issuer credit rating of CQP to BBB from BBB- with a stable outlook. In June 2025, S&P Global Ratings concurrently assigned a BBB rating to the 2035 CQP Senior Notes and upgraded the remaining unsecured CQP notes to BBB from BBB-.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per unit data)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,857	$1,454	$403	$4,124	$3,174	$950
LNG revenues—affiliate	549	391	158	1,220	915	305
Regasification revenues	34	34	—	68	68	—
Other revenues	15	15	—	32	32	—
Total revenues	2,455	1,894	561	5,444	4,189	1,255

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,196	661	535	2,899	1,625	1,274
Cost of sales—affiliate	—	—	—	—	4	(4)
Operating and maintenance expense	289	210	79	492	410	82
Operating and maintenance expense—affiliate	42	39	3	86	82	4
Operating and maintenance expense—related party	13	16	(3)	28	29	(1)
General and administrative expense	2	3	(1)	6	6	—
General and administrative expense—affiliate	24	23	1	47	45	2
Depreciation and amortization expense	171	170	1	342	338	4
Other operating costs and expenses	2	5	(3)	2	8	(6)
Other operating costs and expenses—affiliate	1	1	—	1	1	—
Total operating costs and expenses	1,740	1,128	612	3,903	2,548	1,355

Income from operations	715	766	(51)	1,541	1,641	(100)

Other income (expense)
Interest expense, net of capitalized interest	(188)	(202)	14	(378)	(404)	26
Loss on modification or extinguishment of debt	—	(3)	3	—	(3)	3
Interest and dividend income	4	9	(5)	9	18	(9)
Other income—affiliate	22	—	22	22	—	22
Total other expense	(162)	(196)	34	(347)	(389)	42

Net income	$553	$570	$(17)	$1,194	$1,252	$(58)

Basic and diluted net income per common unit	$0.91	$0.95	$(0.04)	$1.99	$2.13	$(0.14)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	351	372	(21)	756	789	(33)
Net income

Net income declined by $17 million and $58 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, primarily attributable to:
•$79 million and $82 million increases in operating and maintenance expense, respectively, primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during the three months ended June 30, 2025; and

•$43 million decrease in derivative gains between the comparable six month periods primarily attributable to widening market-based locational price differentials for U.S. natural gas deliveries and the relative estimated convergence of applicable global and U.S. domestic natural gas prices.
These unfavorable variances were partially offset by:
•$30 million increase in derivative gains between the comparable three month periods primarily due to the factors described above;
•$27 million increase in LNG revenues, net of cost of sales and excluding derivatives between the six month periods;
•$14 million and $26 million decrease in interest expense, net of capitalized interest for the three and six month periods, respectively; and
•$22 million increase in other income—affiliate for both the three and six month periods.

The following is an additional discussion of the significant drivers of the variance in net income by line item:

Revenues

The $561 million and $1.3 billion increases in revenues during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $653 million and $1.4 billion increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by $103 million and $168 million decreases, respectively, from lower production volume primarily due to the planned large-scale maintenance activities, as further described above under the caption Net income.

Operating costs and expenses

The $612 million and $1.4 billion increases in operating costs and expenses during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $548 million and $1.2 billion increases in the cost of natural gas feedstock, respectively, largely due to the increase in U.S. natural gas prices, as further described under the caption Revenues, as well as $79 million and $82 million increases in operating and maintenance costs, respectively, as a result of the planned large-scale maintenance activities, as further described above under the caption Net income.

Other income (expense)
The $34 million and $42 million favorable variances during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily due to a $22 million increase in other income—affiliate during both comparable periods, related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 10—Related Party Transactions. Additionally contributing to the favorable variances were $14 million and $26 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to a decrease in total indebtedness over both periods. The daily average debt balance decreased from $16.0 billion during the six months ended June 30, 2024 to $15.1 billion during the same period of 2025, as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan.
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

Business Seasonality

Our quarterly results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2025
Cash and cash equivalents	$108
Restricted cash and cash equivalents designated for the Liquefaction Project	36
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	785
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,785

Total available liquidity	$1,929

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2025. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Current assets, net	$153	$312
Current assets—affiliate	192	103
Current assets with Non-Guarantors	34	53
Total current assets	379	468

Non-current assets, net	3,005	3,034
Total assets	$3,384	$3,502

LIABILITIES
Current liabilities
Current liabilities	$142	$148
Current liabilities—affiliate	28	57
Current liabilities due to Non-Guarantors	189	120
Total current liabilities	359	325

Long-term debt, net of premium, discount and debt issuance costs	6,735	6,731
Other non-current liabilities	136	141
Non-current liabilities—affiliate	14	18
Total liabilities	$7,244	$7,215

Summarized Statement of Operations (in millions)	Six Months Ended June 30, 2025

Revenues	$99
Revenues from Non-Guarantors	276
Total revenues	375

Operating costs and expenses	127
Operating costs and expenses—affiliate	104
Total operating costs and expenses	231

Income from operations	144
Net income	$(20)

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

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,223	$1,401
Net cash used in investing activities	(131)	(69)
Net cash used in financing activities	(1,327)	(1,544)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(235)	$(212)

Operating Cash Flows

The $178 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of cash collections from affiliates and from the sale of LNG cargoes, as well as payments to suppliers.

Investing Cash Flows

Cash outflows for property, plant and equipment during the six months ended June 30, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuances of debt and borrowings	$265	$1,228
Redemptions and repayments of debt	(565)	(1,530)
Debt issuance and other financing costs	—	(15)
Distributions	(1,025)	(1,224)
Other	(2)	(3)
Net cash used in financing activities	$(1,327)	$(1,544)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-quarter activity (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuances of debt and borrowings
CQP:
5.750% Senior Notes due 2034	$—	$1,198

SPL:
SPL Revolving Credit Facility	265	30
Total proceeds from issuances of debt and borrowings	$265	$1,228

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Six Months Ended June 30,
	2025	2024
Redemptions and repayments of debt
SPL:
5.750% Senior Notes due 2024	$—	$(300)
5.625% Senior Notes due 2025	(300)	(1,200)
SPL Revolving Credit Facility	(265)	(30)
Total redemptions and repayments of debt	$(565)	$(1,530)

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
The following provides a summary of distributions paid by us during the six months ended June 30, 2025 and 2024:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
May 15, 2025	January 1 - March 31, 2025	$0.820	397	10	104
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

May 15, 2024	January 1 - March 31, 2024	0.810	392	10	99
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

In addition, Tug Services distributed $3 million and $4 million during the six months ended June 30, 2025 and 2024, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On July 29, 2025, with respect to the second quarter of 2025, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 8, 2025, and the related general partner distribution, to be paid on August 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

	June 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,147)	$297	$(1,281)	$342

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our commodity derivative instruments.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending June 30, 2025, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Tenth Supplemental Indenture, dated as of July 10, 2025, among CQP, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to CQP's Current Report on Form 8-K (SEC File No. 001-33366), filed on July 10, 2025).

10.1
Registration Rights Agreement, dated as of July 10, 2025, among CQP, the guarantors party thereto, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, CIBC World Markets Corp., HSBC Securities (USA) Inc., Santander US Capital Markets LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 10, 2025).

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 6, 2025	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 6, 2025	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)