Form 10-Q
period 2025-09-30
Cheniere Energy Partners, L.P.
filed 2025-10-30
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 24, 2025, the registrant had 484,052,623 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,837	$1,479	$5,961	$4,653
LNG revenues—affiliate	518	526	1,738	1,441
Regasification revenues	34	34	102	102
Other revenues	15	16	47	48
Total revenues	2,404	2,055	7,848	6,244

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,278	773	4,177	2,398
Cost of sales—affiliate	—	—	—	4
Operating and maintenance expense	191	200	683	610
Operating and maintenance expense—affiliate	40	41	126	123
Operating and maintenance expense—related party	—	15	28	44
General and administrative expense	3	2	9	8
General and administrative expense—affiliate	23	23	70	68
Depreciation and amortization expense	173	171	515	509
Other operating costs and expenses	—	2	2	10
Other operating costs and expenses—affiliate	—	1	1	2
Total operating costs and expenses	1,708	1,228	5,611	3,776

Income from operations	696	827	2,237	2,468

Other income (expense)
Interest expense, net of capitalized interest	(189)	(199)	(567)	(603)
Loss on modification or extinguishment of debt	(7)	—	(7)	(3)
Interest and dividend income	5	7	14	25
Other income—affiliate	1	—	23	—
Total other expense	(190)	(192)	(537)	(581)

Net income	$506	$635	$1,700	$1,887

Basic and diluted net income per common unit (1)	$0.80	$1.08	$2.79	$3.21

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0	484.0

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$121	$270
Restricted cash and cash equivalents	43	109
Trade and other receivables, net of current expected credit losses	359	380
Trade and other receivables—affiliate	210	164
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	150	101
Inventory	147	151
Current derivative assets	16	84
Prepaid expenses	52	42
Other current assets, net	21	23
Total current assets	1,119	1,325

Property, plant and equipment, net of accumulated depreciation	15,399	15,760
Operating lease assets	77	79
Derivative assets	14	98
Other non-current assets, net	225	191
Total assets	$16,834	$17,453

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$58	$62
Accrued liabilities	691	838
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	605	351
Due to affiliates	41	63
Deferred revenue	148	120
Deferred revenue—affiliate	2	3
Current derivative liabilities	139	250
Other current liabilities	13	20
Total current liabilities	1,697	1,712

Long-term debt, net of unamortized discount and debt issuance costs	14,156	14,761
Derivative liabilities	1,069	1,213
Other non-current liabilities	237	252
Other non-current liabilities—affiliate	23	24
Total liabilities	17,182	17,962

Partners’ deficit
Common unitholders’ interest (484.0 million units issued and outstanding at both September 30, 2025 and December 31, 2024)	2,296	1,821
General partner’s interest (2% interest with 9.9 million units issued and outstanding at both September 30, 2025 and December 31, 2024)	(2,644)	(2,330)
Total partners’ deficit	(348)	(509)
Total liabilities and partners’ deficit	$16,834	$17,453

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484.0	$1,821	9.9	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484.0	2,052	9.9	(2,432)	(380)
Net income	—	542	—	11	553
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(116)	(116)
Balance at June 30, 2025	484.0	2,197	9.9	(2,537)	(340)
Net income	—	496	—	10	506
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(117)	(117)
Balance at September 30, 2025	484.0	$2,296	9.9	$(2,644)	$(348)

Three and Nine Months Ended September 30, 2024
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2023	484.0	$1,038	9.9	$(1,822)	$(784)
Net income	—	668	—	14	682
Distributions
Common units, $1.035/unit	—	(501)	—	—	(501)
General partner units	—	—	—	(219)	(219)
Balance at March 31, 2024	484.0	1,205	9.9	(2,027)	(822)
Net income	—	559	—	11	570
Distributions
Common units, $0.810/unit	—	(392)	—	—	(392)
General partner units	—	—	—	(112)	(112)
Balance at June 30, 2024	484.0	1,372	9.9	(2,128)	(756)
Net income	—	622	—	13	635
Distributions
Common units, $0.810/unit	—	(392)	—	—	(392)
General partner units	—	—	—	(113)	(113)
Balance at September 30, 2024	484.0	$1,602	9.9	$(2,228)	$(626)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$1,700	$1,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	515	509
Amortization of discount and debt issuance costs	18	20
Total gains on derivative instruments, net	(109)	(316)
Net cash provided by settlement of derivative instruments	6	23
Other, net	19	16
Changes in operating assets and liabilities:
Trade and other receivables	21	134
Trade and other receivables—affiliate	(47)	79
Trade receivables—related party	1	—
Advances to affiliates	(48)	3
Inventory	3	6
Accounts payable and accrued liabilities	(130)	(259)
Accounts payable and accrued liabilities—related party	(5)	—
Total deferred revenue	20	47
Other, net	(59)	(41)
Other, net—affiliate	(24)	(16)
Net cash provided by operating activities	1,881	2,092

Cash flows from investing activities
Property, plant and equipment	(176)	(105)
Other, net	(4)	(7)
Net cash used in investing activities	(180)	(112)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	1,262	1,228
Redemptions and repayments of debt	(1,617)	(1,680)
Debt issuance and other financing costs	(13)	(15)
Distributions	(1,539)	(1,729)
Other	(9)	(4)
Net cash used in financing activities	(1,916)	(2,200)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(215)	(220)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	379	631
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$164	$411

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of September 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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
As of September 30, 2025, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Trade receivables	$329	$370
Other receivables	30	10
Total trade and other receivables, net of current expected credit losses	$359	$380

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Materials	$118	$114
Natural gas	16	22
LNG	12	14
Other	1	1
Total inventory	$147	$151

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$20,452	$20,292
Construction-in-process	210	227
Accumulated depreciation	(5,332)	(4,835)
Total LNG terminal, net of accumulated depreciation	15,330	15,684
Fixed assets
Fixed assets	31	30
Accumulated depreciation	(25)	(24)
Total fixed assets, net of accumulated depreciation	6	6
Assets under finance leases
Tug vessels	75	75
Accumulated depreciation	(12)	(5)
Total assets under finance leases, net of accumulated depreciation	63	70
Property, plant and equipment, net of accumulated depreciation	$15,399	$15,760

Depreciation expense was $172 million and $169 million during the three months ended September 30, 2025 and 2024, respectively, and $511 million and $505 million during the nine months ended September 30, 2025 and 2024, respectively.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$6	$(1,184)	$(1,178)	$—	$26	$(1,307)	$(1,281)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models, which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies.

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,184)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.468) - $0.295 / $(0.013)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	66% - 391% / 185%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$(1,147)	$(1,495)	$(1,307)	$(1,676)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(93)	46	(7)	163
Included in cost of sales, new deals (3)	(2)	2	(12)	17
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	60	69	147	119
Transfers out of level 3 (6)	(2)	2	(5)	1
Balance, end of period	$(1,184)	$(1,376)	$(1,184)	$(1,376)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(95)	$48	$(19)	$180

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period, which continue to exist at the end of the period.

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of September 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,283 TBtu and 5,500 TBtu as of September 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$(12)	$152	$109	$316

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Current derivative assets	$16	$84
Derivative assets	14	98
Total derivative assets	30	182

Current derivative liabilities	(139)	(250)
Derivative liabilities	(1,069)	(1,213)
Total derivative liabilities	(1,208)	(1,463)

Derivative liability, net	$(1,178)	$(1,281)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2025	December 31, 2024
Gross assets	$242	$228
Offsetting amounts	(212)	(46)
Net assets	$30	$182

Gross liabilities	$(1,224)	$(1,464)
Offsetting amounts	16	1
Net liabilities	$(1,208)	$(1,463)

We had a collateral balance of $14 million and $13 million that was recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024, respectively.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Natural gas purchases	$415	$558
Interest costs and related debt fees	139	176
LNG terminal and related pipeline costs	89	92
Other accrued liabilities	48	12
Total accrued liabilities	$691	$838

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026	500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.747% and 4.746% at September 30, 2025 and December 31, 2024, respectively (1)	1,730	1,782
Total SPL Senior Secured Notes	7,080	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	7,080	8,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035 (2)	1,000	—
Total CQP Senior Notes	7,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	7,800	6,800
Total debt	14,880	15,232

Current debt, net of unamortized discount and debt issuance costs (1)	(605)	(351)
Unamortized discount and debt issuance costs	(119)	(120)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,156	$14,761

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.
(2)Issued in July 2025 pursuant to the same base indenture as the other CQP Senior Notes, as supplemented by the tenth supplemental indenture. See annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the guarantee, security and redemption option of CQP Senior Notes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2025 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	185	—
Available commitment	$815	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

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

As of September 30, 2025, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest cost	$192	$201	$574	$609
Capitalized interest	(3)	(2)	(7)	(6)
Total interest expense, net of capitalized interest	$189	$199	$567	$603

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$14,880	$14,862	$15,232	$14,803

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both September 30, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues	$1,837	$1,479	$5,961	$4,653
LNG revenues—affiliate	518	526	1,738	1,441
Regasification revenues	34	34	102	102
Other revenues	15	16	47	48
Total revenues from contracts with customers	$2,404	$2,055	$7,848	$6,244

For the three and nine months ended September 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2025
Deferred revenue, beginning of period	$229
Cash received but not yet recognized in revenue	138
Revenue recognized from prior period deferral	(118)
Deferred revenue, end of period	$249

The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2025
Deferred revenue—affiliate, beginning of period	$9
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(3)
Deferred revenue—affiliate, end of period	$7

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.9	7	$44.4	7
LNG revenues—affiliate	0.3	1	0.7	1
Regasification revenues	0.4	2	0.5	3
Total revenues	$42.6		$45.6

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues	58%	50%	60%	49%
LNG revenues—affiliate	68%	65%	72%	63%
Regasification revenues	8%	8%	8%	8%

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$518	$526	$1,738	$1,441

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	4

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	40	41	126	123

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	15	28	44

General and administrative expense—affiliate
Services Agreements (see Note 1)	23	23	70	68

Other operating costs and expenses—affiliate
Services Agreements (see Note 1)	—	1	1	2

Other income—affiliate
Services Agreements (see Note 1) (2)	1	—	23	—

(1)These arrangements were with a party who indirectly owns a portion of our limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.
(2)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments so that the affiliate may pay operating expenses on their behalf pursuant to their operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. Prospectively, the affiliate will allocate such income to our subsidiaries in the same period the affiliate earns such interest and dividend income.

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

See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $2 million and $4 million during the three months ended September 30, 2025 and 2024, respectively, and $6 million and $8 million during the nine months ended September 30, 2025 and 2024, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Deficit.

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Deficit. On October 28, 2025, we declared a cash distribution of $0.830 per common unit to unitholders of record as of November 7, 2025, and the related general partner distribution, to be paid on November 14, 2025 with respect to the three months ended September 30, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended September 30, 2025
Net income	$506
Less: declared distributions (1)	520	402	10	108
Assumed allocation of undistributed net loss (2)	$(14)	(14)	—	—
Assumed allocation of net income		$388	$10	$108

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$0.80

Three Months Ended September 30, 2024
Net income	$635
Less: declared distributions (1)	501	392	10	99
Assumed allocation of undistributed net income (2)	$134	132	3	—
Assumed allocation of net income		$524	$13	$99

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$1.08

Nine Months Ended September 30, 2025
Net income	$1,700
Less: declared distributions (1)	1,542	1,196	31	315
Assumed allocation of undistributed net income (2)	$158	155	3	—
Assumed allocation of net income		$1,351	$34	$315

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$2.79

Nine Months Ended September 30, 2024
Net income	$1,887
Less: declared distributions (1)	1,503	1,176	30	297
Assumed allocation of undistributed net income (2)	$384	376	8	—
Assumed allocation of net income		$1,552	$38	$297

Weighted average units outstanding		484.0
Basic and diluted net income per unit		$3.21

(1)Represents distributions declared with respect to earnings of the respective period.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $16 million in losses and $147 million in gains for the three months ended September 30, 2025 and 2024, respectively, and $103 million and $293 million in gains for the nine months ended September 30, 2025 and 2024, respectively. Interest income, which is included in interest and dividend income

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
on our Consolidated Statements of Operations, was $5 million and $7 million for the three months ended September 30, 2025 and 2024, respectively, and $11 million and $25 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	17%	17%	22%	22%	20%	19%
Customer B	14%	18%	15%	15%	12%	*
Customer C	17%	15%	15%	15%	19%	20%
Customer D	16%	16%	14%	14%	14%	18%
Customer E	*	*	10%	11%	*	*
Customer F	*	*	*	*	12%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$575	$671
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	10	20
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease liabilities (2)	2	3
Finance lease liabilities (3)	—	59

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

LNG is natural gas (primarily methane) in liquid form and is a cleaner dispatchable fuel for power generation. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses.

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of September 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and the IPM agreement currently in effect, with approximately 14 years of weighted average remaining life as of September 30, 2025, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the Liquefaction Project with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this project. The SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total peak production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
Certification to commence construction (3)
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing (4)

Commercialization and Other Contracting	Definitive commercial agreements (5)	In process
Definitive full-scope EPC contract

Critical Milestone	Target FID (6)	2026/2027

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
(2)Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations.
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
Operational

•As of October 24, 2025, over 3,120 cumulative LNG cargoes totaling approximately 215 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•We declared distributions of $0.820 and $2.460 per common unit for the three and nine months ended September 30, 2025, respectively. On October 28, 2025, with respect to the third quarter of 2025, we declared a cash distribution of $0.830 per common unit to unitholders of record as of November 7, 2025, and the related general partner distribution, to be paid on November 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.
•In July 2025, we issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035, and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of SPL’s 5.875% Senior Secured Notes due 2026.
•In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 at maturity.
•In February 2025, Fitch Ratings upgraded the issuer credit rating of CQP to BBB from BBB- with a stable outlook. In June 2025, S&P Global Ratings concurrently assigned a BBB rating to the 2035 CQP Senior Notes and upgraded the remaining unsecured CQP notes to BBB from BBB-.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per unit data)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,837	$1,479	$358	$5,961	$4,653	$1,308
LNG revenues—affiliate	518	526	(8)	1,738	1,441	297
Regasification revenues	34	34	—	102	102	—
Other revenues	15	16	(1)	47	48	(1)
Total revenues	2,404	2,055	349	7,848	6,244	1,604

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,278	773	505	4,177	2,398	1,779
Cost of sales—affiliate	—	—	—	—	4	(4)
Operating and maintenance expense	191	200	(9)	683	610	73
Operating and maintenance expense—affiliate	40	41	(1)	126	123	3
Operating and maintenance expense—related party	—	15	(15)	28	44	(16)
General and administrative expense	3	2	1	9	8	1
General and administrative expense—affiliate	23	23	—	70	68	2
Depreciation and amortization expense	173	171	2	515	509	6
Other operating costs and expenses	—	2	(2)	2	10	(8)
Other operating costs and expenses—affiliate	—	1	(1)	1	2	(1)
Total operating costs and expenses	1,708	1,228	480	5,611	3,776	1,835

Income from operations	696	827	(131)	2,237	2,468	(231)

Other income (expense)
Interest expense, net of capitalized interest	(189)	(199)	10	(567)	(603)	36
Loss on modification or extinguishment of debt	(7)	—	(7)	(7)	(3)	(4)
Interest and dividend income	5	7	(2)	14	25	(11)
Other income—affiliate	1	—	1	23	—	23
Total other expense	(190)	(192)	2	(537)	(581)	44

Net income	$506	$635	$(129)	$1,700	$1,887	$(187)

Basic and diluted net income per common unit	$0.80	$1.08	$(0.28)	$2.79	$3.21	$(0.42)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	374	377	(3)	1,130	1,166	(36)
Net income

Net income declined by $129 million and $187 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, primarily attributable to:
•$162 million and $190 million, respectively, of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries, partially offset by favorable changes on our IPM agreements primarily due to the narrowing of global and U.S. domestic natural gas spreads, the effect of which is minimized by the relative change in volatilities of applicable global and U.S. domestic natural gas prices; and
•$60 million increase in operating and maintenance expense (including affiliate and related party) between the comparable nine month periods, primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project.
These unfavorable variances were partially offset by:
•$23 million increase in other income—affiliate between the comparable nine month periods;
•$10 million and $36 million decreases, respectively, in interest expense, net of capitalized interest; and
•$9 million and $37 million increases, respectively, in LNG revenues, net of cost of sales and excluding derivatives.

The following is an expanded discussion of the significant drivers of the variance in net income by line item:

Revenues

The $349 million and $1.6 billion increases in revenues during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $367 million and $1.8 billion increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by $18 million and $185 million decreases, respectively, from lower production volume primarily due to the planned large-scale maintenance activities, as further described above under the caption Net income.

Operating costs and expenses

The $480 million and $1.8 billion increases in operating costs and expenses during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to:
•$340 million and $1.5 billion increases, respectively, in the cost of natural gas feedstock largely due to the increase in U.S. natural gas prices, as further described above under the caption Revenues;
•$162 million and $190 million unfavorable changes, respectively, in fair value of agreements accounted for as derivative instruments included in cost of sales, as further described above under the caption Net income; and
•$60 million increase in operating and maintenance expense (including affiliate and related party) between the comparable nine month periods, as a result of the planned large-scale maintenance activities.

Other income (expense)
The $2 million and $44 million favorable variances during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $10 million and $36 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to a decrease in total indebtedness between the comparable periods. The daily average debt balance decreased from $15.9 billion during the nine months ended September 30, 2024 to $15.1 billion during the nine months ended September 30, 2025, as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan. Additionally contributing to the favorable variance during the comparable nine month periods was a $23 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 10—Related Party Transactions.
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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2025
Cash and cash equivalents	$121
Restricted cash and cash equivalents designated for the Liquefaction Project	43
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	815
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,815

Total available liquidity	$1,979

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2025. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”), consisting of the $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, $1.4 billion of 5.950% Senior Notes due 2033, $1.2 billion of 5.750% Senior Notes due 2034 and $1.0 billion of 5.550% Senior Notes due 2035 (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by certain subsidiaries of CQP (each a “Guarantor” and collectively, the “CQP Guarantors”), as prescribed within the respective debt agreements governing such Guaranteed Obligation.
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

The following tables include summarized financial information of CQP (the “Parent Issuer”) and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to any claims by the Non-Guarantors’ creditors, including trade creditors.

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Current assets, net	$163	$312
Current assets—affiliate	180	103
Current assets with Non-Guarantors	40	53
Total current assets	383	468

Non-current assets, net	2,986	3,034
Total assets	$3,369	$3,502

LIABILITIES
Current liabilities
Current liabilities	$154	$148
Current liabilities—affiliate	33	57
Current liabilities due to Non-Guarantors	189	120
Total current liabilities	376	325

Long-term debt, net of premium, discount and debt issuance costs	7,721	6,731
Other non-current liabilities	133	141
Non-current liabilities—affiliate	14	18
Total liabilities	$8,244	$7,215

Summarized Statement of Operations (in millions)	Nine Months Ended September 30, 2025

Revenues	$149
Revenues from Non-Guarantors	411
Total revenues	560

Operating costs and expenses	189
Operating costs and expenses—affiliate	154
Operating costs and expenses—Non-Guarantors	1
Total operating costs and expenses	344

Income from operations	216
Net income	$(42)

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

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,881	$2,092
Net cash used in investing activities	(180)	(112)
Net cash used in financing activities	(1,916)	(2,200)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(215)	$(220)

Operating Cash Flows

The $211 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of cash collections from the sale of LNG cargoes, as well as payments to suppliers.

Investing Cash Flows

Cash outflows for property, plant and equipment during the nine months ended September 30, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Proceeds from issuances of debt and borrowings	$1,262	$1,228
Redemptions and repayments of debt	(1,617)	(1,680)
Debt issuance and other financing costs	(13)	(15)
Distributions	(1,539)	(1,729)
Other	(9)	(4)
Net cash used in financing activities	$(1,916)	$(2,200)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-quarter activity (in millions):

	Nine Months Ended September 30,
	2025	2024
Proceeds from issuances of debt and borrowings
CQP:
5.750% Senior Notes due 2034	$—	$1,198
5.550% Senior Notes due 2035	997	—

SPL:
SPL Revolving Credit Facility	265	30
Total proceeds from issuances of debt and borrowings	$1,262	$1,228

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Nine Months Ended September 30,
	2025	2024
Redemptions and repayments of debt
SPL:
5.750% Senior Notes due 2024	$—	$(300)
5.625% Senior Notes due 2025	(300)	(1,350)
5.875% Senior Notes due 2026	(1,000)	—
4.746% weighted average rate Senior Notes due 2037	(52)	—
SPL Revolving Credit Facility	(265)	(30)
Total redemptions and repayments of debt	$(1,617)	$(1,680)

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
The following provides a summary of distributions paid by us during the nine months ended September 30, 2025 and 2024:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
August 14, 2025	April 1 - June 30, 2025	$0.820	$397	$10	$104
May 15, 2025	January 1 - March 31, 2025	0.820	397	10	104
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

August 14, 2024	April 1 - June 30, 2024	0.810	392	10	99
May 15, 2024	January 1 - March 31, 2024	0.810	392	10	99
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

In addition, Tug Services distributed $6 million and $8 million during the nine months ended September 30, 2025 and 2024, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On October 28, 2025, with respect to the third quarter of 2025, we declared a cash distribution of $0.830 per common unit to unitholders of record as of November 7, 2025, and the related general partner distribution, to be paid on November 14, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.

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

	September 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,178)	$292	$(1,281)	$342

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

Louisiana Department of Environmental Quality (“LDEQ”) Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 our subsidiaries petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The EPA approved the petition on July 31, 2025 and in October 2025 the LDEQ confirmed that all remaining milestones under the 2023 Compliance Order have been met. Our subsidiaries continue to work with the LDEQ to resolve the 2023 Compliance Order. As of December 2024, our subsidiaries had filed test results with the LDEQ indicating that for the 2024 testing period all 44 turbines met the relevant compliance standard. As of September 2025, for the 2025 testing period, all 44 turbines met the relevant compliance standard. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2025, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 7, 2025)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	October 29, 2025	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 29, 2025	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)