Form 10-K
period 2025-12-31
Cheniere Energy Partners, L.P.
filed 2026-02-26
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $2.2 billion as of June 30, 2025.
As of February 20, 2026, the registrant had 484,054,123 common units outstanding.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS, L.P.

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board, which requires the buyer to take delivery at seller's export terminal
FTA countries	countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the U.S.
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
International Climate Change-Related Policies	value-chain accountability and sectoral decarbonization standards, including EU Methane Emissions Regulation, FuelEU Maritime Regulation, International Maritime Organization's Net Zero Framework and Corporate Sustainability Due Diligence Directive
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
IRS	Internal Revenue Service
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
non-FTA countries	countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Tcf	trillion cubic feet
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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
•statements regarding our planned development and construction of additional Trains or pipelines, including the financing of such Trains or pipelines;
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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of December 31, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 13 years of weighted average remaining life as of December 31, 2025, we have contracted with third parties approximately 85% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in Item 1A. Risk Factors.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in Item 1A. Risk Factors.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this project. The SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in Item 1A. Risk Factors.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total peak production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
	Certification to commence construction	Pending
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing (3)

Commercialization and Other Contracting	Definitive commercial agreements (4)	In process
Definitive full-scope EPC contract

Target Milestone	FID (5)	2026/2027

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
(2)Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See Item 1A. Risk Factors for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations.
(3)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project, if we reach a positive FID.
(4)Liquefaction capacity partially contracted by Cheniere Marketing and SPL Stage V through SPA or IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation.
(5)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for, and continuing to fulfill all commercial commitments to, our long-term SPA customers;
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

Our Business

We shipped our first LNG cargo in February 2016 and as of February 20, 2026, over 3,270 cumulative LNG cargoes totaling over 225 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sabine Pass LNG Terminal

The Sabine Pass LNG Terminal, as described above under the caption General, is one of the largest LNG production facilities in the world with over 30 mtpa of total production capacity, five storage tanks and three marine berths.

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

(1)Excludes 950 Bcf/yr to FTA countries authorized in November 2025 for the SPL Expansion Project that is effective for 25 years from the date of first commercial export from the SPL Expansion Project.

In addition, we are developing the SPL Expansion Project, as also described above under the caption General. In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Natural Gas Supply, Transportation and Storage

SPL has secured a portion of its expected natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements, including an IPM agreement. SPL Stage V also has an IPM agreement to supply the SPL Expansion Project. Additionally, to ensure that SPL is able to transport and manage the natural gas feedstock to the Sabine Pass LNG

Terminal, it has transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties and CTPL.
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

Major Customers

Customers accounting for 10% or more of total consolidated revenues from contracts with external customers were as follows:

	Percentage of Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
BG Gulf Coast LNG, LLC and affiliates	22%	22%	23%
Korea Gas Corporation	15%	15%	16%
GAIL (India) Limited	15%	15%	16%
Naturgy LNG GOM, Limited	14%	14%	15%
TotalEnergies Gas & Power North America, Inc.	10%	11%	11%

All of the above customers contribute to our LNG revenues through SPA contracts.

Additional information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16—Segment Information and Customer Concentration of our Notes to Consolidated Financial Statements.

Business Seasonality

Our results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Governmental Regulation

The Sabine Pass LNG Terminal and the Creole Trail Pipeline are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. As further described in Risks Relating to Regulations within Item 1A. Risk Factors, these rigorous regulatory requirements are built into the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

Federal Energy Regulatory Commission

The design, construction, operation, maintenance and expansion of the Sabine Pass LNG Terminal and the transportation of natural gas in interstate commerce through the Creole Trail Pipeline are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale for resale of natural gas in interstate commerce, to natural gas companies engaged in such transportation or sale and to the construction, operation, maintenance and expansion of LNG terminals and interstate natural gas pipelines.

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
•the acquisition and abandonment of facilities; and
•various other matters.
Under the NGA, interstate pipelines are not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including the company’s own affiliates. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require NGA Section 3 LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified the FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area. On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process. On March 24, 2022, the FERC rescinded the Policy Statement and re-issued it as a draft. On September 12, 2025, the FERC issued an order terminating the proceeding to consider updates to the 1999 Policy Statement.

We are permitted to make sales of natural gas for resale in interstate commerce pursuant to a blanket marketing certificate granted by the FERC. Our sales of natural gas will be affected by the availability, terms and cost of pipeline transportation.

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

In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
The FERC’s Standards of Conduct apply to interstate pipelines that conduct transmission transactions with an affiliate that engages in natural gas marketing functions. The general principles of the FERC Standards of Conduct are: (1) non-discrimination, which requires transmission providers to treat all transmission customers, affiliated and non-affiliated, on a not unduly discriminatory basis, and to not make or grant any undue preference or advantage to any person or subject any person to any undue prejudice or disadvantage; (2) independent functioning, which requires transmission function employees to function independently of marketing function employees; (3) no-conduit rule, which prohibits passing transmission function information to marketing function employees; and (4) transparency, which imposes posting requirements to detect undue preference due to the improper disclosure of non-public transmission function information. We have established the required policies, procedures and training to comply with the FERC’s Standards of Conduct.

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows the imposition of civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC thereunder up to approximately $1.6 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

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

Under Section 3 of the NGA, applications for exports of natural gas (including LNG) to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. As part of its review of applications for export of LNG to non-FTA countries, the DOE publishes a Notice of Application in the Federal Register whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest. The SPL Expansion Project is currently pending non-FTA export approval with the DOE, although such approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s application to the DOE for authorization to export LNG to FTA countries and non-FTA countries. In November 2025, the updated authorization to export LNG to FTA countries was received. See Sabine Pass LNG Terminal for FERC and DOE approved volumes on our existing Liquefaction Project.

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

Clean Air Act

The Sabine Pass LNG Terminal is subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission-related issues. However, we do not believe any such requirements will have a material adverse effect on our operations or the construction of any expansion projects, including the SPL Expansion Project, at the Sabine Pass LNG Terminal.
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

We are supportive of reasonable regulations reducing methane emissions over time. Since 2009, the EPA has promulgated and finalized multiple greenhouse gas (“GHG”) emissions regulations related to reporting and reductions of GHG emissions from our facilities. On December 2, 2023, the EPA issued final rules to reduce methane and volatile organic compounds (“VOC”) emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. We do not believe such regulations will have a material adverse effect on our operations, financial condition or results of operations.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a waste emissions charge on methane emissions above a certain methane intensity threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program Part 98 regulations. The One Big Beautiful Bill Act (“OBBBA”), signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. We do not believe the methane charge will have a material adverse effect on our operations, financial condition or results of operations.

The timing, extent and impact of these rules and other Biden Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them.

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Sabine Pass LNG Terminal within the coastal zone is subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Louisiana Department of Conservation and Energy). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act

The Sabine Pass LNG Terminal is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., including discharges of wastewater and storm water runoff and fill/discharges into waters of the U.S. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Louisiana, by the LDEQ). The CWA regulatory programs, including the Section 404 dredge and fill permitting program and Section 401 water quality certification program carried out by the states, are frequently the subject of shifting agency interpretations and legal challenges, which at times can result in permitting delays.

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

It is not possible at this time to predict how future regulations or legislation may address protection of species, habitats and wetlands and impact our business. However, we do not believe such regulatory actions will have a material adverse effect on our operations or the construction at the Sabine Pass LNG Terminal.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Significant amounts of money have been invested recently and continue to be invested across Europe and Asia in natural gas projects. In Europe alone, over 50 mtpa of regasification capacity has been added since 2022 with more planned over the next few years to secure access to LNG and displace Russian natural gas imports. In India, over 8,000 kilometers of pipelines have started commissioning in the past several years and there are more than 9,000 kilometers of natural gas pipelines under construction to expand the natural gas distribution network and increase access to natural gas. And in China, hundreds of billions of U.S. dollars have been and are expected to be further invested all along the natural gas value chain to enable growth and decrease harmful emissions. Furthermore, some of the existing integrated liquefaction facilities outside of the U.S. have been experiencing issues related to reduced feed gas as a result of depleting upstream resources. Global supply contributions from these plants have been decreasing and LNG supply growth is expected to help support these shortages.

As a result of these dynamics, we expect natural gas and LNG to continue to play an important role in satisfying energy demand going forward. In its forecast published in the third quarter of 2025, Wood Mackenzie Limited (“WoodMac”) forecasted that global demand for LNG would increase by approximately 64%, from approximately 410 mtpa, or 19.7 Tcf, in 2024, to 671 mtpa, or 32.2 Tcf, in 2040 and by approximately 67% to 685 mtpa or 32.9 Tcf in 2050. WoodMac also forecasted LNG production from existing operational facilities and new facilities already under construction would be able to supply the market with approximately 568 mtpa in 2040, declining to about 472 mtpa in 2050. This could result in a market need for construction of an additional approximately 104 mtpa of LNG production by 2040 and about 212 mtpa by 2050. As a cleaner dispatchable fuel for power generation, we expect natural gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project, as well as our proposed expansion at Sabine Pass is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

As described above under the caption General, we have limited exposure to oil price movements and other competing fuels as we have contracted a significant portion of our LNG production capacity under long-term SPAs and IPM agreements, which are structured to generate fixed fees in addition to variable fees indexed to Henry Hub or international LNG pricing. Refer to General for further discussion of our long-term agreements.

Competition

Despite the long term nature of our SPAs, when SPL needs to replace or amend any existing SPA or enter into new SPAs, they will compete with other natural gas liquefaction projects throughout the world primarily on the basis of price per contracted volume of LNG at that time, as well as attributes such as commercial innovation, reliable production and customer-focused operations to provide flexible and tailored solutions to LNG buyers. We will compete with other natural gas liquefaction projects throughout the world, including our affiliate, Corpus Christi Liquefaction, LLC (“CCL”), primarily on the basis of price. Revenues associated with any incremental volumes of the Liquefaction Project, including those made available to Cheniere Marketing, will also be subject to market-based price competition. Refer to Item 1A. Risk Factors for further discussion of risks relating to market competition.

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges — expanding the global supply of clean, secure and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In August 2025, Cheniere published Together, We Deliver, its sixth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on environmental, social and governance (“ESG”) matters. Cheniere’s CR report is available at

www.cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions so that it may better position its LNG supplies to remain competitive in a lower carbon future and provide energy, economic and environmental security to its customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop our climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain. In 2024, Cheniere announced a voluntary, measurement-informed Scope 1 annual methane emissions intensity target across its liquefaction facilities. The Scope 1 methane target builds upon Cheniere’s robust climate strategy and leverages data from its multi-scale quantification, monitoring, reporting and verification (“QMRV”) emissions measurement program. Cheniere achieved a methane emissions intensity for 2024, which received third party limited assurance, of less than its methane target of 0.03% across its liquefaction sites, as reported in its latest CR report.

As a key aspect of its strategy, Cheniere collaborates with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, QMRV of GHG emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. As a result of Cheniere’s efforts described above, in 2025, Cheniere achieved OGMP 2.0 Gold Standard reporting by the UNEP for its comprehensive methane emissions measurement and reporting under the OGMP 2.0 program and recognition by the Coalition for LNG Emissions Abatement toward Net-zero led by the Japan Organization for Metals and Energy Security. To ensure transparency and rigor, Cheniere works with academics and scientists to publish methodologies and results in multiple peer-reviewed journals.
Our total incremental expenditures related to climate initiatives, including capital expenditures, were not material to our Consolidated Financial Statements during the years ended December 31, 2025, 2024 and 2023. However, as governments consider and implement actions to reduce GHG emissions and the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future climate and sustainability initiatives to evolve accordingly. While we have not incurred material direct expenditures related to climate change, we are proactive in our management of climate risks and opportunities, including compliance with existing and future government regulations. We face certain business and operational risks associated with physical impacts from climate change, such as exposure to severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Subsidiaries

Substantially all of our assets are held by our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction, maintenance and operation of our LNG terminal business.

Employees

We have no employees. We rely on our general partner to manage all aspects of the development, construction, operations, maintenance and management of the Sabine Pass LNG Terminal and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere, through services agreements our subsidiaries have with them, to provide the personnel necessary to allow it to meet its management obligations to us and our subsidiaries. See Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements with subsidiaries of Cheniere. As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 508 employees who directly supported the Sabine Pass LNG Terminal operations.

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

Risk Factor Summary

Each of the risk factors outlined below are discussed more fully following this summary:
Risks Relating to Our Financial Matters
Our operating results, cash flows and/or liquidity could be adversely affected by the following factors:
•Inability to source capital to supplement our available cash resources and existing revolving credit facilities
•Failure by any significant customer to perform under their long-term contracts with us
•Restrictions on us and our subsidiaries to make distributions
•Restrictions in agreements governing us and our subsidiaries’ indebtedness from engaging in certain beneficial transactions
•Use of derivative instruments, including our IPM agreements

Risks Relating to Our Operations and Industry
The operations of our Sabine Pass LNG Terminal, development and/or construction of additional Trains and the commercialization of the LNG produced could be adversely affected by the following factors:
•Catastrophic weather events or other disasters
•Disruptions to the third party supply of natural gas to our pipeline and facilities
•Inability to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs
•Significant construction and operating hazards and uninsured risks
•Dependency on our EPC partners and other contractors
•Cost overruns and delays in construction, as well as difficulties in obtaining sufficient financing to pay for such costs and delays
•Our ability to obtain additional funding
•Changes to U.S. trade policy
•Cyclical or other changes in the demand for and price of LNG and natural gas
•Failure of exported LNG to be a long term competitive source of energy for international markets
•Competition based upon the international market price for LNG
•A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, or an attack on our critical suppliers

•Outbreaks of infectious diseases, such as COVID-19, at our facilities

Risks Relating to Regulations
The following regulatory matters could adversely affect our business, operating results, cash flows and/or liquidity:
•Failure to obtain and maintain approvals and permits from governmental and regulatory agencies
•Compliance with FERC regulations
•Existing and future safety, environmental and similar laws and governmental regulations
•Pipeline safety and compliance programs and repairs

Risks Relating to Our Relationship with Our General Partner
Our relationship with our general partner could adversely affect our business:
•Dependency on Cheniere for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel, including changes in our general partner’s executive officers
•Conflicts of interest and limited fiduciary duties by our general partner and its affiliates
•Limitation of our general partner’s fiduciary duties to our unitholders
•Any change of our general partner or the replacement of the board of directors or officers of our partnership

Risks Relating to an Investment in Us and Our Common Units
Investment in us and our common units could be adversely affected by the following factors:
•Unitholders' limited voting rights
•Certain provisions of our partnership agreement which could discourage a change of control
•Unitholders may not have limited liability in certain circumstances
•Liability to repay distributions wrongfully made
•Sale of limited partner units by affiliates of our general partner or affiliates of Blackstone Inc. (“Blackstone”) or Brookfield Asset Management Inc. (“Brookfield”)

Risks Relating to Tax Matters
The following tax matters could adversely affect our business or our cash available for distribution and/or our unitholders:
•Tax treatment as a corporation instead of a partnership for federal income tax purposes or being subject to material additional amounts of entity-level taxation for state purposes
•Proration of items between transferors and transferees of our common units
•Successful IRS contest of the federal income tax positions that we take
•Audit adjustments to our income tax returns by the IRS
•Taxation on unitholders’ share of our taxable income
•Tax gain or loss on the disposition of our common units
•Unique tax issues for unitholders that are tax-exempt entities
•Subjectivity to U.S. taxes and withholding by non-U.S. unitholders
•Unitholders’ subjectivity to state and local taxes and return filing requirements
•IRS challenge of our valuation methodologies in determining a unitholder’s allocation of income, gain, loss and deduction
•Additions or changes in tax laws and regulations or variables impacting tax obligations

Risks Relating to Our Financial Matters

An inability to source capital to supplement our available cash resources and existing revolving credit facilities could cause us to have inadequate liquidity and could materially and adversely affect us.

As of December 31, 2025, we had, on a consolidated basis, $182 million of cash and cash equivalents, $19 million of restricted cash and cash equivalents, a total of $1.8 billion of available commitments under our credit facilities and $14.6 billion of total debt outstanding (before unamortized discount and debt issuance costs). SPL and CQP operate with independent capital structures as further detailed in Note 10—Debt of our Notes to Consolidated Financial Statements. We incur, and will incur, significant interest expense relating to financing the assets at the Sabine Pass LNG Terminal, and we anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project if a positive FID is made. Our ability to fund our capital expenditures and refinance our indebtedness may depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, lending institutions’ evolving policies on financing businesses linked to fossil fuels and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also may rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement lenders or seek alternative financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.
Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2025, we had SPAs with approximately ten different third party customers, with customers under common control being considered a single customer, whereby five customers individually with revenues greater than 10% of total revenues from contracts with external customers accounted for an aggregate of 76% of total revenues from contracts with external customers for the year ended December 31, 2025.

While substantially all of our long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.
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

In addition to restrictions on the ability of us and SPL to make distributions or incur additional indebtedness, as further described in the immediately preceding risk factor, the agreements governing SPL’s indebtedness also contain various other covenants that may prevent them from engaging in beneficial transactions, including limitations on their ability to:
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

Our use of derivative instruments, including our IPM agreements, to manage risks could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP and our liquidity.

We use derivative instruments to manage certain risks, including commodity-related price risk. The extent of our derivative position at any given time depends on our assessment of risks and related exposures for these commodities. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile, which could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP. For example, as described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net income for the years ended December 31, 2025 and 2024 included $732 million and $388 million of gains, respectively, resulting from changes in the fair values of our derivatives, substantially all of which were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreements.

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

In addition, our liquidity may be adversely impacted by the cash margin requirements of the respective commodity exchanges or over-the-counter arrangements. As of December 31, 2025 and 2024, we had collateral posted with counterparties by us of $11 million and $13 million, respectively, which are included in other current assets, net in our Consolidated Balance Sheets.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our facilities. In August 2020, SPL entered into an arrangement with an affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from another affiliate’s facility in the event operational conditions impact operations at the Sabine Pass LNG Terminal or at another affiliate’s terminal. During the year ended December 31, 2021, eight TBtu was loaded at affiliate facilities pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Consolidated Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, or interruptions to our power supply, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility are designed in accordance with the requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project and to and from the Creole Trail Pipeline. If any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or for transporters to continue shipping natural gas to us from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the immediately preceding risk factor. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the immediately preceding risk factor. Additionally, composition changes in the quality of feed gas received from third parties may impact operational efficiency and performance, which could have an effect on our operating results. Our risk is in part mitigated by the diversification of our natural gas supply and transportation across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are dependent on our EPC partners and other contractors for the successful completion of any potential expansion projects, including the SPL Expansion Project.

Timely and cost-effective completion of any potential expansion projects, including the SPL Expansion Project, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our EPC partners and any other contractors under their agreements. The ability of our EPC partners and any other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
•design and engineer each Train to operate in accordance with specifications;
•engage and retain third party subcontractors and procure equipment and supplies;
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

Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of any potential expansion projects, including the SPL Expansion Project, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of EPC partners and our other contractors to pay liquidated damages under their agreements are frequently subject to caps on liability, as set forth therein.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of any potential expansion projects, including the SPL Expansion Project, or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the construction of our expansion projects, including the SPL Expansion Project, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our investment decision on any potential future expansion of LNG facilities, including the SPL Expansion Project, relies on cost estimates developed initially through front end engineering and design studies. However, due to the size and duration of construction of an LNG facility, the actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope and the ability of our EPC partners and other contractors to execute successfully under their agreements. Although our major EPC contracts have historically been fixed price, as construction progresses, we may decide or be forced to submit change orders to our contractor, including change orders to comply with existing or future environmental or other regulations. Any change orders could result in longer construction periods, higher construction costs, including increased commodity prices (particularly nickel and steel) and escalating labor costs, or both. Additionally, certain of our SPAs provide that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Significant increases in the cost of a liquefaction project or significant construction delays could impact the commercial viability of the project as well as require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is fully constructed (which could cause further delays), thereby negatively impacting our business and limiting our growth prospects. While historically we have not experienced cost overruns or construction delays that have had a significant adverse impact on our operations, factors giving rise to such events in the future may be outside of our control and could have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development and/or construction of additional Trains, including the SPL Expansion Project, will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our growth strategy.

We continuously pursue liquefaction expansion opportunities and other projects along the LNG value chain. As described further in Items 1. and 2. Business and Properties, we are currently developing the SPL Expansion Project. The commercial development of an LNG facility takes a number of years and requires a substantial capital investment that is dependent on sufficient funding and commercial interest, among other factors.

We will require significant additional funding to be able to commence construction of the SPL Expansion Project and any additional expansion projects, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development or construction of the SPL Expansion Project or any additional expansion projects, which could have a material adverse effect on our growth strategy, financial condition, operating results, cash flow and liquidity.

Changes to U.S. trade policy could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The U.S. has recently enacted and proposed to enact significant new tariffs and trade restrictions. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, as part of its Section 301 investigation of the maritime, logistics and shipbuilding sector in China (the “Section 301 Investigation”), the Office of the U.S. Trade Representative (the “USTR”) in April 2025 mandated, among other things, restrictions on maritime transport services for U.S. LNG exports. These measures require that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047, with certain exceptions. In its original April 2025 notice, USTR had included the potential suspension of LNG export licenses as a remedy for non-compliance with the U.S. vessel restrictions; however, USTR subsequently removed the suspension language. In November 2025, the White House announced that, as part of the broader economic and trade relations deal with China, it had agreed to defer certain pending tariff and trade measures against China, including suspending for one year the implementation of fees on China-linked vessels pursuant to the Section 301 Investigation. However, the timeline for the U.S.-built vessel requirements for U.S. LNG exports thus far has not been modified. Given the ongoing evolution of the Section 301 Investigation measures, the potential impact of the restrictions on us and the LNG industry remains uncertain.

There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, trade agreements, trade restrictions and tariffs. Any resulting unwillingness or inability of LNG purchasers in such countries to import LNG from the U.S. or increases in pricing as a result of retaliatory tariffs on exported U.S. LNG, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•increasingly competitive North American LNG landscape;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand;
•reduced demand and lower prices for natural gas worldwide;
•increased demand for natural gas in North America;
•increased natural gas production worldwide, either domestically or deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas in North America;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding exported North American LNG, natural gas or alternative energy sources, which may reduce the demand for exported North American LNG and/or natural gas;
•political conditions in customer regions;
•sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;
•adverse relative demand for North American LNG compared to other sources, which may decrease LNG exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

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

Operations of the Liquefaction Project are dependent upon the ability of our SPA customers to deliver LNG supplies from North America, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside North America, which could increase the available supply of natural gas outside North America and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG purchasers or suppliers and merchants in such countries to import LNG from the U.S. Furthermore, some foreign purchasers or suppliers of LNG may have economic or other reasons to obtain their LNG from, or direct their LNG to, non-U.S. markets or from or to our competitors’ liquefaction facilities in the U.S.

As described in Market Factors and Competition in Items 1. and 2. Business and Properties, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from North America, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in North America.

As described in General in Items 1. and 2. Business and Properties, as of December 31, 2025, we have contracted through our SPAs and IPM agreements approximately 85% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, to sell in the global market under spot sales or other short-term agreements. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the U.S. could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•decreases in demand for LNG or increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our Liquefaction Project;
•increases in the cost to supply power to our Liquefaction Project;
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

A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline and liquefaction operations. Cyberattacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyberattacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, our Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyberattack involving our business or operational control systems or related infrastructure, or that of third parties pipelines with whom we do business, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

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

The design, construction and operation of interstate natural gas pipelines, Trains, including those at the Liquefaction Project, the SPL Expansion Project and other facilities, as well as the export of LNG and the purchase and transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG.

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of all of our Trains and related facilities of the Liquefaction Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline. In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project and in June 2025, certain of our subsidiaries submitted an updated application to the FERC reflecting a two-phased approach to the SPL Expansion Project. To date, the DOE has also issued orders under Section 3 of the NGA authorizing SPL to export domestically produced LNG, as further detailed in DOE Export Licenses in Our Business. We currently have the SPL Expansion Project pending non-FTA export approval with the DOE, although approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

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

Our Creole Trail Pipeline is subject to regulation by the FERC under the NGA and the Natural Gas Policy Act of 1978 (the “NGPA”). The FERC regulates the transportation of natural gas in interstate commerce, including the construction and operation of pipelines, the rates, terms and conditions of service and abandonment of facilities. Under the NGA, the rates charged by our Creole Trail Pipeline must be just and reasonable, and we are prohibited from unduly preferring or unreasonably discriminating against any potential shipper with respect to pipeline rates or terms and conditions of service. If we fail to comply with all applicable statutes, rules, regulations and orders, our Creole Trail Pipeline could be subject to substantial penalties and fines.

In addition, as a natural gas market participant, should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. The FERC’s jurisdiction under the NGA allows the imposition of civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC thereunder, up to $1.6 million per day for each violation.

Although the FERC has not imposed fines or penalties on us to date, we are exposed to substantial penalties and fines if we fail to comply with such regulations.

Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal, marine berths and pipeline, including FERC, PHMSA, EPA and the U.S. Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or increased capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. On December 2, 2023, the EPA issued final rules to reduce methane and VOC emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that would have applied to our facilities beginning in calendar year 2024. The OBBBA, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at the Sabine Pass LNG Terminal, or could increase compliance costs for our operations.

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

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023. Revised, reinterpreted or additional laws and regulations that result in increased compliance, operating or construction costs or restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

As of December 31, 2025, Cheniere had 1,717 full-time employees, including 508 employees who directly supported our operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction, operation, maintenance and management of the Liquefaction Project and the Creole Trail Pipeline, and administrative services. We depend on Cheniere’s hiring and retaining personnel to provide sufficient support for the aforementioned services. Cheniere competes with other liquefaction projects in the U.S. and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to support us and to provide our customers with the highest quality service. We also compete with any other project Cheniere is operating or developing, including, as further described in Market Factors and Competition in Items 1. and 2. Business Properties, the operation and construction of its liquefaction projects near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the vicinity of our operations and more generally from the Gulf Coast hydrocarbon processing and construction industries.
The executive officers of our general partner are officers and employees of Cheniere. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services to us for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.
A shortage in the labor pool of skilled workers, remoteness of our site locations, general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult for Cheniere to attract and retain qualified personnel and could require an increase in the wage and benefits packages that Cheniere offers. In addition, Cheniere is also subject to increased competition for skilled workers from new entrants to the LNG market. Currently, our payments to Cheniere for labor consist of reimbursement of cost plus a fixed monthly fee (indexed for inflation) per Train, therefore any increases in Cheniere’s costs will increase our operating costs, which could materially and adversely affect our business results.

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
•our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities, and the establishment, increase or decrease in the amounts of reserves, each of which can affect the amount of cash that is distributed to our unitholders in accordance with our partnership agreement;
•our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders in accordance with our partnership agreement;
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

We also have agreements to compensate and to reimburse expenses of Cheniere’s affiliates. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere, through CCL, is currently operating, and further constructing and developing expansion projects at, a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into SPAs with third-parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter in commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to any of our future Trains.

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

Risks Relating to an Investment in Us and Our Common Units

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

Sales by us or any of our affiliated unitholders or affiliates of Blackstone or Brookfield of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. As of December 31, 2025, Cheniere owned approximately 239.9 million of our common units. We also filed a registration statement for the resale of 202,450,687 common units owned by Blackstone and its affiliates in 2017. Any sales of these units could have an adverse impact on the price of our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

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

A successful IRS contest of the federal income tax positions that we take may adversely impact the market for our common units and the costs of any contest will be borne by our unitholders and our general partner.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our common units will generally be considered to be “effectively connected” with a U.S. trade or business and subject to U.S. federal income tax. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholder does not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Furthermore, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own property or conduct business in additional states or foreign countries that impose a personal tax or an entity level tax. Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of our unitholders to file all U.S. federal, state and local tax returns.

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

Additions or changes in tax laws and regulations or variables impacting our tax obligations could potentially affect our financial results or liquidity.

Tax laws and regulations are complex and rapidly evolving. We are subject to various taxes in the jurisdictions where we operate, primarily consisting of ad valorem property taxes on assets at the Sabine Pass LNG Terminal. Changes to local, state or domestic tax laws, their interpretation, enforcement practices, and rates, including changes related to tariffs and duties, are beyond our control and could affect our tax obligations, compliance costs, financial results and cash flows. We continuously monitor and assess proposed tax legislation that could negatively impact our business.

Additionally, we have ad valorem legacy property tax incentives secured for the Sabine Pass LNG Terminal that begin to expire starting in 2027, with continuing incentive roll-off thereafter over the longer term. The magnitude of property tax changes once our incentives expire is uncertain, but will be influenced, both in the near and longer term, by various factors including future local tax rates, local tax rate compression dynamics, and variation in our assessed property values over time. During the year ended December 31, 2025, our ad valorem property tax incurred, inclusive of both the Sabine Pass LNG Terminal and the Creole Trail Pipeline, was approximately $29 million.

Further, SPLNG, SPL and CTPL each have a state tax sharing agreement with Cheniere under which Cheniere has agreed to prepare and file all state and local tax returns which each of the entities and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. The agreements for SPLNG, SPL and CTPL are effective for tax returns due on or after January 2008, August 2012 and May 2013, respectively. If Cheniere, in its sole discretion, demands payment, each of the respective entities will pay to Cheniere an amount equal to the state and local tax that each of the entities would be required to pay if its state and local tax liability were calculated on a separate company basis. While to date there have been no state or local tax payments demanded by Cheniere under the tax sharing agreements, any payment demanded by Cheniere could adversely affect our financial results and cash flows.

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

Risk Management and Strategy

As part of our broader approach to risk management, our cybersecurity program is designed to follow a “govern, identify, protect, detect, respond and recover” approach to cybersecurity that is based on the National Institute of Standards and Technology Cybersecurity Framework (“CSF”). Our strategy also includes segmentation of corporate and operations networks, defense in depth and the principle of least privilege. Operational networks have fundamentally distinct safety and reliability standards and pose unique threats in comparison to information technology networks. Realizing these differences, we routinely evaluate opportunities to refine our cybersecurity program in order to mitigate operational network risks. We include business continuity planning as a component of our strategy to help ensure critical systems are available to support the Partnership in the instance of a disruptive event. We also participate in various industry organizations to stay abreast of recent trends and developments.

On an ongoing basis, Cheniere assesses its people, processes and technology and, when necessary, adjust the overall program in an effort to adapt to the ever-evolving cyber and geopolitical landscapes. We conduct regular assessments and audits, cross-functional risk mitigation exercises and risk strategy sessions to identify cybersecurity risks, applicable regulatory requirements and industry standards. These engagements are also designed to exercise, assess the maturity of and enhance our Cybersecurity Incident Response Plan. To support these efforts, Cheniere has contracted with third parties to perform facility and system penetration tests, compromise assessments of information technology systems and security maturity assessments of our corporate and operational networks. Cheniere maintains a training program to help its personnel identify and assist in mitigating cybersecurity and data security risks. Cheniere’s employees and the board of directors of our general partner participate in periodic training, user awareness campaigns and additional issue-specific training as needed. Cheniere also provides periodic training for certain contractors who have access to its information technology networks.

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

During the year ended December 31, 2025, cybersecurity incidents and threats did not materially affect our business, results of operations or financial condition.

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

Risks that could affect us are an integral part of the board of directors of our general partner and Audit Committee deliberations throughout the year. Cybersecurity risks are integrated into Cheniere’s enterprise risk assessment process, which is reviewed by Cheniere’s Board at least annually. The board of directors of our general partner has oversight responsibility for assessing the primary risks facing us (including cybersecurity risks), the relative magnitude of these risks and management’s plan for mitigating these risks, while the Audit Committee has been delegated the authority to oversee and periodically review the security of Cheniere’s information technology systems and controls, including programs and defenses against cybersecurity threats. The Audit Committee discusses with management our cybersecurity risk exposures and the steps management has taken to mitigate such exposures, including our risk assessment and risk management policies. On a quarterly basis, Cheniere’s cybersecurity leadership team updates the Audit Committee on the overall status of our cybersecurity program, key operational metrics, current assessments, cybersecurity issues or events and pertinent events related to cybersecurity.

For additional information about cybersecurity risks, see the risk A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation under Risks Relating to Our Operations and Industry in Item 1A.Risk Factors.

ITEM 3.    LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

LDEQ Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the EPA stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 our subsidiaries petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The EPA approved the petition on July 31, 2025 and in October 2025 the LDEQ confirmed that all remaining milestones under the 2023 Compliance Order have been met. Our subsidiaries continue to work with the LDEQ to resolve the 2023 Compliance Order. As of December 2025, our subsidiaries had filed test results with the LDEQ indicating that for the 2025 testing period all 44 turbines met the relevant compliance standard. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange under the symbol “CQP”, and previously traded on the NYSE American or its predecessors under the symbol “CQP” from our initial public offering on March 21, 2007 through February 3, 2024. As of February 20, 2026, we had 484.1 million common units outstanding held by 10 record owners. Because our units are held by brokers and other institutions on behalf of our unitholders, we are unable to estimate the total number of actual unitholders represented by these record owners.

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

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2023 and variance drivers between the year ended December 31, 2024 as compared to December 31, 2023 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited partnership formed by Cheniere to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We own the natural gas liquefaction and export facility in Cameron Parish, Louisiana at Sabine Pass. Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. For further discussion of our business, see Items 1. and 2. Business and Properties. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, as well as the current geopolitical environment that has intensified the demand for supply security, should enable us to enter into long-term agreements and provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-K include the following:

Strategic

•In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
Operational

•As of February 20, 2026, over 3,270 cumulative LNG cargoes totaling over 225 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•During the second quarter of 2025, we completed planned large-scale maintenance activities on two Trains at the Liquefaction Project.

Financial

•In December 2025, SPL redeemed $300 million aggregate principal amount of its 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”) and subsequently in February 2026, SPL redeemed the remaining $200 million aggregate principal amount of its 2026 SPL Senior Notes.
•We declared aggregate distributions of $3.29 per common unit for the year ended December 31, 2025. On January 28, 2026, with respect to the fourth quarter of 2025, we declared a cash distribution of $0.830 per common unit to unitholders of record as of February 9, 2026, and the related general partner distribution, which was paid on February 13, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.
•In July 2025, we issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035, and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of SPL’s 2026 SPL Senior Notes.
•In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 at maturity.
•In February 2025, Fitch Ratings upgraded the issuer credit rating of CQP to BBB from BBB- with a stable outlook. In June 2025, S&P Global Ratings concurrently assigned a BBB rating to the 2035 CQP Senior Notes and upgraded the remaining unsecured CQP notes to BBB from BBB-. In November 2025, S&P further upgraded the issuer credit rating of CQP and unsecured CQP notes to BBB+ from BBB and revised its outlook on SPL’s issuer credit rating to positive from stable in December 2025.

Market Environment

Our results of operations are affected by the market environment in which we operate, including known trends and uncertainties, macroeconomic factors and other external environmental factors.

With just under 20 mtpa of year on year (“YoY”) increase in LNG supplies globally in 2025, the LNG market is transitioning from a multi-year state of tight market conditions into a period of rapid growth. The continued ramp up in new LNG supplies from the U.S. and Canada mark the start of a more ample supply landscape which is expected to loosen global balances over the next few years and result in a more moderate and stable price environment for LNG. Sustained downward pressure on global prices could potentially unlock latent demand that has otherwise been priced out since the disruption of Russian natural gas supply to Europe.

The increase in supply corresponded to a 5% YoY uptick in trade, which was primarily supported by Europe and the Middle East and North Africa (“MENA”) region amid weaker demand in Asia. Europe’s demand for LNG increased approximately 27% YoY in 2025 reaching a record level of approximately 125 mtpa. The main driver for this growth continues to be the replacement of Russian natural gas and the replenishment of underground storage inventories. We expect this driver to continue to play an important role in keeping LNG demand in Europe resilient, especially in light of the European Parliament’s vote to ban all residual Russian natural gas, including Russian LNG by 2027. The MENA region also contributed to demand growth in 2025 with imports increasing 7 mtpa or 62% versus 2024. Egypt was the main driver of this increase as it resorted to additional LNG imports to satisfy its growing domestic energy needs and supplement its own natural gas production.

Asia’s LNG consumption however was down about 4% in 2025, dropping by 12 mtpa to 270 mtpa. While many of the major markets in Asia saw YoY declines, China’s was the largest, representing nearly the entire YoY change in the region. China’s LNG imports declined 16% or 12 mtpa YoY, due to broader, likely transient macro-economic challenges. Natural gas demand growth in China slowed in 2025 and higher piped natural gas flows from Russia and robust domestic natural gas production decreased the call on LNG.

Despite weaker demand in Asia and an easing in geopolitical conflicts during the second half of 2025, average prices remained elevated versus 2024. The Japan Korea Marker (“JKM”) monthly settlement prices in 2025 averaged $12.71 per MMBtu, 7.5% higher YoY while those for Title Transfer Facilities (“TTF”) averaged $12.04 per MMBtu, 10.3% higher YoY. Strong storage injections, an increase in LNG supply and expectations of mild weather resulted in downward pressure in the second half of the year with monthly settlements averaging at least $1.76 per MMBtu lower for JKM and $2.34 per MMBtu lower for TTF versus the first half of the year. Henry Hub monthly settlements averaged $3.43 per MMBtu during 2025.

As referenced above, expectations of significant LNG capacity expansions in the next few years, and the recent momentum in FIDs if continued, are likely to keep the price trajectory trending lower in Asia and Europe. We expect the price elastic markets, particularly in Asia, to respond to the increased availability and affordability of supply by growing imports to satisfy latent demand as well as organic longer-term growth.

Results of Operations

	Year Ended December 31,
(in millions, except per unit data)	2025	2024	Variance
Revenues
LNG revenues	$8,200	$6,550	$1,650
LNG revenues—affiliate	2,358	1,954	404
Regasification revenues	136	135	1
Other revenues	64	65	(1)
Total revenues	10,758	8,704	2,054

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,145	3,570	1,575
Cost of sales—affiliate	—	4	(4)
Operating and maintenance expense	904	824	80
Operating and maintenance expense—affiliate	177	172	5
Operating and maintenance expense—related party	28	58	(30)
General and administrative expense	12	10	2
General and administrative expense—affiliate	93	90	3
Depreciation and amortization expense	688	680	8
Other operating costs and expenses	4	14	(10)
Other operating costs and expenses—affiliate	1	2	(1)
Total operating costs and expenses	7,052	5,424	1,628

Income from operations	3,706	3,280	426

Other income (expense)
Interest expense, net of capitalized interest	(753)	(800)	47
Loss on modification or extinguishment of debt	(8)	(3)	(5)
Interest and dividend income	18	33	(15)
Other income—affiliate	24	—	24
Total other expense	(719)	(770)	51

Net income	$2,987	$2,510	$477

Basic and diluted net income per common unit	$5.17	$4.25	$0.92
Volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	1,546	1,567	(21)
2025 vs. 2024

Net income increased by $477 million during the year ended December 31, 2025 as compared to the same period of 2024 primarily due to $344 million of favorable changes in the fair value of agreements accounted for as derivative instruments and a $199 million increase in revenues, net of cost of natural gas feedstock, from increased Henry Hub pricing. These increases were partially offset by a $63 million decrease in revenues, net of natural gas feedstock, from decreased volume of LNG loaded and recognized between the years. The following is an expanded discussion of the significant drivers of the variance in net income by line item.

Total revenues

The $2.1 billion increase in total revenues during the year ended December 31, 2025 as compared to the same period of 2024 was primarily due to:
•$2.1 billion increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; partially offset by
•$140 million decrease from lower production volume primarily due to the planned large-scale maintenance activities on two trains at the Liquefaction Project.

Total operating costs and expenses

The $1.6 billion increase in total operating costs and expenses during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$1.9 billion increase in the cost of natural gas feedstock largely due to the increase in U.S. natural gas prices; and
•$55 million increase in operating and maintenance expense (including affiliate and related party), mainly as a result of the planned large-scale maintenance activities on two trains at the Liquefaction Project; partially offset by
•$344 million of gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, largely due to favorable changes on our IPM agreements from the narrowing of global and U.S. domestic natural gas spreads and the effect of relative change in volatilities of applicable global and U.S. domestic natural gas prices, partially offset by changes in market-based locational forward price differentials for North American natural gas deliveries.

Total other expense
The $51 million favorable variance in total other expense during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$47 million decrease in interest expense, net of capitalized interest, substantially all due to a decrease in gross interest cost because of a decrease in total indebtedness as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan — see Note 10—Debt for our outstanding debt balances as of December 31, 2025 and 2024.

Significant factors affecting our results of operations
Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. For commodity derivative instruments, including those related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Additionally, see Items 1. and 2. Business and Properties for discussion of our business seasonality.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

December 31, 2025
Cash and cash equivalents	$182
Restricted cash and cash equivalents designated for the Liquefaction Project	19
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	824
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,824

Total available liquidity	$2,025

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2025. See Note 10—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2025 will be driven by future sources of liquidity and future cash requirements, as further discussed under the caption Future Sources and Uses of Liquidity.

Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions or requirements under debt instruments executed by SPL limit its ability to distribute cash, including the following:
•SPL is required to deposit all cash received into restricted cash and cash equivalents accounts under certain of their debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. In addition, SPL’s operating costs are managed by subsidiaries of Cheniere under affiliate agreements, which may require SPL to advance cash to the respective affiliates; and
•SPL is restricted by affirmative and negative covenants included in certain of its debt agreements in its ability to make certain payments, including distributions, unless specific requirements are satisfied. See Note 10—Debt of our Notes to Consolidated Financial Statements for additional information on these covenants.
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

The following tables include summarized financial information of CQP (the “Parent Issuer”) and the CQP Guarantors (together with the Parent Issuer, the “Obligor Group”) on a combined basis. Investments in and equity in the earnings of SPL and, subject to certain conditions governing its guarantee, certain other subsidiaries of CQP (collectively with SPL, the “Non-Guarantors”), which are not currently members of the Obligor Group, have been excluded. Intercompany balances and transactions between entities in the Obligor Group have been eliminated. Although the creditors of the Obligor Group have no claim against the Non-Guarantors, the Obligor Group may gain access to the assets of the Non-Guarantors upon bankruptcy, liquidation or reorganization of the Non-Guarantors due to its investment in these entities. However, such claims to the assets of the Non-Guarantors would be subordinated to any claims by the Non-Guarantors’ creditors, including trade creditors.

Summarized Balance Sheets (in millions)	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Current assets, net	$226	$312
Current assets—affiliate	146	103
Current assets with Non-Guarantors	56	53
Total current assets	428	468

Non-current assets, net	2,851	3,034
Total assets	$3,279	$3,502

LIABILITIES
Current liabilities
Current liabilities	$154	$148
Current liabilities—affiliate	50	57
Current liabilities due to Non-Guarantors	151	120
Total current liabilities	355	325

Long-term debt, net of premium, discount and debt issuance costs	7,724	6,731
Other non-current liabilities	130	141
Non-current liabilities—affiliate	18	18
Total liabilities	$8,227	$7,215

Summarized Statement of Operations (in millions)	Year Ended December 31, 2025

Revenues	$200
Revenues from Non-Guarantors	557
Total revenues	757

Operating costs and expenses	256
Operating costs and expenses—affiliate	214
Operating costs and expenses—Non-Guarantors	1
Total operating costs and expenses	471

Income from operations	286
Net loss	$(70)

Future Sources and Uses of Liquidity

The following discussion of our future sources and uses of liquidity includes estimates that reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2025. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.

Future Sources of Liquidity under Executed Contracts

We expect future material sources of liquidity to be derived from our long-term customer arrangements and structured cash flows under our SPAs. As described in Items 1. and 2. Business and Properties, these contracts with creditworthy counterparties form the foundation of our business and provide us with significant, stable, long-term cash flows.

We are contractually entitled to significant future consideration contracted under our long-term SPAs that has not yet been recognized as revenue. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be significant to our future liquidity. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We have estimated revenues under agreements with terms dependent on project milestone dates based on the estimated dates as of December 31, 2025. The following table summarizes our estimate of revenues to be received from executed long-term SPAs as of December 31, 2025 (in billions):

	Estimated Revenues Under Executed SPAs by Period (1) (2)
	2026	2027 - 2030	Thereafter	Total
LNG revenues (fixed fees)	$3.7	$13.7	$24.1	$41.5
LNG revenues (variable fees) (3)	6.2	21.6	43.4	71.2
Total	$9.9	$35.3	$67.5	$112.7

(1)LNG revenues exclude revenues from contracts with original expected durations of one year or less.
(2)LNG revenues (including $0.5 billion and $1.0 billion of fixed fees and variable fees, respectively, from affiliates) exclude the SPAs with Cheniere Marketing associated with our IPM agreements, for which pricing is linked to international natural gas prices.
(3)LNG revenues (variable fees) reflect the assumption of delivery of all contractual volumes, irrespective of any contractual right of non-delivery. LNG revenues (variable fees) are based on estimated forward prices and basis spreads as of December 31, 2025.

Under our SPAs and IPM agreements currently in effect, we have contracted approximately 85% of the total anticipated production through the mid-2030s from our liquefaction capacity that is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. As described in General, under our SPAs, customers purchase LNG on an FOB basis generally for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The variable fees under our SPAs were generally sized with the intention to cover the supply and transportation of natural gas and the liquefaction fuel consumed to produce the LNG to be sold under each such SPA, thus limiting our exposure to future U.S. natural gas price increases. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

The table above excludes an SPA with Cheniere Marketing under which we sell LNG at pricing linked to the same global gas market prices as one of our IPM agreements. The IPM agreements, under which we pay for natural gas feedstock based on global gas prices less liquefaction fees and certain costs incurred by us, generate a take-or-pay style fixed liquefaction fee when viewed in conjunction with the associated SPA. As of December 31, 2025, we expect to generate liquidity from the approximately 531 TBtu of LNG yet to be delivered under an SPA with Cheniere Marketing, which has a remaining fixed term of 12 years, and we had not yet executed an SPA for the approximately 669 TBtu associated with our other IPM agreement.

Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2025, we had $1.8 billion in available commitments under our credit facilities, as detailed earlier in the table summarizing our available liquidity, subject to compliance with the applicable covenants, to potentially meet liquidity needs. Our credit facilities mature in 2028.

Disciplined Accretive Growth

Our significant land position at the Sabine Pass LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at a strategically advantaged location with proximity to pipeline infrastructure and resources. In June 2025, certain of our subsidiaries updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations related to our core operations under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2026	2027 - 2030	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements excluding our IPM agreements (3) (4)	$4.4	$7.5	$0.5	$12.4
Natural gas transportation and storage service agreements	0.3	1.1	1.8	3.2
Other purchase obligations (5)	0.1	0.4	1.0	1.5
Leases (6)	—	0.1	0.1	0.2
Total	$4.8	$9.1	$3.4	$17.3

(1)Agreements in force as of December 31, 2025 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2025.
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
(3)Natural gas supply agreements exclude the IPM agreements, which, as described in Future Sources of Liquidity under Executed Contracts, are structured to generate a fixed margin when viewed in conjunction with the associated SPAs with Cheniere Marketing.
(4)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2025.
(5)Other purchase obligations include $1.3 billion of purchase obligations to affiliates under service agreements.
(6)Leases include payments under operating leases and finance leases. Payments during future renewal option periods that are exercisable at our sole discretion are included only to the extent that the option is believed to be reasonably certain to be exercised.

Natural Gas Supply, Transportation and Storage Service Agreements

Excluding IPM agreements, we have secured approximately 3,406 TBtu of natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements with remaining fixed terms of up to 6 years. As of December 31, 2025, we have secured approximately 73% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2026, excluding the 3% of which has been secured under our IPM agreements. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2026. As further described in Future Sources of Liquidity under Executed Contracts, the pricing structure of our SPAs often incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, thus limiting our net exposure to future increases in natural gas prices.

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
Additional Future Cash Requirements for Operations and Capital Expenditures

Operational Services

We rely on our general partner to manage all aspects of the development, construction, operation and maintenance of the Sabine Pass LNG Terminal and to conduct our business. Because our general partner has no employees, it relies on subsidiaries of Cheniere to provide, through services agreements our subsidiaries have with them, the personnel necessary to allow it to meet its management obligations to us and our subsidiaries. As described in Note 13—Related Party Transactions, our payment structures under the services agreements primarily consist of cost reimbursement, plus a compensating fee based on a fixed amount (indexed for inflation) per Train in service. Prior to the substantial completion of a Train, a compensating fee is charged based on a percentage of the capital expenditures of the Train under construction.

As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 508 employees who directly supported the Sabine Pass LNG Terminal operations.

Disciplined Accretive Growth

The FID of any expansion projects, including the SPL Expansion Project, will result in additional cash requirements to fund the construction and operations of such projects in excess of our current contractual obligations under executed contracts discussed above, although expansion may be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1) (2)
	2026	2027 - 2030	Thereafter	Total
Debt	$0.3	$6.9	$7.4	$14.6
Interest payments	0.7	2.1	1.1	3.9
Total	$1.0	$9.0	$8.5	$18.5

(1)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2025. Debt and interest payments do not contemplate repurchases, repayments and retirements that we may make prior to contractual maturity.
(2)Table excludes payments under finance leases, which are included in Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts table above.

Debt

As of December 31, 2025, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $14.6 billion and credit facilities with no outstanding loan balances. As of December 31, 2025, we and SPL were in compliance with all covenants related to their respective debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 10—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2025, our senior notes had a weighted average contractual interest rate of 4.73%. Interest on borrowings under our credit facilities is indexed to SOFR, and we are subject to interest rates on outstanding balances, commitment fees on undrawn balances and letter of credit fees on issued letters of credit. We had $176 million aggregate amount of issued letters of credit under our credit facilities as of December 31, 2025. Further details of our credit facilities can be found in Note 10—Debt of our Notes to Consolidated Financial Statements.

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

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,768	$2,968
Net cash used in investing activities	(204)	(162)
Net cash used in financing activities	(2,742)	(3,058)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(178)	$(252)

Operating Cash Flows

The $200 million decrease between the periods was primarily related to decreased cash flows attributed to working capital, mainly due to differences in timing of cash collections from the sale of LNG cargoes, which was partially offset by higher net cash inflows from LNG sales, as explained above in Results of Operations.

Investing Cash Flows

Cash outflows for property, plant and equipment during the years ended December 31, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2025	2024
Proceeds from issuances of debt and borrowings	$1,262	$1,228
Redemptions and repayments of debt	(1,917)	(2,030)
Distributions	(2,064)	(2,235)
Other	(23)	(21)
Net cash used in financing activities	$(2,742)	$(3,058)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-year activity (in millions):

	Year Ended December 31,
	2025	2024
CQP:
5.750% Senior Notes due 2034	$—	$1,198
5.550% Senior Notes due 2035	997	—

SPL:
SPL Revolving Credit Facility	265	30
Total proceeds from issuances of debt and borrowings	$1,262	$1,228

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-year activity (in millions):

	Year Ended December 31,
	2025	2024
SPL:
5.750% Senior Notes due 2024	$—	$(300)
5.625% Senior Notes due 2025	(300)	(1,700)
5.875% Senior Notes due 2026	(1,300)	—
4.746% weighted average rate Senior Notes due 2037	(52)	—
SPL Revolving Credit Facility	(265)	(30)
Total redemptions and repayments of debt	$(1,917)	$(2,030)

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
The following provides a summary of distributions paid by us during the years ended December 31, 2025 and 2024:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
November 14, 2025	July 1 - September 30, 2025	$0.830	$402	$10	$108
August 14, 2025	April 1 - June 30, 2025	0.820	397	10	104
May 15, 2025	January 1 - March 31, 2025	0.820	397	10	104
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

November 14, 2024	July 1 - September 30, 2024	$0.810	$392	$10	$99
August 14, 2024	April 1 - June 30, 2024	0.810	392	10	99
May 15, 2024	January 1 - March 31, 2024	0.810	392	10	99
February 14, 2024	October 1 - December 31, 2023	1.035	501	14	204

In addition, Tug Services distributed $12 million and $13 million during the years ended December 31, 2025 and 2024, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On January 28, 2026, with respect to the fourth quarter of 2025, we declared a cash distribution of $0.830 per common unit to unitholders of record as of February 9, 2026, and the related general partner distribution, which was paid on February 13, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.

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

Fair Value of Level 3 Liquefaction Supply Derivatives

Our derivative instruments are recorded at fair value unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception, as described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. We record changes in the fair value of our derivative positions through earnings based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 3—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

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

Additionally, the valuation of certain liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of liquefaction supply derivatives valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2025 and 2024 (in millions). The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2025	2024
Favorable changes in fair value of liquefaction supply derivatives still held at the end of the period	$620	$184

The changes in fair value on instruments held at the end of both years are primarily attributed to a significant variance in the estimated and observable forward international LNG commodity prices on our IPM agreements in effect during the years ended December 31, 2025 and 2024.

The estimated fair value of level 3 liquefaction supply derivatives recognized in our Consolidated Balance Sheets as of December 31, 2025 and 2024 amounted to a liability of $500 million and $1.3 billion, respectively.

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

	December 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(523)	$588	$(1,281)	$342

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS, L.P.

MANAGEMENT’S REPORT TO THE UNITHOLDERS OF CHENIERE ENERGY PARTNERS, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for CQP and its subsidiaries. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). CQP’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that CQP maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

CQP’s independent registered public accounting firm, KPMG LLP, has issued an audit report on CQP’s internal control over financial reporting as of December 31, 2025, which is contained in this Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Fair value of the level 3 liquefaction supply derivatives
As discussed in Notes 3 and 7 to the consolidated financial statements, the Partnership recorded fair value of level 3 liquefaction supply derivatives of $(500) million as of December 31, 2025, which included the fair value of IPM agreements. The IPM agreements are natural gas supply contracts for the operation of the liquefied natural gas facilities. The fair value of the IPM agreements is developed using internal models, including option pricing models. The models incorporate significant unobservable inputs, including future prices of energy units in unobservable periods and volatility.
We identified the evaluation of the fair value of the level 3 liquefaction supply derivatives for the IPM agreements as a critical audit matter. Specifically, complex auditor judgment and specialized skills and knowledge were required to evaluate the appropriateness and application of the option pricing model as well as the assumptions for future prices of energy units in unobservable periods and volatility.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Cheniere Energy Partners, L.P. and
Board of Directors of Cheniere Energy Partners GP, LLC
Cheniere Energy Partners, L.P.:
Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2026

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenues
LNG revenues	$8,200	$6,550	$6,991
LNG revenues—affiliate	2,358	1,954	2,475
Regasification revenues	136	135	135
Other revenues	64	65	63
Total revenues	10,758	8,704	9,664

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,145	3,570	2,721
Cost of sales—affiliate	—	4	22
Operating and maintenance expense	904	824	879
Operating and maintenance expense—affiliate	177	172	166
Operating and maintenance expense—related party	28	58	62
General and administrative expense	12	10	10
General and administrative expense—affiliate	93	90	89
Depreciation and amortization expense	688	680	672
Other operating costs and expenses	4	14	6
Other operating costs and expenses—affiliate	1	2	1
Total operating costs and expenses	7,052	5,424	4,628

Income from operations	3,706	3,280	5,036

Other income (expense)
Interest expense, net of capitalized interest	(753)	(800)	(823)
Loss on modification or extinguishment of debt	(8)	(3)	(6)
Interest and dividend income	18	33	46
Other income, net	—	—	1
Other income—affiliate	24	—	—
Total other expense	(719)	(770)	(782)

Net income	$2,987	$2,510	$4,254

Basic and diluted net income per common unit (1)	$5.17	$4.25	$6.95

Weighted average basic and diluted number of common units outstanding	484.0	484.0	484.0

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$182	$270
Restricted cash and cash equivalents	19	109
Trade and other receivables, net of current expected credit losses	511	380
Trade and other receivables—affiliate	238	164
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	145	101
Inventory	180	151
Current derivative assets	—	84
Prepaid expenses	42	42
Other current assets, net	21	23
Total current assets	1,338	1,325

Property, plant and equipment, net of accumulated depreciation	15,259	15,760
Operating lease assets	76	79
Derivative assets	541	98
Other non-current assets, net	223	191
Total assets	$17,437	$17,453

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$53	$62
Accrued liabilities	990	838
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	306	351
Due to affiliates	57	63
Deferred revenue	119	120
Deferred revenue—affiliate	4	3
Current derivative liabilities	164	250
Other current liabilities	15	20
Total current liabilities	1,708	1,712

Long-term debt, net of unamortized discount and debt issuance costs	14,161	14,761
Derivative liabilities	900	1,213
Other non-current liabilities	231	252
Other non-current liabilities—affiliate	23	24
Total liabilities	17,023	17,962

Commitments and contingencies (see Note 15)

Partners’ equity (deficit)
Common unitholders’ interest (484.0 million units issued and outstanding at both December 31, 2025 and 2024)	3,156	1,821
General partner’s interest (2% interest with 10.0 million units issued and outstanding at both December 31, 2025 and 2024)	(2,742)	(2,330)
Total partners’ equity (deficit)	414	(509)
Total liabilities and partners’ equity (deficit)	$17,437	$17,453

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)

	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2022	484	$(1,118)	10	$(1,013)	$(2,131)
Net income	—	4,169	—	85	4,254
Distributions
Common units, $4.16/unit	—	(2,013)	—	—	(2,013)
General partner units	—	—	—	(894)	(894)
Balance at December 31, 2023	484	1,038	10	(1,822)	(784)
Net income	—	2,460	—	50	2,510
Distributions
Common units, $3.465/unit	—	(1,677)	—	—	(1,677)
General partner units	—	—	—	(558)	(558)
Balance at December 31, 2024	484	1,821	10	(2,330)	(509)
Net income	—	2,927	—	60	2,987
Distributions
Common units, $3.29/unit	—	(1,592)	—	—	(1,592)
General partner units	—	—	—	(472)	(472)
Balance at December 31, 2025	484	$3,156	10	$(2,742)	$414

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$2,987	$2,510	$4,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	688	680	672
Amortization of discount and debt issuance costs	23	26	28
Total gains on derivative instruments, net	(741)	(402)	(2,082)
Net cash provided by (used for) settlement of derivative instruments	(17)	26	(2)
Other, net	26	22	26
Changes in operating assets and liabilities:
Trade and other receivables	(131)	(7)	254
Trade and other receivables—affiliate	(74)	114	273
Trade receivables—related party	1	(1)	—
Advances to affiliates	(48)	(11)	85
Inventory	(30)	(10)	18
Accounts payable and accrued liabilities	160	6	(467)
Accounts payable and accrued liabilities—related party	(5)	—	(2)
Total deferred revenue	(12)	39	46
Other, net	(53)	(32)	24
Other, net—affiliate	(6)	8	(18)
Net cash provided by operating activities	2,768	2,968	3,109

Cash flows from investing activities
Property, plant and equipment	(199)	(154)	(220)
Other, net	(5)	(8)	(7)
Net cash used in investing activities	(204)	(162)	(227)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	1,262	1,228	1,397
Redemptions and repayments of debt	(1,917)	(2,030)	(1,700)
Distributions	(2,064)	(2,235)	(2,907)
Other	(23)	(21)	(37)
Net cash used in financing activities	(2,742)	(3,058)	(3,247)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(178)	(252)	(365)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	379	631	996
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$201	$379	$631

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of December 31, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before the Board of Directors makes a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 13—Related Party Transactions for additional details of the activity under these services agreements during the years ended December 31, 2025, 2024 and 2023.

We are not subject to federal, state or local income taxes, as our partners are taxed individually on their allocable share of our taxable income. Accordingly, no provision or liability for income taxes is included in the accompanying Consolidated Financial Statements. However, certain other state or local taxes owed by our subsidiaries are subject to a state tax sharing arrangement they have with Cheniere, as described in Note 13—Related Party Transactions.

At December 31, 2025, the tax basis of our assets and liabilities was $10.9 billion less than the reported amounts of our assets and liabilities.

As of December 31, 2025, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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
As of December 31, 2025, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

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

Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements of derivatives and other instruments, useful lives of property, plant and equipment, leases and asset retirement obligations (“AROs”), each as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

In determining fair value, we use observable market data, or models that incorporate observable market data, when such data is available. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We attempt to maximize our use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.

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
Sales generated during the commissioning phase of a Train are offset against the cost of construction for the respective Train, as further described under the caption Property, Plant and Equipment below. After substantial completion of a Train is achieved, fees received for LNG volumes produced are recognized as LNG revenues.

With respect to regasification revenues, we have concluded that SPLNG provides a single performance obligation to its customers on a continuous basis over time because SPLNG is continuously available to provide regasification service on a daily

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
basis with the same pattern of transfer. We have determined that an output method of recognition based on elapsed time best reflects the benefits of this service to the customer and accordingly, LNG regasification capacity reservation fees are recognized as regasification revenues on a straight-line basis over the term of the respective TUAs. We have concluded that the variable fees under our TUAs meet the exception for allocating variable consideration to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation that is a series. As such, the variable consideration for the TUA is allocated to the period that the respective good or service is delivered to the customer.

For transactions where we receive consideration from the customer, we assess whether we are the principal or the agent in the arrangement. Arrangements where we have concluded that we act as a principal are presented within our Consolidated Statements of Operations on a gross basis, and arrangements where we have concluded that we act as an agent are presented within our Consolidated Statements of Operations on a net basis. For the years ended December 31, 2025, 2024 and 2023, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

See Note 12—Revenues for additional information regarding our revenues.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements. Pursuant to the accounts agreement SPL has entered into with the collateral trustee for the benefit of its debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.
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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction or acquisition of assets, commissioning activities and costs that significantly extend the useful life or increase the functionality and/or capacity of an asset are capitalized. Expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred.

Generally, we begin capitalizing the costs of LNG terminal construction once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction.

Generally, costs that benefit us more broadly than for a specific project are capitalized prior to a project meeting the criteria otherwise necessary for capitalization and typically include preliminary material and equipment procurement and engineering design work.

Sales proceeds earned from volumes produced and sold during the commissioning phase of a respective Train, which includes test activities such as production and removal of LNG from storage, are offset against the cost of construction for the respective Train, net of associated costs, as such activities are necessary to test the facility and bring the asset to the condition necessary for its intended use.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives, except assets under finance leases which are depreciated over the lesser of the respective lease term or the useful lives. Refer to Note 6—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category and Note 11—Leases for additional details of our finance leases. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, and any resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2025, 2024 and 2023.

Interest Capitalization

We capitalize interest costs as part of the historical cost of qualifying assets, mainly during the construction period of the qualifying assets, which primarily consists of LNG terminal and related assets. Upon placing the underlying asset in service, these costs are depreciated or amortized over the estimated useful life of the corresponding assets for which interest costs were incurred.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement, unless a derivative instrument satisfies criteria for, and we elect, the normal purchases and normal sales exception and account for the instrument under the accrual method of accounting, whereby the designated instrument’s revenues or expenses, as applicable, are recognized only upon delivery, receipt or realization of the underlying transaction.

We did not have any derivative instruments designated as cash flow, fair value or net investment hedges during the years ended December 31, 2025, 2024 and 2023; therefore, the changes in the fair value of our derivative instruments are recorded in earnings.

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
We have elected to report derivative assets and liabilities under master netting arrangements with the same counterparty on a net basis. Additionally, the fair value amounts recognized as cash collateral pledged or received, such as initial margins and other collateral that are not contractually characterized as settlement of the respective derivative positions, are offset against the fair value of derivatives executed with the same counterparty under a master netting arrangement. Collateral balances not offset against a derivative position are presented on our Consolidated Balance Sheets within other current assets, net. Derivative assets and liabilities not subject to master netting arrangements are presented net when we have a legally enforceable right and the intent to offset amounts with the same counterparty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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
We have elected practical expedients to (1) omit leases with an initial term of 12 months or less from recognition on our Consolidated Balance Sheets and (2) to combine both the lease and non-lease components of an arrangement’s contractual consideration in calculating the right-of-use asset and lease liability for all classes of leased assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, consist principally of accounts receivable and contract assets related to our long-term SPAs, as SPL’s contracted LNG sales are primarily under SPAs with terms exceeding 10 years. As of December 31, 2025, SPL had SPAs with initial terms of 10 or more years with approximately 10 different third party customers, with customers under common control being considered a single customer, and had agreements with Cheniere Marketing. SPL is dependent on the respective customers’ creditworthiness and their ability to perform under their respective agreements. While substantially all of SPL’s long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

While we use derivative instruments that expose us to counterparty credit risk, our underlying arrangements typically include provisions that protect us and our counterparties against such risk. For example, our commodity derivatives executed over-the-counter or through an exchange often require collateral that is returned to us (or to the counterparty) on or near the settlement date or are settled on a daily margin basis with investment grade financial institutions, and are primarily facilitated by independent system operators and by clearing brokers. For non-exchange traded transactions, payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds the pre-established credit limit with the counterparty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. Even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our assets.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders. Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Term debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and commitment fees. Costs associated with entering into a line of credit or on undrawn funds are presented as an asset and classified as current or non-current, consistent with the respective credit facility. As of December 31, 2025 and 2024, all of such costs were classified as other non-current assets, net, on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt except in the case of our credit facilities, in which such items are amortized on a straight-line basis over the contractual term of the facility. Amortization is recorded in interest expense, net of capitalized interest using the effective interest method.

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

Our real property lease agreements at the Sabine Pass LNG Terminal require us to surrender the LNG terminal in good order and repair, with normal wear and tear and casualty excepted, at the expiration of the term of the leases, with renewal options extending such terms up to 90 years. We have determined that the cost to surrender the Sabine Pass LNG Terminal in good order and repair, with normal wear and tear and casualty excepted, is immaterial, thus we have not recorded an ARO associated with the Sabine Pass LNG Terminal.
Our Creole Trail Pipeline is subject to regulations by the FERC for proper abandonment of a pipeline, including the disconnection of the pipelines from all sources and supplies of gas and other decommissioning costs. We believe that it is not feasible to predict when the natural gas transportation services provided by the Creole Trail Pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Creole Trail Pipeline have no stipulated termination dates. We intend to operate the Creole Trail Pipeline as long as supply and demand for natural gas exists in the U.S. and intend to maintain it regularly. For these reasons, we have not recorded an ARO associated with the Creole Trail Pipeline.

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

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	December 31,
	2025	2024
Trade receivables	$473	$370
Other receivables	38	10
Total trade and other receivables, net of current expected credit losses	$511	$380

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project. See Note 3—Summary of Significant Accounting Policies for further discussion of our Restricted Cash and Cash Equivalents.

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2025	2024
Materials	$123	$114
LNG	31	14
Natural gas	24	22
Other	2	1
Total inventory	$180	$151

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	Useful life	December 31,
	(years)	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	6 - 50	$20,480	$20,292
Construction-in-process		214	227
Accumulated depreciation		(5,502)	(4,835)
Total LNG terminal, net of accumulated depreciation		15,192	15,684
Fixed assets
Fixed assets	3 - 10	26	30
Accumulated depreciation		(21)	(24)
Total fixed assets, net of accumulated depreciation		5	6
Assets under finance leases
Tug vessels	9	76	75
Accumulated depreciation		(14)	(5)
Total assets under finance leases, net of accumulated depreciation		62	70
Property, plant and equipment, net of accumulated depreciation		$15,259	$15,760

Depreciation expense was $683 million, $675 million and $667 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	December 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(23)	$(500)	$(523)	$—	$26	$(1,307)	$(1,281)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of December 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(500)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.481) - $0.195 / $(0.036)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	60% - 407% / 183%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$(1,307)	$(1,676)	$(3,719)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	117	165	1,302
Included in cost of sales, new deals (3)	503	19	16
Purchases and settlements:
Purchases (4)	—	—	—
Settlements (5)	192	185	724
Transfers out of level 3 (6)	(5)	—	1
Balance, end of period	$(500)	$(1,307)	$(1,676)
Favorable changes in fair value relating to instruments still held at the end of the period	$620	$184	$1,318

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of December 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,028 TBtu and 5,500 TBtu as of December 31, 2025 and 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both December 31, 2025 and 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Year Ended December 31,
	2025	2024	2023
Cost of sales	$741	$402	$2,082

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	December 31, 2025	December 31, 2024
Current derivative assets	$—	$84
Derivative assets	541	98
Total derivative assets	541	182

Current derivative liabilities	(164)	(250)
Derivative liabilities	(900)	(1,213)
Total derivative liabilities	(1,064)	(1,463)

Derivative liability, net	$(523)	$(1,281)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	December 31, 2025	December 31, 2024
Gross assets	$663	$228
Offsetting amounts	(122)	(46)
Net assets	$541	$182

Gross liabilities	$(1,084)	$(1,464)
Offsetting amounts	20	1
Net liabilities	$(1,064)	$(1,463)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	December 31,
		2025	2024
Liquefaction Supply Derivatives	Other current assets, net	$11	$13
Liquefaction Supply Derivatives	Other current liabilities	3	—

NOTE 8—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2025	2024
Advances to service providers	$109	$114
Tax-related assets	37	17
Other, net	77	60
Total other non-current assets, net	$223	$191

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Natural gas purchases	$714	$558
Interest costs and related debt fees	181	176
LNG terminal costs	86	92
Other accrued liabilities	9	12
Total accrued liabilities	$990	$838

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 10—DEBT

Debt consisted of the following (in millions):

	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026 (the “2026 SPL Senior Notes”) (1)	200	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.747% and 4.746% at December 31, 2025 and 2024, respectively (2)	1,730	1,782
Total SPL Senior Secured Notes	6,780	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	6,780	8,432

CQP:
Senior Notes:
4.500% due 2029 (the “2029 CQP Senior Notes”)	1,500	1,500
4.000% due 2031 (the “2031 CQP Senior Notes”)	1,500	1,500
3.25% due 2032 (the “2032 CQP Senior Notes”)	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	—
Total CQP Senior Notes	7,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	7,800	6,800
Total debt	14,580	15,232

Current debt, net of unamortized discount and debt issuance costs (2)	(306)	(351)
Unamortized discount and debt issuance costs	(113)	(120)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,161	$14,761

(1)Subsequently in February 2026, SPL redeemed the remaining $200 million aggregate principal amount of its 2026 SPL Senior Notes.
(2)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Senior Notes

SPL Senior Secured Notes

The SPL Senior Secured Notes are senior secured obligations of SPL, ranking equally in right of payment with SPL’s other existing and future senior debt that is secured by the same collateral and senior in right of payment to any of its future subordinated debt. Subject to permitted liens, the SPL Senior Secured Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may, at any time, redeem all or part of the SPL Senior Secured Notes at specified prices set forth in the respective indentures governing the SPL Senior Secured Notes, plus accrued and unpaid interest, if any, prior to the date of redemption. The series of SPL Senior Secured Notes due in 2037 are fully amortizing according to a fixed sculpted amortization schedule, as set forth in the respective indentures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of our current and certain future subsidiaries other than SPL and, subject to certain conditions governing its guarantee, certain of our other subsidiaries (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are our senior obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of its future subordinated debt. In the event that the aggregate amount of our secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the 2029 CQP Senior Notes, 2031 CQP Senior Notes and 2032 CQP Senior Notes will be secured by a first-priority lien (subject to permitted encumbrances) on substantially all of our and CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors. The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of any other senior secured obligations. We may, at any time, redeem all or part of the CQP Senior Notes at specified prices set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, prior to the date of redemption.

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2025 (in millions):

Years Ending December 31,	Principal Payments
2026	$307
2027	1,612
2028	1,468
2029	1,624
2030	2,130
Thereafter	7,439
Total	$14,580

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2025 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (2)
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	176	—
Available commitment	$824	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (3)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (3)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(3)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.

Restrictive Debt Covenants

The agreements governing our and SPL’s indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our and SPL’s ability to make certain investments or pay distributions. For example, SPL is restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. Additionally, as described in Note 3—Summary of Significant Accounting Policies, our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements. At December 31, 2025, our restricted net assets of consolidated subsidiaries, as imposed under certain debt agreements, were approximately $19 million.

As of December 31, 2025, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Total interest cost	$762	$808	$831
Capitalized interest	(9)	(8)	(8)
Total interest expense, net of capitalized interest	$753	$800	$823

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	December 31, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$14,580	$14,637	$15,232	$14,803

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both December 31, 2025 and 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
	Consolidated Balance Sheets Location	2025	2024
Right-of-use assets—Operating	Operating lease assets	$76	$79
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	62	70
Total right-of-use assets		$138	$149

Current operating lease liabilities	Other current liabilities	5	4
Current finance lease liabilities	Other current liabilities	7	6
Non-current operating lease liabilities	Other non-current liabilities	73	76
Non-current finance lease liabilities	Other non-current liabilities	61	67
Total lease liabilities		$146	$153

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Consolidated Statements of Operations Location	2025	2024	2023
Operating lease cost (1)	Operating costs and expenses (2)	$11	$12	$13
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	9	7	4
Interest on lease liabilities	Interest expense, net of capitalized interest	4	3	1
Total lease cost		$24	$22	$18

(1)Includes $2 million, $1 million and $1 million of variable lease costs incurred during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Presented in the appropriate line item within operating costs and expenses, consistent with the nature of our use of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of December 31, 2025 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$8	$11
2027	8	10
2028	9	12
2029	9	12
2030	9	12
Thereafter	100	27
Total lease payments	143	84
Less: Interest	(65)	(16)
Present value of lease liabilities	$78	$68

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	25.6	7.2	26.4	8.2
Weighted-average discount rate	5.1%	5.7%	5.1%	5.7%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table includes other quantitative information for our operating and finance leases (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$9	$12
Operating cash flows from finance leases	4	3	1
Financing cash flows from finance leases	6	5	4
Right-of-use assets obtained in exchange for operating lease liabilities (1)	2	4	1
Right-of-use assets obtained in exchange for finance lease liabilities (2)	—	60	—

(1)Net of $33 million reclassified from operating leases to finance leases during the year ended December 31, 2024, as a result of modifications of the underlying tug vessel leases.
(2)Net of $15 million reclassified from finance leases to operating leases during the year ended December 31, 2024, as a result of modifications of the underlying tug vessel leases.

NOTE 12—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers
LNG revenues	$8,200	$6,550	$6,991
LNG revenues—affiliate	2,358	1,954	2,475
Regasification revenues	136	135	135
Other revenues	64	65	63
Total revenues from contracts with customers	$10,758	$8,704	$9,664

LNG Revenues

We have numerous SPAs with third party customers for the sale of LNG on an FOB basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 13—Related Party Transactions for additional information regarding these agreements.

Regasification Revenues

The Sabine Pass LNG Terminal has operational regasification capacity of approximately 4 Bcf/d. Approximately 1 Bcf/d of the regasification capacity at the Sabine Pass LNG Terminal has been reserved under a long-term TUA with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”) under which they are required to pay fixed monthly fees to SPLNG, regardless of their use of the LNG terminal. The aggregate annual payment of approximately $125 million (indexed for inflation) they are required to pay under the 20 year contract that commenced in 2009 represents fixed consideration. A portion of this fee is adjusted annually for inflation which is considered variable consideration. Approximately 2 Bcf/d of regasification capacity of the Sabine Pass LNG Terminal has been reserved by SPL, for which the associated revenues are eliminated in consolidation.

In 2012, SPL entered into a partial TUA assignment agreement with TotalEnergies, whereby upon substantial completion of Train 5 of the Liquefaction Project, SPL gained access to substantially all of TotalEnergies’ capacity and other services provided under TotalEnergies’ TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG Terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity and permit SPL to more flexibly manage its LNG storage capacity. Notwithstanding any arrangements

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
between TotalEnergies and SPL, payments required to be made by TotalEnergies to SPLNG will continue to be made by TotalEnergies to SPLNG in accordance with its TUA and we continue to recognize the payments received from TotalEnergies as revenue. Costs incurred to TotalEnergies are recognized in operating and maintenance expense. During the years ended December 31, 2025, 2024 and 2023, SPL recorded $134 million, $133 million and $132 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2025
Deferred revenue, beginning of period	$229
Cash received but not yet recognized in revenue	108
Revenue recognized from prior period deferral	(121)
Deferred revenue, end of period	$216

The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2025
Deferred revenue—affiliate, beginning of period	$9
Cash received but not yet recognized in revenue	4
Revenue recognized from prior period deferral	(3)
Deferred revenue—affiliate, end of period	$10

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. The change in deferred revenue as of December 31, 2025 and 2024 is primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.0	7	$44.4	7
LNG revenues—affiliate	0.5	1	0.7	1
Regasification revenues	0.4	2	0.5	3
Total revenues	$41.9		$45.6

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Year Ended December 31,
	2025	2024
LNG revenues	60%	51%
LNG revenues—affiliate	72%	64%
Regasification revenues	8%	8%

NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2025	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements (1)	$2,358	$1,954	$2,472
Contracts for Sale and Purchase of Natural Gas (2)	—	—	3
Total LNG revenues—affiliate	2,358	1,954	2,475

Cost of sales—affiliate
SPAs and Letter Agreements (1)	—	4	—
Contracts for Sale and Purchase of Natural Gas and LNG (1) (2)	—	—	22
Total cost of sales—affiliate	—	4	22

Operating and maintenance expense—affiliate
Services Agreements (3)	177	172	166

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (4)	28	58	62

General and administrative expense—affiliate
Services Agreements (3)	93	90	89

Other operating costs and expenses—affiliate
Services Agreements (3)	1	2	1

Other income—affiliate
Services Agreements (5)	24	—	—

(1)SPL primarily sells LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices. SPL also has a master SPA agreement with Cheniere Marketing that allows SPL to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. In addition, SPL has an arrangement with Cheniere Marketing to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
(2)SPL has an agreement with CCL that allows them to sell and purchase natural gas from each other at prices and quantities as agreed between the parties per transaction. Natural gas purchased under these agreements is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
activities which are capitalized as LNG terminal construction-in-process. Additionally, SPLNG is able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing.
(3)We do not have employees and thus our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Our payment structures under the services agreements primarily consist of cost reimbursement plus a compensating fee based on a fixed amount (indexed for inflation) per Train in service. Prior to the substantial completion of a Train, a compensating fee is charged based on a percentage of the capital expenditures of the Train under construction. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(4)These arrangements were with a party who was partially owned by the investment management company that indirectly owns a portion of our limited partner interests, and, due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date. Prior to the sale, SPL was party to various natural gas transportation and storage agreements and CTPL was party to an operational balancing agreement with this party in the ordinary course of business for the operation of the Liquefaction Project.
(5)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments so that the affiliate may pay operating expenses on their behalf pursuant to their operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. The affiliate currently allocates such income to our subsidiaries in the same period the affiliate earns such interest and dividend income.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 12—Revenues.

Other Agreements

Terminal Marine Services Agreement

In connection with its tug boat leases, Tug Services entered into an agreement with Cheniere Terminals to provide its LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG Terminal. The agreement also provides that Tug Services shall contingently pay Cheniere Terminals a portion of its future revenues. Under this agreement, Tug Services distributed $13 million during each of the years ended December 31, 2025, 2024 and 2023, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

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
Cooperative Endeavor Agreements

SPLNG executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain advanced payments of annual ad valorem taxes from SPLNG from 2007 through 2016. This initiative represented an aggregate commitment of $25 million over 10 years in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for SPLNG’s advance payments of annual ad valorem taxes, Cameron Parish granted SPLNG a dollar-for-dollar credit against future ad valorem taxes to be levied against the Sabine Pass LNG Terminal as

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
early as 2019. In 2018, SPLNG entered into a Memorandum of Understanding, which forgave approximately $7.5 million of the dollar-for-dollar credits, and in 2022, an agreement was reached to defer the commencement of the dollar-for-dollar credits until 2027. As of both December 31, 2025 and 2024, we had $17 million of amounts associated with dollar-for-dollar credits due on advance tax payments to the taxing authorities recorded to other non-current assets on our Consolidated Balance Sheets. Beginning in September 2007, SPLNG entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay SPLNG additional TUA revenues equal to any and all amounts payable by SPLNG to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, SPLNG will make payments to Cheniere Marketing equal to the dollar-for-dollar credit applied to the ad valorem tax levied against the Sabine Pass LNG Terminal. We had $17 million of other non-current liabilities—affiliate as of both December 31, 2025 and 2024 from these payments received from Cheniere Marketing.
NOTE 14—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On January 28, 2026, we declared a cash distribution of $0.830 per common unit to unitholders of record as of February 9, 2026, and the related general partner distribution, which was paid on February 13, 2026 with respect to the three months ended December 31, 2025. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.055 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Year Ended December 31, 2025
Net income	$2,987
Less: declared distributions (1)	2,062	1,597	41	424
Assumed allocation of undistributed net income (2)	$925	907	18	—
Assumed allocation of net income		$2,504	$59	$424

Weighted average units outstanding		484
Basic and diluted net income per unit		$5.17

Year Ended December 31, 2024
Net income	$2,510
Less: declared distributions (1)	2,014	1,574	40	400
Assumed allocation of undistributed net income (2)	$496	486	10	—
Assumed allocation of net income		$2,060	$50	$400

Weighted average units outstanding		484
Basic and diluted net income per unit (3)		$4.25

Year Ended December 31, 2023
Net income	$4,254
Less: declared distributions (1)	2,861	1,997	57	807
Assumed allocation of undistributed net income (2)	$1,393	1,366	28	—
Assumed allocation of net income		$3,363	$85	$807

Weighted average units outstanding		484
Basic and diluted net income per unit		$6.95

(1)Represents distributions declared with respect to earnings of the respective period presented.
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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future contractual commitments which do not meet the definition of a liability as of December 31, 2025 and thus are not recognized as liabilities in our Consolidated Financial Statements. Executed contracts containing material future commitments include agreements for natural gas transportation and storage services, goods and services necessary to operate our Liquefaction Project and letters of credit.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2025, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

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

The measure of profit and loss regularly provided to the CODM that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $732 million, $388 million and $2.1 billion in gains for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $14 million, $31 million and $44 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets is reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers			Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,	December 31,
	2025	2024	2023	2025	2024
Customer A	22%	22%	23%	28%	20%
Customer B	15%	15%	16%	19%	*
Customer C	15%	15%	16%	12%	20%
Customer D	14%	14%	15%	21%	18%
Customer E	10%	11%	11%	*	*

* Less than 10%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows total revenues from contracts with external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues to the country in which the party to the applicable agreement has its principal place of business, with foreign countries that individually accounted for 10% or more of total revenues from contracts with external customers shown separately from the remaining countries. Revenues attributed to foreign countries exclude certain sales and other operating revenues for which attribution to a specific country is not practicable.

	Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
U.S	$3,147	$2,552	$2,866
South Korea	1,289	1,024	1,169
India	1,259	1,015	1,119
Ireland	1,173	947	1,058
United Kingdom	949	980	718
Other countries	583	232	259
Total	$8,400	$6,750	$7,189

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$710	$841	$748
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	17	38	32

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
See Note 11—Leases for supplemental cash flow information related to our leases.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2025, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending December 31, 2025, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 20, 2026, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner. The appointments of Messrs. Dell’Amore, Hutton and Peak to the board of directors of our general partner were made pursuant to the rights of CQP Holdco LP (f/k/a Blackstone CQP Holdco LP) (“CQP Holdco”) under the Third Amended and Restated Limited Liability Company Agreement of our general partner (the “GP LLC Agreement”) to appoint certain directors to the board of directors of our general partner.

Name	Age	Election Date	Position with Our General Partner
Jack A. Fusco	63	May 2016	Chairman of the Board and President and Chief Executive Officer
James R. Ball	75	September 2012	Director
Zach Davis	41	August 2020	Director and Executive Vice President and Chief Financial Officer
Christopher Dell’Amore	36	January 2023	Director
Anatol Feygin	57	October 2024	Director and Executive Vice President and Chief Commercial Officer
Matthew Hutton	38	April 2024	Director
Taylor Johnson	46	June 2023	Director and Senior Vice President and Deputy General Counsel
Lon McCain	78	March 2007	Director
Vincent Pagano, Jr.	75	December 2012	Director
Scott Peak	45	April 2025	Director
Oliver G. Richard, III	73	September 2012	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer of our general partner
Mr. Fusco has served as President and Chief Executive Officer of Cheniere since May 2016 and as a director since June 2016. In addition, Mr. Fusco serves as Chairman, President and Chief Executive Officer of our general partner. Mr. Fusco is also a Manager, President and Chief Executive Officer of the general partner of Sabine Pass LNG, L.P. and Chief Executive Officer of Sabine Pass Liquefaction, LLC. Mr. Fusco received recognition as Best CEO in the electric industry by Institutional Investor in 2012 as ranked by all industry analysts and for Best Investor Relations by a CEO or Chairman among all mid-cap companies by IR Magazine in 2013. Institutional Investor also recognized Mr. Fusco as the All-American Executive Team Best CEO in the natural gas industry for 2020 and 2022 through 2025. Mr. Fusco was also named 2025 Chief Executive of the Year by Platts Global Energy Awards.

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

Zach Davis
Executive Vice President and Chief Financial Officer of our general partner, Director of our general partner and a member of the Executive Committee
Mr. Davis has served as Chief Financial Officer of Cheniere and our general partner since August 2020. Institutional Investor/Extel has recognized Mr. Davis as the All-America Executive Team Overall #1 ranked CFO in Energy - Natural Gas & Master Limited Partnership Sector for 2022 through 2025 by the buy-side and sell-side investor community.

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

Matthew Hutton
Director of our general partner and member of the Executive Committee
Mr. Hutton is a Managing Partner and Head of Energy Infrastructure investments for Brookfield’s Infrastructure Group. In this role, he is responsible for oversight and leading investment sector activities in the Americas and is involved in the screening and evaluation of global investment initiatives. Prior to joining Brookfield in September 2016, Mr. Hutton was a manager of corporate development with Koch Industries, where he focused on the energy, petrochemical and fertilizer sectors. Previously, Mr. Hutton worked in the investment banking group at Macquarie Group Ltd., where he focused on investment opportunities in the infrastructure sector. Mr. Hutton holds a Bachelor of Science degree, with a concentration in Finance, from Ithaca College. Mr. Hutton was appointed as a director of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement, and brings energy and infrastructure investment experience to the board. Mr. Hutton has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act during the past five years.

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

Scott Peak
Director of our general partner, member of the Executive Committee and a member of the CMI SPA Committee
Mr. Peak is a Managing Partner, Co-President, and Head of North America for Brookfield’s Infrastructure Group. In this role, he is responsible for regional oversight and investment strategy leadership and is involved in the screening and evaluation of global investment initiatives. Prior to joining Brookfield in January 2016, Mr. Peak spent a decade at Macquarie Group Ltd., where he focused on the infrastructure sector. Previously, Mr. Peak worked in the mergers and acquisitions group at Dresdner Kleinwort Wasserstein. Mr. Peak previously served as a director of Cheniere from April 2022 to April 2023 and April 2024 to April 2025 and Cheniere Partners GP from September 2020 to April 2022 and April 2023 to April 2024. Mr. Peak holds a Master of Finance with distinction from INSEAD and a B.A. in Economics from Bates College. Mr. Peak was appointed as a director of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement, and brings energy and infrastructure investment experience to the board.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2025 in a timely manner.

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
Vincent Pagano, Jr.
Scott Peak
Oliver G. Richard, III

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2025.

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

In addition to the annual fees paid to the non-management directors, Messrs. Ball, McCain, Pagano and Richard each receive 3,000 phantom units annually. Vesting will occur for one-fourth of the phantom units on each anniversary of the grant date beginning on the first anniversary of the grant date. Upon vesting, the phantom units will be payable, at the director’s election, in common units, cash in an amount equal to fair market value of a common unit on such date, or an equal amount of both. The directors receive no distributions, and no distributions accrue, on the outstanding phantom units. Mr. Dell’Amore serves as a Managing Director in the Infrastructure Group for Blackstone Inc., Mr. Hutton serves as a Managing Director and Head of Energy Infrastructure investments for Brookfield’s Infrastructure Group and Mr. Peak serves as a Managing Partner, Co-President, and Head of North America for Brookfield’s Infrastructure Group. They do not receive additional compensation for service as directors.

The following table shows the compensation paid for service as a member of the board of directors of our general partner for the 2025 fiscal year:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack A. Fusco (2)	$—	$—	$—	$—	$—	$—	$—
James R. Ball (3)	112,500	161,940	—	—	—	—	274,440
Zach Davis (2)	—	—	—	—	—	—	—
Christopher Dell’Amore (4)	—	—	—	—	—	—	—
Anatol Feygin (2)	—	—	—	—	—	—	—
Matthew Hutton (4)	—	—	—	—	—	—	—
Taylor Johnson (2)	—	—	—	—	—	—	—
Lon McCain (5)	102,500	172,230	—	—	—	—	274,730
Vincent Pagano, Jr. (6)	97,500	167,460	—	—	—	—	264,960
Scott Peak (4)(7)	—	—	—	—	—	—	—
Oliver G. Richard, III (8)	85,000	161,940	—	—	—	—	246,940
Matthew Runkle (4)(7)	—	—	—	—	—	—	—

(1)Reflects aggregate grant date fair value. The phantom units are to be settled, at the director’s election, in common units, cash, or an equal amount of both. The units are valued using the closing unit price on the date of grant and are revalued on a quarterly basis through the date of vesting.
(2)During fiscal year 2025, Messrs. Fusco, Davis and Feygin served as executive officers of our general partner and as executive officers of Cheniere, and Mr. Johnson served as an officer of our general partner and as an officer of Cheniere. Cheniere compensates these officers for the performance of their duties as employees of Cheniere, which includes managing our partnership. They do not receive additional compensation for service as directors.
(3)Mr. Ball was granted 3,000 phantom units in 2025 with a grant date fair value of $161,940. In addition, Mr. Ball received $121,455 in cash and 750 common units on account of 3,000 phantom units granted in earlier years that vested in 2025. As of December 31, 2025, he held 7,500 phantom units and 8,250 common units for a total of 15,750 units.
(4)Messrs. Dell’Amore, Hutton, Peak and Runkle are employees of Blackstone or Brookfield, as applicable. They do not receive additional compensation for service as directors.
(5)Mr. McCain was granted 3,000 phantom units in 2025 with a grant date fair value of $172,230. In addition, Mr. McCain received $0 in cash and 3,000 common units on account of 3,000 phantom units granted in earlier years that vested in 2025. As of December 31, 2025, he held 7,500 phantom units and 19,500 common units for a total of 27,000 units.
(6)Mr. Pagano was granted 3,000 phantom units in 2025 with a grant date fair value of $167,460. In addition, Mr. Pagano received $83,730 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2025. As of December 31, 2025, he held 7,500 phantom units and 14,625 common units for a total of 22,125 units.
(7)Effective April 1, 2025, Mr. Peak was appointed to the board of directors of our general partner and Mr. Runkle resigned as a member of the board of directors of our general partner.
(8)Mr. Richard was granted 3,000 phantom units in 2025 with a grant date fair value of $161,940. In addition, Mr. Richard received $80,970 in cash and 1,500 common units on account of 3,000 phantom units granted in earlier years that vested in 2025. As of December 31, 2025, he held 7,500 phantom units and 18,750 common units for a total of 26,250 units.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. As of February 20, 2026, the following units were outstanding: 484.1 million common units and 9.9 million general partner units.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by us to own more than five percent of our common units and/or general partner units as of February 20, 2026:

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Percentage of Total Securities Beneficially Owned
Cheniere Energy, Inc. (1)	239,872,502	50%	51%
Blackstone Inc. (2)	203,984,605	42%	41%
Brookfield Asset Management Inc. (3)	204,321,313	42%	41%

(1)Cheniere Energy, Inc. also owns 9,878,316 of our general partner units.
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

Directors and Executive Officers

The following table sets forth information with respect to our common units beneficially owned as of February 20, 2026, by each director and executive officer of our general partner and by all current directors and executive officers of our general partner as a group. On February 20, 2026, the current directors and executive officers of CQP beneficially owned an aggregate of 61,125 common units (less than 1% of the outstanding common units at the time).

The table also presents information with respect to Cheniere Energy, Inc.’s common stock beneficially owned as of February 20, 2026, by each current director and executive officer of our general partner and by all directors and executive officers of our general partner as a group. As of February 20, 2026, Cheniere Energy, Inc. had approximately 210.2 million shares of common stock outstanding.

	Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jack A. Fusco (1)	—	—%	724,062	*%
Zach Davis	—	—	116,146	*
Anatol Feygin	—	—	187,540	*
James R. Ball	8,250	*	—	—
Christopher Dell’Amore (2)	—	—	—	—
Matthew Hutton (2)	—	—	—	—
Taylor Johnson	—	—	49,573	*
Lon McCain	19,500	*	—	—
Vincent Pagano, Jr.	14,625	*	—	—
Oliver G. Richard, III	18,750	*	—	—
Scott Peak (2)	—	—	—	—
All current directors and executive officers as a group (11 persons)	61,125	*%	1,077,321	*%

*    Less than 1%
(1)Includes 724,062 shares held indirectly through grantor retained annuity trusts.
(2)Messrs. Dell’Amore, Hutton and Peak were appointed as directors of our general partner pursuant to the rights of CQP Holdco under the GP LLC Agreement to appoint certain directors to the board of directors of our general partner.

Equity Compensation Plan Information

In 2007, the board of directors of our general partner adopted the Cheniere Energy Partners, L.P. Long-Term Incentive Plan. The following table provides certain information as of December 31, 2025 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	16,875	N/A	1,161,500
Total	16,875	N/A	1,161,500

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2025 and 2024 (in millions):

	Fiscal 2025	Fiscal 2024
Audit Fees	$3	$3

Audit Fees—Audit fees for 2025 and 2024 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2025 and 2024.

Tax Fees—There were no tax fees in 2025 and 2024.

Other Fees—There were no other fees in 2025 and 2024.
Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2025 and 2024 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Exhibits

(1)    Financial Statements—Cheniere Energy Partners, L.P.:

(2)    Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included in the consolidated financial statements and accompanying notes included in this Form 10-K.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
2.1	Contribution and Conveyance Agreement, by and among the Partnership, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LP, effective as of March 26, 2007	CQP	8-K	10.4	3/26/2007
2.2	Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among the Partnership, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere	CQP	8-K	10.2	8/9/2012

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Limited Partnership of the Partnership	CQP (SEC File No. 333-139572)	S-1	3.1	12/21/2006
3.2	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of February 14, 2017	CQP	8-K	3.1	2/21/2017
3.3	Certificate of Formation of Cheniere Partners GP	CQP (SEC File No. 333-139572)	S-1	3.3	12/21/2006
3.4	Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012	CQP	8-K	3.2	8/9/2012
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 3.2 above)	CQP	8-K	3.1	2/21/2017
4.2	Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	CQP	8-K	4.1	2/4/2013
4.3	First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.1	4/16/2013
4.4	Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.2	4/16/2013
4.5	Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	11/25/2013
4.6	Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	5/22/2014
4.7	Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.2	5/22/2014
4.8	Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	3/3/2015
4.9	Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/14/2016
4.10	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.9 above)	CQP	8-K	4.1	6/14/2016
4.11	Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/23/2016
4.12	Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/23/2016
4.13	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.12 above)	CQP	8-K	4.2	9/23/2016
4.14	Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/6/2017
4.15	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.14 above)	CQP	8-K	4.1	3/6/2017
4.16	Eleventh Supplemental Indenture, dated as of May 8, 2020, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020
4.17	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.16 above)	SPL	8-K	4.1	5/8/2020
4.18	Twelfth Supplemental Indenture, dated as of November 29, 2022, between SPL and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	11/29/2022
4.19	Form of 5.900% Senior Secured Amortizing Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.18 above)	SPL	8-K	4.1	11/29/2022

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
4.20	Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	2/27/2017
4.21	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.20 above)	CQP	8-K	4.1	2/27/2017
4.22	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.24	2/24/2022
4.23	Form of 2.95% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)	CQP	10-K	4.24	2/24/2022
4.24	Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.26	2/24/2022
4.25	Form of 3.17% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.24 above)	CQP	10-K	4.26	2/24/2022
4.26	First Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.28	2/24/2022
4.27	Form of 3.19% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.26 above)	CQP	10-K	4.28	2/24/2022
4.28	Second Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.30	2/24/2022
4.29	Form of 3.08% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.28 above)	CQP	10-K	4.30	2/24/2022
4.30	Third Supplemental Indenture, dated as of December 15, 2021, between SPL and The Bank of New York Mellon, as Trustee	CQP	10-K	4.32	2/24/2022
4.31	Form of 3.10% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.30 above)	CQP	10-K	4.32	2/24/2022
4.32	Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/18/2017
4.33	First Supplemental Indenture, dated as of September 18, 2017, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/18/2017
4.34	Second Supplemental Indenture, dated as of September 11, 2018, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2018
4.35	Third Supplemental Indenture, dated as of September 12, 2019, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/12/2019
4.36	Form of 4.500% Senior Notes due 2029 (Included as Exhibit A-1 to Exhibit 4.35 above)	CQP	8-K	4.1	9/12/2019
4.37	Fourth Supplemental Indenture, dated as of November 5, 2020, between the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	10-Q	4.1	11/6/2020
4.38	Fifth Supplemental Indenture, dated as of March 11, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/11/2021
4.39	Form of 4.000% Senior Notes due 2031 (Included as Exhibit A-1 to Exhibit 4.38 above)	CQP	8-K	4.1	3/11/2021
4.40	Sixth Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/27/2021
4.41	Form of 3.25% Senior Notes due 2032 (Included as Exhibit A-1 to Exhibit 4.40 above)	CQP	8-K	4.1	9/27/2021
4.42	Seventh Supplemental Indenture, dated as of September 27, 2021, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	10/1/2021

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
4.43	Eighth Supplemental Indenture, dated as of June 21, 2023, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/21/2023
4.44	Form of 5.950% Senior Notes due 2033 (Included as Exhibit A to Exhibit 4.43 above)	CQP	8-K	4.1	6/21/2023
4.45	Ninth Supplemental Indenture, dated as of May 22, 2024, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	5/22/2024
4.46	Form of 5.750% Senior Secured Notes due 2034 (Included as Exhibit A to Exhibit 4.45 above)	CQP	8-K	4.1	5/22/2024
4.47	Tenth Supplemental Indenture, dated as of July 10, 2025, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture.	CQP	8-K	4.1	7/10/2025
4.48	Form of 5.550% Senior Notes due 2035 (Included as Exhibit A to Exhibit 4.47 above)	CQP	8-K	4.1	7/10/2025
4.49	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	CQP	10-K	4.47	2/22/2024
10.1	Senior Revolving Credit and Guaranty Agreement, among SPL, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	SPL (SEC File No. 333-273238)	S-4	10.46	7/13/2023
10.2	Fourth Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL (SEC File No. 333-273238)	S-4	10.44	7/13/2023
10.3	Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	SPL	8-K	10.3	3/23/2020
10.4	Credit and Guaranty Agreement, dated as of June 23, 2023, among the Partnership, as borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Société Générale, Natixis, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, and Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants	CQP	10-Q	10.2	8/3/2023
10.5†	Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan	CQP	8-K	10.3	3/26/2007
10.6†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award)	CQP	10-Q	10.9	11/2/2012
10.7†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan	CQP	10-Q	10.8	11/2/2012
10.8†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement)	CQP	10-K	10.41	2/20/2015
10.9†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement)	CQP	10-K	10.42	2/20/2015
10.10†	Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP	CQP	10-Q	10.2	11/3/2022
10.11	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	8-K	10.1	11/21/2011

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.12	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	10-Q	10.1	5/3/2013
10.13	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.14	Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between SPL and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended	CQP	10-Q	10.8	8/3/2023
10.15	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	8-K	10.1	12/12/2011
10.16	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer)	CQP	10-K	10.18	2/22/2013
10.17	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between SPL and GAIL (India) Limited, as amended	CQP	10-Q	10.6	8/3/2023
10.18	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer)	CQP	8-K	10.1	1/26/2012
10.19	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between SPL and BG Gulf Coast LNG, LLC, as amended	CQP	10-Q	10.5	8/3/2023
10.20	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	8-K	10.1	1/30/2012
10.21	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and Korea Gas Corporation (Buyer)	CQP	10-K	10.19	2/22/2013
10.22	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between SPL and Korea Gas Corporation, as amended	CQP	10-Q	10.7	8/3/2023
10.23	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014
10.24	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.25	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between SPL and Cheniere Marketing International LLP	CQP	10-Q	10.1	5/9/2019
10.26	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	CQP	10-Q	10.2	8/5/2021

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.27	Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and Cheniere Marketing International LLP, dated August 5, 2014, as amended	CQP	10-Q	10.9	8/3/2023
10.28	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between SPL and Cheniere Marketing International LLP	CQP	10-Q	10.3	11/3/2022
10.29	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL	CQP	8-K	10.6	5/15/2012
10.30	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL	SPL	10-Q/A	10.8	11/9/2015
10.31	Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG	CQP	10-Q	10.6	11/2/2012
10.32	Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL	CQP	10-Q	10.2	8/2/2013
10.33	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL	CQP	8-K	10.5	5/15/2012
10.34	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013
10.35	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and SPL	SPL	10-Q/A	10.7	11/9/2015
10.36	Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG	CQP	10-Q	10.5	11/2/2012
10.37	Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.75	12/2/2013
10.38	Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, the Partnership and Cheniere	CQP	10-Q	10.4	11/2/2012
10.39	Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP	CQP	10-Q	10.1	8/2/2013
10.40	Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.74	12/2/2013
10.41	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG	Cheniere	10-Q	10.7	11/6/2007
10.42	Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP	CQP	10-Q	10.3	11/2/2012
10.43	Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Investments	Cheniere Holdings	S-1/A	10.73	12/2/2013

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.44	Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, the Partnership, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time	CQP	8-K	10.1	8/6/2012
14.1*	Code of Business Conduct and Ethics
19*	Policy on Insider Trading and Compliance
21.1*	Subsidiaries of the Partnership
22.1	List of Issuers and Guarantor Subsidiaries	CQP	10-Q	22.1	8/7/2025
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Cheniere Energy Partners, L.P. Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), CQP (SEC File No. 001-33366), Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
By:	Cheniere Energy Partners GP, LLC, its general partner

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 25, 2026
Jack A. Fusco

/s/ Zach Davis	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)	February 25, 2026
Zach Davis

/s/ David Slack	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
David Slack

/s/ Anatol Feygin	Executive Vice President and Chief Commercial Officer, Director	February 25, 2026
Anatol Feygin

/s/ Taylor Johnson	Senior Vice President and Deputy General Counsel, Director	February 25, 2026
Taylor Johnson

/s/ James R. Ball	Director	February 25, 2026
James R. Ball

/s/ Christopher Dell’Amore	Director	February 25, 2026
Christopher Dell’Amore

/s/ Matthew Hutton	Director	February 25, 2026
Matthew Hutton

/s/ Lon McCain	Director	February 25, 2026
Lon McCain

/s/ Vincent Pagano Jr.	Director	February 25, 2026
Vincent Pagano Jr.

/s/ Scott Peak	Director	February 25, 2026
Scott Peak

/s/ Oliver G. Richard, III	Director	February 25, 2026
Oliver G. Richard, III