Form 10-Q
period 2026-03-31
Cheniere Energy Partners, L.P.
filed 2026-05-07
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 484,054,123 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
LNG revenues	$2,703	$2,267
LNG revenues—affiliate	846	671
Regasification revenues	34	34
Other revenues	17	17
Total revenues	3,600	2,989

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	2,716	1,703
Cost of sales—affiliate	46	—
Operating and maintenance expense	226	203
Operating and maintenance expense—affiliate	48	44
Operating and maintenance expense—related party	—	15
General and administrative expense	3	4
General and administrative expense—affiliate	24	23
Depreciation and amortization expense	174	171
Other operating costs and expenses	2	—
Total operating costs and expenses	3,239	2,163

Income from operations	361	826

Other income (expense)
Interest expense, net of capitalized interest	(181)	(190)
Interest and dividend income	5	5
Other income—affiliate	1	—
Total other expense	(175)	(185)

Net income	$186	$641

Basic and diluted net income per common unit (1)	$0.19	$1.08

Weighted average basic and diluted number of common units outstanding	484	484

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$279	$182
Restricted cash and cash equivalents	22	19
Trade and other receivables, net of current expected credit losses	281	511
Trade and other receivables—affiliate	311	238
Advances to affiliates	142	145
Inventory	151	180
Current derivative assets	3	—
Prepaid expenses	34	42
Other current assets, net	27	21
Total current assets	1,250	1,338

Property, plant and equipment, net of accumulated depreciation	15,106	15,259
Operating lease assets	75	76
Derivative assets	464	541
Other non-current assets, net	211	223
Total assets	$17,106	$17,437

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$52	$53
Accrued liabilities	732	990
Current debt, net of unamortized discount and debt issuance costs	1,606	306
Due to affiliates	36	57
Deferred revenue	93	119
Current derivative liabilities	447	164
Other current liabilities	12	15
Other current liabilities—affiliate	5	4
Total current liabilities	2,983	1,708

Long-term debt, net of unamortized discount and debt issuance costs	12,612	14,161
Derivative liabilities	1,187	900
Other non-current liabilities	227	231
Other non-current liabilities—affiliate	19	23
Total liabilities	17,028	17,023

Partners’ equity
Common unitholders’ interest (484 million units issued and outstanding at both March 31, 2026 and December 31, 2025)	2,936	3,156
General partner’s interest (2% interest with 10 million units issued and outstanding at both March 31, 2026 and December 31, 2025)	(2,858)	(2,742)
Total partners’ equity	78	414
Total liabilities and partners’ equity	$17,106	$17,437

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2026
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2025	484	$3,156	10	$(2,742)	$414
Net income	—	182	—	4	186
Distributions
Common units, $0.830/unit	—	(402)	—	—	(402)
General partner units	—	—	—	(120)	(120)
Balance at March 31, 2026	484	$2,936	10	$(2,858)	$78

Three Months Ended March 31, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484	$1,821	10	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484	$2,052	10	$(2,432)	$(380)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$186	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	174	171
Amortization of discount and debt issuance costs	6	6
Total losses on derivative instruments, net	665	18
Net cash used for settlement of derivative instruments	(21)	(22)
Other, net	5	4
Changes in operating assets and liabilities:
Trade and other receivables	229	(55)
Trade and other receivables—affiliate	(73)	(71)
Trade receivables—related party	—	1
Advances to affiliates	2	29
Inventory	29	(13)
Accounts payable and accrued liabilities	(246)	35
Accounts payable and accrued liabilities—related party	—	2
Due to affiliates	(20)	(30)
Total deferred revenue	(28)	(42)
Other, net	6	(5)
Other, net—affiliate	(4)	(4)
Net cash provided by operating activities	910	665

Cash flows from investing activities
Property, plant and equipment	(31)	(60)
Other, net	(2)	(1)
Net cash used in investing activities	(33)	(61)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	—	125
Redemptions and repayments of debt	(253)	(425)
Distributions	(522)	(512)
Other	(2)	(1)
Net cash used in financing activities	(777)	(813)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	100	(209)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	201	379
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$301	$170

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of March 31, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before the Board of Directors of our general partner makes a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CQP have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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
As of March 31, 2026, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Trade receivables	$252	$473
Other receivables	29	38
Total trade and other receivables, net of current expected credit losses	$281	$511

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Materials	$130	$123
LNG	13	31
Natural gas	7	24
Other	1	2
Total inventory	$151	$180

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
LNG terminal
Terminal and interconnecting pipeline facilities	$20,490	$20,480
Construction-in-process	222	214
Accumulated depreciation	(5,673)	(5,502)
Total LNG terminal, net of accumulated depreciation	15,039	15,192
Fixed assets
Fixed assets	28	26
Accumulated depreciation	(21)	(21)
Total fixed assets, net of accumulated depreciation	7	5
Assets under finance leases
Tug vessels	76	76
Accumulated depreciation	(16)	(14)
Total assets under finance leases, net of accumulated depreciation	60	62
Property, plant and equipment, net of accumulated depreciation	$15,106	$15,259

Depreciation expense was $173 million and $170 million during the three months ended March 31, 2026 and 2025, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including our long-term IPM agreements, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability	$—	$(6)	$(1,161)	$(1,167)	$—	$(23)	$(500)	$(523)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,161)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.762) - $0.195 / $(0.032)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	60% - 537% / 190%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$(500)	$(1,307)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(697)	(28)
Included in cost of sales, new deals (3)	(7)	14
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	43	46
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,161)	$(1,275)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(704)	$(14)

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,134 TBtu and 5,028 TBtu as of March 31, 2026 and December 31, 2025, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2026 and December 31, 2025.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2026	2025
LNG revenues	$1	$—
Cost of sales	(666)	(18)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
Current derivative assets	$3	$—
Derivative assets	464	541
Total derivative assets	467	541

Current derivative liabilities	(447)	(164)
Derivative liabilities	(1,187)	(900)
Total derivative liabilities	(1,634)	(1,064)

Derivative liability, net	$(1,167)	$(523)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2026	December 31, 2025
Gross assets	$576	$663
Offsetting amounts	(109)	(122)
Net assets	$467	$541

Gross liabilities	$(1,662)	$(1,084)
Offsetting amounts	28	20
Net liabilities	$(1,634)	$(1,064)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	March 31,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$17	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Natural gas purchases	$498	$714
Interest costs and related debt fees	159	181
LNG terminal costs	62	86
Other accrued liabilities	13	9
Total accrued liabilities	$732	$990

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at March 31, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total SPL Senior Secured Notes	6,527	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	6,527	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
Total CQP Senior Notes	7,800	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	7,800	7,800
Total debt	14,327	14,580

Current debt, net of unamortized discount and debt issuance costs (1)	(1,606)	(306)
Unamortized discount and debt issuance costs	(109)	(113)
Total long-term debt, net of unamortized discount and debt issuance costs	$12,612	$14,161

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	169	—
Available commitment	$831	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

(1)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.

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

As of March 31, 2026, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Total interest cost	$183	$192
Capitalized interest	(2)	(2)
Total interest expense, net of capitalized interest	$181	$190

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$14,327	$14,228	$14,580	$14,637

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of March 31, 2026 and December 31, 2025, $1.2 billion and $1.3 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers
LNG revenues	$2,702	$2,267
LNG revenues—affiliate	846	671
Regasification revenues	34	34
Other revenues	17	17
Total revenues from contracts with customers	3,599	2,989
Net derivative gain (see Note 6)	1	—
Total revenues	$3,600	$2,989

For the three months ended March 31, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue, beginning of period	$216
Cash received but not yet recognized in revenue	83
Revenue recognized from prior period deferral	(111)
Deferred revenue, end of period	$188

The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue—affiliate, beginning of period	$10
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$6

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$40.2	7	$41.0	7
LNG revenues—affiliate	0.4	1	0.5	1
Regasification revenues	0.4	2	0.4	2
Total revenues	$41.0		$41.9

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2026	2025
LNG revenues	69%	63%
LNG revenues—affiliate	75%	75%
Regasification revenues	8%	8%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
LNG revenues—affiliate
SPAs and Letter Agreements	$846	$671

Cost of sales—affiliate
SPAs and Letter Agreements	44	—
Contracts for Sale and Purchase of Natural Gas and LNG	2	—
Total cost of sales—affiliate	46	—

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	48	44

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	15

General and administrative expense—affiliate
Services Agreements (see Note 1)	24	23

Other income—affiliate
Services Agreements (see Note 1)	1	—

(1)These arrangements were with a party who was partially owned by the investment management company that indirectly owns a portion of our limited partner interests, and, due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 9—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $2 million and $1 million during the three months ended March 31, 2026 and 2025, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On April 28, 2026, we declared a cash distribution of $0.790 per common unit to unitholders of record as of May 8, 2026, and the related general partner distribution, to be paid on May 15, 2026 with respect to the three months ended March 31, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.015 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended March 31, 2026
Net income	$186
Less: declared distributions (1)	482	382	10	90
Assumed allocation of undistributed net loss (2)	$(296)	(290)	(6)	—
Assumed allocation of net income		$92	$4	$90

Weighted average units outstanding		484
Basic and diluted net income per unit		$0.19

Three Months Ended March 31, 2025
Net income	$641
Less: declared distributions (1)	511	397	10	104
Assumed allocation of undistributed net income (2)	$130	128	3	—
Assumed allocation of net income		$525	$13	$104

Weighted average units outstanding		484
Basic and diluted net income per unit		$1.08

(1)Represents distributions declared with respect to earnings of the respective period presented.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $640 million and $41 million in losses for the three months ended March 31, 2026 and 2025, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $3 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers		Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	25%	24%	33%	28%
Customer B	14%	14%	*	19%
Customer C	14%	14%	*	12%
Customer D	13%	13%	19%	21%
Customer E	11%	11%	11%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$192	$216
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	6	23

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of March 31, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 12 years of weighted average remaining life as of March 31, 2026, we have contracted with third parties approximately 85% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction

Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 90% of our current and planned liquefaction capacity under long-term SPAs and long-term IPM agreements with creditworthy counterparties under the pricing structures described above, with financial parameters that consider, among other things, targeted unlevered returns, project leverage and distributions.
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this project. The SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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
(2)Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations.
(3)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project, if we reach a positive FID.
(4)Liquefaction capacity partially contracted by Cheniere Marketing and SPL Stage V through SPA or long-term IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation.
(5)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Operational

•As of May 1, 2026, approximately 3,360 cumulative LNG cargoes totaling over 230 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•SPL redeemed or repaid $253 million aggregate principal amount of notes across its complex.

•On April 28, 2026, with respect to the first quarter of 2026, we declared a cash distribution of $0.790 per common unit to unitholders of record as of May 8, 2026, and the related general partner distribution, to be paid on May 15, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.015 per unit.

Results of Operations

	Three Months Ended March 31,
(in millions, except per unit data)	2026	2025	Variance
Revenues
LNG revenues	$2,703	$2,267	$436
LNG revenues—affiliate	846	671	175
Regasification revenues	34	34	—
Other revenues	17	17	—
Total revenues	3,600	2,989	611

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	2,716	1,703	1,013
Cost of sales—affiliate	46	—	46
Operating and maintenance expense	226	203	23
Operating and maintenance expense—affiliate	48	44	4
Operating and maintenance expense—related party	—	15	(15)
General and administrative expense	3	4	(1)
General and administrative expense—affiliate	24	23	1
Depreciation and amortization expense	174	171	3
Other operating costs and expenses	2	—	2
Total operating costs and expenses	3,239	2,163	1,076

Income from operations	361	826	(465)

Other income (expense)
Interest expense, net of capitalized interest	(181)	(190)	9
Interest and dividend income	5	5	—
Other income—affiliate	1	—	1
Total other expense	(175)	(185)	10

Net income	$186	$641	$(455)

Basic and diluted net income per common unit	$0.19	$1.08	$(0.89)
Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2026	2025	Variance
Volumes loaded and recognized as revenues (in TBtu)	413	405	8
Net income

Net income decreased by $455 million during the three months ended March 31, 2026 as compared to the same period of 2025 primarily due to $599 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely associated with our derivatives related to long-term IPM agreements. These losses were primarily attributable to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026. Partially offsetting these losses were a $120 million decrease in cost of sales, net of revenues, from the sale of certain unutilized natural gas procured for the liquefaction process and a $100 million increase in revenues, net of cost of natural gas feedstock, from increased Henry Hub pricing.

Continued tightening of global natural gas and LNG supply conditions, including upstream production constraints, liquefaction capacity limitations and shipping and transit disruptions in the Middle East, together with heightened geopolitical uncertainties in key producing and consuming regions, may result in sustained volatility in natural gas and LNG prices. Such volatility, along with fluctuations in regional price differentials, could materially affect the fair value of our agreements accounted for as derivatives, particularly those indexed to global gas benchmarks.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

The $611 million increase in total revenues during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to a $576 million increase due to higher pricing per MMBtu as a result of increased Henry Hub pricing.

Operating costs and expenses

The $1.1 billion increase in total operating costs and expenses during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to:
•$826 million unfavorable change in the fair value of our long-term IPM agreements, as further described above under the caption Net income, partially offset by a $225 million favorable change in the fair value of other agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries; and
•$508 million increase in the cost of natural gas feedstock largely due to the increase in U.S. natural gas prices; partially offset by:
•$144 million decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process.

Significant factors affecting our results of operations
Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting. For commodity derivative instruments, including those related to our long-term IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2026
Cash and cash equivalents	$279
Restricted cash and cash equivalents designated for the Liquefaction Project	22
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	831
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,831

Total available liquidity	$2,132

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2026. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions or requirements under debt instruments executed by SPL limit its ability to distribute cash, including the following:
•SPL is required to deposit all cash received into restricted cash and cash equivalents accounts under certain of their debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. In addition, SPL’s operating costs are managed by subsidiaries of Cheniere under affiliate agreements, which may require SPL to advance cash to the respective affiliates; and
•SPL is restricted by affirmative and negative covenants included in certain of its debt agreements in its ability to make certain payments, including distributions, unless specific requirements are satisfied. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on these covenants.
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

Summarized Balance Sheets (in millions)	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Current assets, net	$323	$226
Current assets—affiliate	143	146
Current assets with Non-Guarantors	31	56
Total current assets	497	428

Non-current assets, net	2,816	2,851
Total assets	$3,313	$3,279

LIABILITIES
Current liabilities
Current liabilities	$166	$154
Current liabilities—affiliate	28	50
Current liabilities due to Non-Guarantors	148	151
Total current liabilities	342	355

Long-term debt, net of premium, discount and debt issuance costs	7,726	7,724
Other non-current liabilities	125	130
Non-current liabilities—affiliate	15	18
Total liabilities	$8,208	$8,227

Summarized Statement of Operations (in millions)	Three Months Ended March 31, 2026

Revenues	$51
Revenues from Non-Guarantors	144
Total revenues	195

Operating costs and expenses	64
Operating costs and expenses—affiliate	60
Recovery of operating costs and expenses from Non-Guarantors	(2)
Total operating costs and expenses	122

Income from operations	73
Net loss	$(25)

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$910	$665
Net cash used in investing activities	(33)	(61)
Net cash used in financing activities	(777)	(813)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$100	$(209)

Operating Cash Flows

The $245 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from increased Henry Hub pricing.

Investing Cash Flows

Cash outflows for property, plant and equipment during the three months ended March 31, 2026 and 2025 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from issuances of debt and borrowings	$—	$125
Redemptions and repayments of debt	(253)	(425)
Distributions	(522)	(512)
Other	(2)	(1)
Net cash used in financing activities	$(777)	$(813)

Proceeds from Issuances of Debt and Borrowings

We borrowed $125 million under the Revolving Credit Facility during the three months ended March 31, 2025 which was repaid intra-quarter, as shown below under the caption Debt Redemptions and Repayments.

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Three Months Ended March 31,
	2026	2025
SPL:
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
SPL Revolving Credit Facility	—	(125)
Total redemptions and repayments of debt	$(253)	$(425)

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
The following provides a summary of distributions paid by us during the three months ended March 31, 2026 and 2025:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
February 13, 2026	October 1 - December 31, 2025	$0.830	$402	$10	$108
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

In addition, Tug Services distributed $2 million and $1 million during the three months ended March 31, 2026 and 2025, respectively, to Cheniere Terminals in accordance with their terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On April 28, 2026, with respect to the first quarter of 2026, we declared a cash distribution of $0.790 per common unit to unitholders of record as of May 8, 2026, and the related general partner distribution, to be paid on May 15, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.015 per unit.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

	March 31, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,167)	$639	$(523)	$588

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2026, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	May 6, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 6, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)