Form 10-Q
period 2026-06-30
Cheniere Energy Partners, L.P.
filed 2026-08-06
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 484,057,704 common units outstanding.

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
NPNS
normal purchases and normal sales, an elective scope exception available under Accounting Standards Codification Topic 815, Derivatives and Hedging, which excludes qualifying physical commodity contracts from derivative accounting

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,902	$1,857	$4,605	$4,124
LNG revenues—affiliate	631	549	1,477	1,220
Regasification revenues	34	34	68	68
Other revenues	16	15	33	32
Total revenues	2,583	2,455	6,183	5,444

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	765	1,196	3,481	2,899
Cost of sales—affiliate	—	—	46	—
Operating and maintenance expense	230	289	456	492
Operating and maintenance expense—affiliate	45	42	93	86
Operating and maintenance expense—related party	—	13	—	28
General and administrative expense	3	2	6	6
General and administrative expense—affiliate	23	24	47	47
Depreciation and amortization expense	174	171	348	342
Other operating costs and expenses	2	2	4	2
Other operating costs and expenses—affiliate	1	1	1	1
Total operating costs and expenses	1,243	1,740	4,482	3,903

Income from operations	1,340	715	1,701	1,541

Other income (expense)
Interest expense, net of capitalized interest	(183)	(188)	(364)	(378)
Other income, net	2	4	7	9
Other income—affiliate	2	22	3	22
Total other expense	(179)	(162)	(354)	(347)

Net income	$1,161	$553	$1,347	$1,194

Basic and diluted net income per common unit (1)	$2.14	$0.91	$2.33	$1.99

Weighted average basic and diluted number of common units outstanding	484	484	484	484

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$443	$182
Restricted cash and cash equivalents	23	19
Trade and other receivables, net of current expected credit losses	349	511
Trade and other receivables—affiliate	296	238
Advances to affiliates	165	145
Inventory	165	180
Prepaid expenses	62	42
Other current assets, net	16	21
Other current assets—affiliate	1	—
Total current assets	1,520	1,338

Property, plant and equipment, net of accumulated depreciation	15,034	15,259
Operating lease assets	74	76
Deferred NPNS assets	669	—
Derivative assets	5	541
Other non-current assets, net	377	223
Total assets	$17,679	$17,437

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$82	$53
Accrued liabilities	693	990
Current debt, net of unamortized discount and debt issuance costs	109	306
Due to affiliates	43	57
Deferred revenue	102	119
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	93	164
Other current liabilities	12	15
Other current liabilities—affiliate	5	4
Total current liabilities	1,242	1,708

Long-term debt, net of unamortized discount and debt issuance costs	14,335	14,161
Deferred NPNS liabilities	1,081	—
Derivative liabilities	27	900
Other non-current liabilities	221	231
Other non-current liabilities—affiliate	19	23
Total liabilities	16,925	17,023

Partners’ equity
Common unitholders’ interest (484 million units issued and outstanding at both June 30, 2026 and December 31, 2025)	3,692	3,156
General partner’s interest (2% interest with 10 million units issued and outstanding at both June 30, 2026 and December 31, 2025)	(2,938)	(2,742)
Total partners’ equity	754	414
Total liabilities and partners’ equity	$17,679	$17,437

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2026
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2025	484	$3,156	10	$(2,742)	$414
Net income	—	182	—	4	186
Distributions
Common units, $0.830/unit	—	(402)	—	—	(402)
General partner units	—	—	—	(120)	(120)
Balance at March 31, 2026	484	2,936	10	(2,858)	78
Net income	—	1,138	—	23	1,161
Distributions
Common units, $0.790/unit	—	(382)	—	—	(382)
General partner units	—	—	—	(103)	(103)
Balance at June 30, 2026	484	$3,692	10	$(2,938)	$754

Three and Six Months Ended June 30, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484	$1,821	10	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484	2,052	10	(2,432)	(380)
Net income	—	542	—	11	553
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(116)	(116)
Balance at June 30, 2025	484	$2,197	10	$(2,537)	$(340)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,347	$1,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	348	342
Amortization of discount and debt issuance costs	11	12
Total losses (gains) on derivative instruments, net	142	(121)
Net cash used for settlement of derivative instruments	(33)	(13)
Other, net	8	9
Changes in operating assets and liabilities:
Trade and other receivables	162	119
Trade and other receivables—affiliate	(58)	16
Trade receivables—related party	—	1
Advances to affiliates	(5)	(79)
Inventory	15	(3)
Accounts payable and accrued liabilities	(271)	(169)
Accounts payable and accrued liabilities—related party	—	(5)
Due to affiliates	(13)	(21)
Total deferred revenue	(23)	(16)
Other, net	(16)	(39)
Other, net—affiliate	(5)	(4)
Net cash provided by operating activities	1,609	1,223

Cash flows from investing activities
Property, plant and equipment	(297)	(128)
Other, net	(2)	(3)
Net cash used in investing activities	(299)	(131)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	1,903	265
Redemptions and repayments of debt and borrowings	(1,913)	(565)
Distributions	(1,007)	(1,025)
Other, net	(28)	(2)
Net cash used in financing activities	(1,045)	(1,327)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	265	(235)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	201	379
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$466	$144

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of June 30, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing a two-phased expansion project adjacent to the Liquefaction Project to provide additional liquefaction capacity, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. for the first phase of the SPL Expansion Project and issued a limited notice to proceed to commence early engineering and procurement. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before the Board of Directors of our general partner makes a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three months ended June 30, 2026 and 2025.

As of June 30, 2026, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreements. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets from other current assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheet Location	Amount Reclassified
Deferred NPNS assets	$669
Current portion of deferred NPNS liabilities	(108)
Deferred NPNS liabilities	(1,081)
Total deferred NPNS assets and liabilities	$(520)

The following table presents management’s current estimated net gains from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the balance sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated gain from amortization of deferred NPNS assets and liabilities
2026 (1)	$57
2027	103
2028	103
2029	88
2030	58
Thereafter	111
Total estimated amortization	$520

(1)For the six months ended June 30, 2026, we recorded a gain from amortization of $5 million.

Prior to the designation date, we recognized $551 million and $(126) million of derivative gains (losses) during the three and six months ended June 30, 2026, respectively, and derivative gains of $39 million and $188 million for the same periods of 2025, respectively, for the designated agreements.

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
As of June 30, 2026, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Trade receivables	$321	$473
Other receivables	28	38
Total trade and other receivables, net of current expected credit losses	$349	$511

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Materials	$134	$123
LNG	14	31
Natural gas	15	24
Other	2	2
Total inventory	$165	$180

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
LNG terminal
Terminal and interconnecting pipeline facilities	$20,513	$20,480
Construction-in-process	301	214
Accumulated depreciation	(5,843)	(5,502)
Total LNG terminal, net of accumulated depreciation	14,971	15,192
Fixed assets
Fixed assets	27	26
Accumulated depreciation	(21)	(21)
Total fixed assets, net of accumulated depreciation	6	5
Assets under finance leases
Tug vessels	75	76
Accumulated depreciation	(18)	(14)
Total assets under finance leases, net of accumulated depreciation	57	62
Property, plant and equipment, net of accumulated depreciation	$15,034	$15,259

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Depreciation expense was $172 million and $170 million during the three months ended June 30, 2026 and 2025, respectively, and $345 million and $340 million during the six months ended June 30, 2026 and 2025, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity contracts accounted for as derivatives which consist of natural gas supply contracts for the operation of the Liquefaction Project and expansion project, excluding those contracts for which we have designated NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability (1)	$—	$(6)	$(106)	$(112)	$—	$(23)	$(500)	$(523)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for our IPM agreements, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. The fair value of such agreements was a liability of $394 million as of December 31, 2025.

We value the Liquefaction Supply Derivatives using a market approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models, which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. We consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value, for which we make judgments about market risk related to liquidity of commodity indices utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(106)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.670) - $0.195 / $(0.042)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$(1,161)	$(1,275)	$(500)	$(1,307)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	421	73	(195)	59
Included in cost of sales, new deals (3)	(1)	7	(6)	5
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	115	48	75	96
Transfers out of level 3 (6)	—	—	—	—
Agreements designated as NPNS and no longer measured at fair value on a recurring basis (7)	520	—	520	—
Balance, end of period	$(106)	$(1,147)	$(106)	$(1,147)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(40)	$80	$(55)	$64

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume. See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period, and on the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.
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
(7)Represents the removal of agreements from Level 3 recurring fair value measurements upon the NPNS-designation in June 2026, as further described in Note 1—Nature of Operations and Basis of Presentation.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub or other natural gas price indices. As of June 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 6 years.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 3,483 TBtu and 5,028 TBtu as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, our Liquefaction Supply Derivatives included 1,381 TBtu that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	$—	$—	$1	$—
Cost of sales (2)	523	139	(143)	121

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes gains and losses from the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Other current assets, net	$3	$—
Derivative assets	5	541
Total derivative assets	8	541

Current derivative liabilities	(93)	(164)
Derivative liabilities	(27)	(900)
Total derivative liabilities	(120)	(1,064)

Derivative liability, net	$(112)	$(523)

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2026	December 31, 2025
Gross assets	$9	$663
Offsetting amounts	(1)	(122)
Net assets	$8	$541

Gross liabilities	$(145)	$(1,084)
Offsetting amounts	25	20
Net liabilities	$(120)	$(1,064)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	June 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$10	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Natural gas purchases	$453	$714
Interest costs and related debt fees	148	181
LNG terminal costs	70	86
Other accrued liabilities	22	9
Total accrued liabilities	$693	$990

NOTE 8—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at June 30, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total SPL Senior Secured Notes	5,027	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	5,027	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
5.350% due 2036 (the “2036 CQP Senior Notes”) (2)	1,000	—
6.050% due 2056 (the “2056 CQP Senior Notes”) (2)	750	—
Total CQP Senior Notes	9,550	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	9,550	7,800
Total debt	14,577	14,580

Current debt, net of unamortized discount and debt issuance costs (1)	(109)	(306)
Unamortized discount and debt issuance costs	(133)	(113)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,335	$14,161

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.
(2)Issued in June 2026, pursuant to the same base indenture as the other CQP Senior Notes. The 2036 CQP Senior Notes and 2056 CQP Senior Notes are supplemented by the eleventh and twelfth supplemental indentures, respectively. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the guarantee, security and redemption option of the CQP Senior Notes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	129	—
Available commitment	$871	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

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

As of June 30, 2026, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest cost	$185	$190	$368	$382
Capitalized interest	(2)	(2)	(4)	(4)
Total interest expense, net of capitalized interest	$183	$188	$364	$378

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$14,577	$14,486	$14,580	$14,637

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of June 30, 2026 and December 31, 2025, $1.2 billion and $1.3 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,902	$1,857	$4,604	$4,124
LNG revenues—affiliate	631	549	1,477	1,220
Regasification revenues	34	34	68	68
Other revenues	16	15	33	32
Total revenues from contracts with customers	2,583	2,455	6,182	5,444
Net derivative gain (see Note 6)	—	—	1	—
Total revenues	$2,583	$2,455	$6,183	$5,444

For the three and six months ended June 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance, beginning of period	$216
Cash received but not yet recognized in revenue	91
Revenue recognized from prior period deferral	(113)
Balance, end of period	$194

The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance—affiliate, beginning of period	$10
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(5)
Balance—affiliate, end of period	$6

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$40.8	7	$41.0	7
LNG revenues—affiliate	0.2	1	0.5	1
Regasification revenues	0.3	2	0.4	2
Total revenues	$41.3		$41.9

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	57%	60%	64%	61%
LNG revenues—affiliate	70%	72%	73%	74%
Regasification revenues	8%	8%	8%	8%

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$631	$549	$1,477	$1,220

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	44	—
Contracts for Sale and Purchase of Natural Gas	—	—	2	—
Total cost of sales—affiliate	—	—	46	—

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	45	42	93	86

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	13	—	28

General and administrative expense—affiliate
Services Agreements (see Note 1)	23	24	47	47

Other operating costs and expenses—affiliate
Services Agreements (see Note 1)	1	1	1	1

Other income—affiliate
Services Agreements (see Note 1)	2	22	3	22

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

Disclosures relating to future consideration under revenue contracts with affiliates are included in Note 9—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $3 million during both the three months ended June 30, 2026 and 2025 and $5 million and $4 million during the six months ended June 30, 2026 and 2025, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On July 28, 2026, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 7, 2026, and the related general partner distribution, to be paid on August 14, 2026 with respect to the three months ended June 30, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended June 30, 2026
Net income	$1,161
Less: declared distributions (1)	511	397	10	104
Assumed allocation of undistributed net income (2)	$650	637	13	—
Assumed allocation of net income		$1,034	$23	$104

Weighted average units outstanding		484
Basic and diluted net income per unit		$2.14

Three Months Ended June 30, 2025
Net income	$553
Less: declared distributions (1)	511	397	10	104
Assumed allocation of undistributed net income (2)	$42	42	1	—
Assumed allocation of net income		$439	$11	$104

Weighted average units outstanding		484
Basic and diluted net income per unit		$0.91

Six Months Ended June 30, 2026
Net income	$1,347
Less: declared distributions (1)	992	779	20	193
Assumed allocation of undistributed net income (2)	$355	348	7	—
Assumed allocation of net income		$1,127	$27	$193

Weighted average units outstanding		484
Basic and diluted net income per unit		$2.33

Six Months Ended June 30, 2025
Net income	$1,194
Less: declared distributions (1)	1,021	794	20	207
Assumed allocation of undistributed net income (2)	$173	169	3	—
Assumed allocation of net income		$963	$23	$207

Weighted average units outstanding		484
Basic and diluted net income per unit		$1.99

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $526 million in gains and $114 million in losses for the three and six months ended June 30, 2026, respectively, and $159 million and $119 million in gains for the same periods of 2025, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $6 million and $9 million for the three and six months ended June 30, 2026, respectively, and $2 million and $6 million for the same periods of 2025, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets are reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	21%	23%	23%	24%	17%	28%
Customer B	14%	18%	14%	15%	15%	19%
Customer C	15%	15%	14%	14%	22%	12%
Customer D	13%	13%	13%	13%	15%	21%
Customer E	10%	*	11%	10%	10%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$376	$380
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	7	29
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease liabilities	—	2

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of June 30, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 12 years of weighted average remaining life as of June 30, 2026, we have contracted with third parties approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction

Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total peak production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
	Certification to commence construction	Pending
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing	(3)

Commercialization and Other Contracting	Definitive commercial agreements	(4)
	Definitive full-scope EPC contract	✓ (5)

Target Milestone	FID (6)	2026/2027

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
(5)In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. (“Bechtel”) for the first phase of the SPL Expansion Project and issued a limited notice to proceed (“LNTP”) to commence early engineering and procurement.
(6)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel for the first phase of the SPL Expansion Project and issued an LNTP to commence early engineering and procurement.

Operational

•As of July 31, 2026, over 3,460 cumulative LNG cargoes totaling approximately 240 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•In June 2026, we issued and sold $1.0 billion aggregate principal amount of 5.350% Senior Notes due 2036 (the “2036 CQP Senior Notes”) and $750 million aggregate principal amount of 6.050% Senior Notes due 2056 (the “2056 CQP Senior Notes”), and a portion of the net proceeds were used to fully redeem $1.5 billion aggregate principal amount of SPL’s 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), as well as for general corporate purposes, including funding a portion of the LNTP related to the first phase of the SPL Expansion Project.
•SPL repaid $253 million aggregate principal amount of its senior notes during the six months ended June 30, 2026, exclusive of amounts refinanced, as noted above.
•On July 28, 2026, with respect to the second quarter of 2026, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 7, 2026, and the related general partner distribution, to be paid on August 14, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per unit data)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,902	$1,857	$45	$4,605	$4,124	$481
LNG revenues—affiliate	631	549	82	1,477	1,220	257
Regasification revenues	34	34	—	68	68	—
Other revenues	16	15	1	33	32	1
Total revenues	2,583	2,455	128	6,183	5,444	739

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	765	1,196	(431)	3,481	2,899	582
Cost of sales—affiliate	—	—	—	46	—	46
Operating and maintenance expense	230	289	(59)	456	492	(36)
Operating and maintenance expense—affiliate	45	42	3	93	86	7
Operating and maintenance expense—related party	—	13	(13)	—	28	(28)
General and administrative expense	3	2	1	6	6	—
General and administrative expense—affiliate	23	24	(1)	47	47	—
Depreciation and amortization expense	174	171	3	348	342	6
Other operating costs and expenses	2	2	—	4	2	2
Other operating costs and expenses—affiliate	1	1	—	1	1	—
Total operating costs and expenses	1,243	1,740	(497)	4,482	3,903	579

Income from operations	1,340	715	625	1,701	1,541	160

Other income (expense)
Interest expense, net of capitalized interest	(183)	(188)	5	(364)	(378)	14
Other income, net	2	4	(2)	7	9	(2)
Other income—affiliate	2	22	(20)	3	22	(19)
Total other expense	(179)	(162)	(17)	(354)	(347)	(7)

Net income	$1,161	$553	$608	$1,347	$1,194	$153

Basic and diluted net income per common unit	$2.14	$0.91	$1.23	$2.33	$1.99	$0.34
Volumes recognized as revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Volumes recognized as revenues (in TBtu)	396	351	45	809	756	53
Net income

Net income increased by $608 million and $153 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to $367 million of favorable changes in the fair value of agreements accounted for as derivative instruments, largely related to our long-term IPM agreements prior to the NPNS designation, as further described below, due to narrowing spreads between global and U.S. domestic natural gas benchmarks. The increase was also attributable to a $192 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher margins primarily from increased production volume as a result of planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026.

The increase between the six month periods was primarily due to a $343 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher production volume and to a lesser degree, increased Henry Hub pricing. Partially offsetting the increase between the six month periods was $233 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely related to our IPM agreements prior to the NPNS designation, as further described below, primarily due to the elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026.

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreements. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

Total revenues increased by $128 million and $739 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily attributable to:
•$305 million increase due to higher production volume, as further described above under the caption Net income; partially offset by:
•$167 million decrease due to lower pricing per MMBtu primarily as a result of decreased Henry Hub pricing.
The increase between the six month periods was primarily attributable to:
•$403 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; and
•$368 million increase due to higher production volume, as further described above under the caption Net income.

Operating costs and expenses

The $497 million decrease and $579 million increase in total operating costs and expenses during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$479 million increase in the cost of natural gas feedstock between the six month periods largely due to the increase in U.S. natural gas prices; and
•$367 million of favorable and $233 million of unfavorable changes between the three and six month periods, respectively, in the fair value of agreements accounted for as derivative instruments included in cost of sales, primarily related to our long-term IPM agreements, of which $512 million of favorable and $313 million of unfavorable changes, respectively, related to the changes in fair value of NPNS-designated agreements prior to the designation date, as further described above under the caption Net income. The changes in the fair value of our long-

term IPM agreements between the three and six month periods were partially offset by $145 million unfavorable and $80 million favorable changes, respectively, in the fair value of other agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries; partially offset by:
•$155 million decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process between the six month periods; and
•$69 million and $57 million decreases, respectively, in operating and maintenance expense (including affiliate and related party) largely as a result of planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026.

Significant factors affecting our results of operations
Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we designate, the normal purchases and normal sales exception which applies the accrual method of accounting.

As noted above under Net income, due to our designation of the NPNS exception in June 2026 for our IPM agreements previously accounted for as derivative instruments, future earnings volatility resulting from fair value market adjustments will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

Conversely, commodity contracts accounted for as derivative instruments and for which we have not designated the NPNS exception remain subject to fair value accounting in which gains and losses arising from changes in fair value affect earnings. For such contracts, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2026
Cash and cash equivalents	$443
Restricted cash and cash equivalents designated for the Liquefaction Project	23
Available commitments under our credit facilities (1):
SPL Revolving Credit Facility	871
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,871

Total available liquidity	$2,337

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2026. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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
Supplemental Guarantor Information

Certain debt obligations of CQP (the “Guaranteed Obligations”), consisting of the $1.5 billion of 4.500% Senior Notes due 2029, $1.5 billion of 4.000% Senior Notes due 2031, $1.2 billion of 3.25% Senior Notes due 2032, $1.4 billion of 5.950% Senior Notes due 2033, $1.2 billion of 5.750% Senior Notes due 2034, $1.0 billion of 5.550% Senior Notes due 2035, $1.0 billion of 5.350% Senior Notes due 2036 and $750 million of 6.050% Senior Notes due 2056 (collectively, the “CQP Senior Notes”) are jointly and severally guaranteed by certain subsidiaries of CQP (each a “Guarantor” and collectively, the “CQP Guarantors”), as prescribed within the respective debt agreements governing such Guaranteed Obligation.
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

Summarized Balance Sheets (in millions)	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Current assets, net	$495	$226
Current assets—affiliate	167	146
Current assets with Non-Guarantors	40	56
Total current assets	702	428

Non-current assets, net	2,803	2,851
Total assets	$3,505	$3,279

LIABILITIES
Current liabilities
Current liabilities	$162	$154
Current liabilities—affiliate	36	50
Current liabilities due to Non-Guarantors	151	151
Total current liabilities	349	355

Long-term debt, net of unamortized discount and debt issuance costs	9,447	7,724
Other non-current liabilities	123	130
Non-current liabilities—affiliate	15	18
Non-current liabilities—Non-Guarantors	3	—
Total liabilities	$9,937	$8,227

Summarized Statement of Operations (in millions)	Six Months Ended June 30, 2026

Revenues	$101
Revenues from Non-Guarantors	286
Total revenues	387

Operating costs and expenses	128
Operating costs and expenses—affiliate	115
Recovery of operating costs and expenses from Non-Guarantors	(2)
Total operating costs and expenses	241

Income from operations	146
Net loss	$(53)

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,609	$1,223
Net cash used in investing activities	(299)	(131)
Net cash used in financing activities	(1,045)	(1,327)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$265	$(235)

Operating Cash Flows

The $386 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from increased production volumes and increased Henry Hub pricing.

Investing Cash Flows

Cash outflows for property, plant and equipment during the six months ended June 30, 2026 and 2025 primarily related to costs paid for the following projects, all exclusive of associated capitalized interest: (1) $99 million for the SPL Expansion Project during the six months ended June 30, 2026, primarily related to procurement and work performed by Bechtel under the LNTP and (2) optimization and other site improvement projects during both periods. We expect to continue to incur costs for the early engineering and procurement for the SPL Expansion Project under the LNTP issued in May 2026.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from issuances of debt and borrowings	$1,903	$265
Redemptions and repayments of debt and borrowings	(1,913)	(565)
Distributions	(1,007)	(1,025)
Other, net	(28)	(2)
Net cash used in financing activities	$(1,045)	$(1,327)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-period activity (in millions):

	Six Months Ended June 30,
	2026	2025
CQP:
2036 CQP Senior Notes	$995	$—
2056 CQP Senior Notes	748	—

SPL:
SPL Revolving Credit Facility	160	265
Total proceeds from issuances of debt and borrowings	$1,903	$265

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Six Months Ended June 30,
	2026	2025
SPL:
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	—
5.00% Senior Secured Notes due 2027	(1,500)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
SPL Revolving Credit Facility	(160)	(265)
Total redemptions and repayments of debt and borrowings	$(1,913)	$(565)

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
The following provides a summary of distributions paid by us during the six months ended June 30, 2026 and 2025:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
May 15, 2026	January 1 - March 31, 2026	$0.790	$382	$10	$90
February 13, 2026	October 1 - December 31, 2025	0.830	402	10	108

May 15, 2025	January 1 - March 31, 2025	0.820	397	10	104
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

In addition, Tug Services distributed $5 million and $3 million during the six months ended June 30, 2026 and 2025, respectively, to Cheniere Terminals in accordance with its terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On July 28, 2026, with respect to the second quarter of 2026, we declared a cash distribution of $0.820 per common unit to unitholders of record as of August 7, 2026, and the related general partner distribution, to be paid on August 14, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.045 per unit.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity contracts accounted for as derivative instruments which consist of natural gas supply contracts for the operation of the Liquefaction Project, excluding those contracts for which we have designated NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(112)	$20	$(523)	$588

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ended June 30, 2026, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Eleventh Supplemental Indenture, dated as of June 9, 2026, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026)

4.2
Twelfth Supplemental Indenture, dated as of June 9, 2026, among the Partnership, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026)

10.1
Second Amendment to Management Services Agreement, dated May 22, 2026, by and among SPL and Cheniere LNG Terminals, LLC (incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 28, 2026)

10.2
Second Amendment to Operation and Maintenance Agreement, dated May 22, 2026, by and among SPL, Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC. (incorporated by reference to Exhibit 10.2 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 28, 2026)

10.3
Registration Rights Agreement, dated as of June 9, 2026, among the Partnership, the guarantors party thereto and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026).

10.4*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 5 Liquefaction Project, dated May 22, 2026, by and between SPL Stage V, LLC and Bechtel Energy Inc. (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	August 5, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)