Form 10-Q
period 2026-09-30
Cheniere Energy Partners, L.P.
filed 2026-10-29
CIK 1383650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, the registrant had 484,057,704 common units outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CQP,” the “Partnership,” “we,” “us” and “our” refer to Cheniere Energy Partners, L.P. and its consolidated subsidiaries.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,956	$1,837	$6,561	$5,961
LNG revenues—affiliate	567	518	2,044	1,738
Regasification revenues	34	34	102	102
Other revenues	17	15	50	47
Total revenues	2,574	2,404	8,757	7,848

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,276	1,278	4,757	4,177
Cost of sales—affiliate	—	—	46	—
Operating and maintenance expense	236	191	692	683
Operating and maintenance expense—affiliate	43	40	136	126
Operating and maintenance expense—related party	—	—	—	28
General and administrative expense	3	3	9	9
General and administrative expense—affiliate	25	23	72	70
Depreciation and amortization expense	174	173	522	515
Other operating costs and expenses	2	—	6	2
Other operating costs and expenses—affiliate	—	—	1	1
Total operating costs and expenses	1,759	1,708	6,241	5,611

Income from operations	815	696	2,516	2,237

Other income (expense)
Interest expense, net of capitalized interest	(182)	(189)	(546)	(567)
Other income (expense), net	6	(2)	13	7
Other income—affiliate	—	1	3	23
Total other expense	(176)	(190)	(530)	(537)

Net income	$639	$506	$1,986	$1,700

Basic and diluted net income per common unit(1)	$1.01	$0.80	$3.34	$2.79

Weighted average basic and diluted number of common units outstanding	484	484	484	484

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$569	$182
Restricted cash and cash equivalents	35	19
Trade and other receivables, net of current expected credit losses	327	511
Trade and other receivables—affiliate	290	238
Advances to affiliates	152	145
Inventory	165	180
Prepaid expenses	50	42
Other current assets, net	16	21
Total current assets	1,604	1,338

Property, plant and equipment, net of accumulated depreciation	15,087	15,259
Operating lease assets	73	76
Deferred NPNS assets	669	—
Derivative assets	1	541
Other non-current assets, net	405	223
Total assets	$17,839	$17,437

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable	$97	$53
Accrued liabilities	738	990
Current debt, net of unamortized discount and debt issuance costs	112	306
Due to affiliates	50	57
Deferred revenue	144	119
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	84	164
Other current liabilities	14	15
Other current liabilities—affiliate	6	4
Total current liabilities	1,348	1,708

Long-term debt, net of unamortized discount and debt issuance costs	14,283	14,161
Deferred NPNS liabilities	1,055	—
Derivative liabilities	41	900
Other non-current liabilities	216	231
Other non-current liabilities—affiliate	17	23
Total liabilities	16,960	17,023

Partners’ equity
Common unitholders’ interest (484 million units issued and outstanding at both September 30, 2026 and December 31, 2025)	3,921	3,156
General partner’s interest (2% interest with 10 million units issued and outstanding at both September 30, 2026 and December 31, 2025)	(3,042)	(2,742)
Total partners’ equity	879	414
Total liabilities and partners’ equity	$17,839	$17,437

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2026
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Equity
	Units	Amount	Units	Amount
Balance at December 31, 2025	484	$3,156	10	$(2,742)	$414
Net income	—	182	—	4	186
Distributions
Common units, $0.830/unit	—	(402)	—	—	(402)
General partner units	—	—	—	(120)	(120)
Balance at March 31, 2026	484	2,936	10	(2,858)	78
Net income	—	1,138	—	23	1,161
Distributions
Common units, $0.790/unit	—	(382)	—	—	(382)
General partner units	—	—	—	(103)	(103)
Balance at June 30, 2026	484	3,692	10	(2,938)	754
Net income	—	626	—	13	639
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(117)	(117)
Balance at September 30, 2026	484	$3,921	10	$(3,042)	$879

Three and Nine Months Ended September 30, 2025
	Common Unitholders’ Interest		General Partner’s Interest		Total Partners’ Deficit
	Units	Amount	Units	Amount
Balance at December 31, 2024	484	$1,821	10	$(2,330)	$(509)
Net income	—	628	—	13	641
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(115)	(115)
Balance at March 31, 2025	484	2,052	10	(2,432)	(380)
Net income	—	542	—	11	553
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(116)	(116)
Balance at June 30, 2025	484	2,197	10	(2,537)	(340)
Net income	—	496	—	10	506
Distributions
Common units, $0.820/unit	—	(397)	—	—	(397)
General partner units	—	—	—	(117)	(117)
Balance at September 30, 2025	484	$2,296	10	$(2,644)	$(348)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,986	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	522	515
Total losses (gains) on derivative instruments, net	140	(109)
Net cash provided by (used for) settlement of derivative instruments	(22)	6
Other, net	6	37
Changes in operating assets and liabilities:
Trade and other receivables	184	21
Trade and other receivables—affiliate	(53)	(47)
Trade receivables—related party	—	1
Inventory	15	3
Accounts payable and accrued liabilities	(211)	(130)
Accounts payable and accrued liabilities—related party	—	(5)
Due to affiliates	(5)	(22)
Other, net	(17)	(39)
Other, net—affiliate	5	(50)
Net cash provided by operating activities	2,550	1,881

Cash flows from investing activities
Property, plant and equipment	(526)	(176)
Other, net	(5)	(4)
Net cash used in investing activities	(531)	(180)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	1,903	1,262
Redemptions and repayments of debt and borrowings	(1,967)	(1,617)
Distributions	(1,521)	(1,539)
Other, net	(31)	(22)
Net cash used in financing activities	(1,616)	(1,916)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	403	(215)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	201	379
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$604	$164

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), which has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of September 30, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We are developing a two-phased expansion project adjacent to the Liquefaction Project to provide additional liquefaction capacity, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the limited notices to proceed issued. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before the Board of Directors of our general partner makes a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2026.

As of September 30, 2026, Cheniere owned 48.6% of our limited partner interest in the form of 239.9 million of our common units. Cheniere also owns 100% of our general partner interest and our incentive distribution rights (“IDRs”).

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

We are not subject to either federal or state income tax, as our partners are taxed individually on their allocable share of our taxable income.

Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreements. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets as of the designation date from other current assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheets Location	Amount Reclassified
Deferred NPNS assets	$669
Current portion of deferred NPNS liabilities	(108)
Deferred NPNS liabilities	(1,081)
Total deferred NPNS assets and liabilities	$(520)

The following table presents management’s current estimated net reduction to cost of sales from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the Balance Sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated net reduction to cost of sales from amortization of deferred NPNS assets and liabilities
2026(1)	$57
2027	103
2028	103
2029	88
2030	58
Thereafter	111
Total estimated amortization	$520

(1)For the three and nine months ended September 30, 2026, we recorded a net reduction to cost of sales from amortization of $26 million and $31 million, respectively.

Prior to the designation date, we recognized $126 million of derivative losses during the nine months ended September 30, 2026, and derivative gains of $127 million and $315 million for the three and nine months ended September 30, 2025, respectively, for the designated agreements.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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
As of September 30, 2026, our total securities beneficially owned in the form of common units were held 48.6% by Cheniere, 41.5% by CQP Target Holdco L.L.C. (“CQP Target Holdco”) and other affiliates of Blackstone Inc. (“Blackstone”) and Brookfield Asset Management Inc. (“Brookfield”) and 7.9% by the public. All of our 2% general partner interest was held by Cheniere. CQP Target Holdco’s equity interests are 50.0% owned by BIP Chinook Holdco L.L.C., an affiliate of Blackstone, and 50.0% owned by BIF IV Cypress Aggregator (Delaware) LLC, an affiliate of Brookfield. The ownership of CQP Target Holdco, Blackstone and Brookfield are based on their most recent filings with the SEC.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Trade receivables	$305	$473
Other receivables	22	38
Total trade and other receivables, net of current expected credit losses	$327	$511

Upon collection of our receivables by SPL, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Materials	$140	$123
LNG	12	31
Natural gas	11	24
Other	2	2
Total inventory	$165	$180

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Terminal and related assets
Terminal and interconnecting pipeline facilities	$20,521	$20,480
Construction-in-process	517	214
Accumulated depreciation	(6,011)	(5,502)
Total terminal and related assets, net of accumulated depreciation	15,027	15,192
Assets under finance leases
Tug vessels	75	76
Accumulated depreciation	(20)	(14)
Total assets under finance leases, net of accumulated depreciation	55	62
Other assets
Other assets	26	26
Accumulated depreciation	(21)	(21)
Total other assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$15,087	$15,259

Depreciation expense was $173 million and $172 million during the three months ended September 30, 2026 and 2025, respectively, and $518 million and $511 million during the nine months ended September 30, 2026 and 2025, respectively.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability(1)	$—	$(4)	$(117)	$(121)	$—	$(23)	$(500)	$(523)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for our IPM agreements. As a result, these agreements ceased to be accounted for as derivative instruments, with the then-current carrying amounts of the related derivative assets and liabilities reclassified to the applicable financial statement line items described in Note 1—Nature of Operations and Basis of Presentation. These agreements are therefore no longer included in the fair value amounts presented as of September 30, 2026. As of December 31, 2025, these agreements had a fair value of $394 million, classified as a liability within Level 3 of the fair value hierarchy. Accordingly, the reduction in Level 3 fair value balances between the periods reflects, in part, the exclusion of these agreements following the June 2026 NPNS designation, in addition to market movements, settlements and other fair value activity.

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average(1)
Liquefaction Supply Derivatives	$(117)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.568) - $0.275 / $(0.036)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$(106)	$(1,147)	$(500)	$(1,307)
Realized and change in fair value losses included in net income(1):
Included in cost of sales, existing deals(2)	(14)	(93)	(198)	(7)
Included in cost of sales, new deals(3)	(35)	(2)	(38)	(12)
Purchases and settlements:
Purchases(4)	—	—	—	—
Settlements(5)	37	60	98	147
Transfers out of level 3(6)	1	(2)	1	(5)
Agreements designated as NPNS and no longer measured at fair value on a recurring basis(7)	—	—	520	—
Balance, end of period	$(117)	$(1,184)	$(117)	$(1,184)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(49)	$(95)	$(90)	$(19)

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub or other natural gas price indices. As of September 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 10 years.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,873 TBtu and 5,028 TBtu as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, our Liquefaction Supply Derivatives included 1,381 TBtu that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	$(1)	$—	$—	$—
Cost of sales(2)	3	(12)	(140)	109

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

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
Current derivative assets	$3	$—
Derivative assets	1	541
Total derivative assets	4	541

Current derivative liabilities	(84)	(164)
Derivative liabilities	(41)	(900)
Total derivative liabilities	(125)	(1,064)

Derivative liability, net	$(121)	$(523)

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2026	December 31, 2025
Gross assets	$28	$663
Offsetting amounts	(24)	(122)
Net assets	$4	$541

Gross liabilities	$(160)	$(1,084)
Offsetting amounts	35	20
Net liabilities	$(125)	$(1,064)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	September 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$10	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Natural gas purchases	$463	$714
Interest costs and debt fees	174	181
Terminal and related asset costs	71	86
Other accrued liabilities	30	9
Total accrued liabilities	$738	$990

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.749% and 4.747% at September 30, 2026 and December 31, 2025, respectively(1)	1,623	1,730
Total SPL Senior Secured Notes	4,973	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	4,973	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
5.350% due 2036 (the “2036 CQP Senior Notes”)(2)	1,000	—
6.050% due 2056 (the “2056 CQP Senior Notes”)(2)	750	—
Total CQP Senior Notes	9,550	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	9,550	7,800
Total debt	14,523	14,580

Current debt, net of unamortized discount and debt issuance costs(1)	(112)	(306)
Unamortized discount and debt issuance costs	(128)	(113)
Total long-term debt, net of unamortized discount and debt issuance costs	$14,283	$14,161

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.
(2)Issued in June 2026, pursuant to the same base indenture as the other CQP Senior Notes, supplemented by the eleventh and twelfth supplemental indentures for the 2036 CQP Senior Notes and 2056 CQP Senior Notes, respectively. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the guarantee, security and redemption option of the CQP Senior Notes.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility
Total facility size	$1,000	$1,000
Less:
Outstanding balance	—	—
Letters of credit issued	127	—
Available commitment	$873	$1,000

Priority ranking	Senior secured	Senior unsecured
Interest rate on available balance(1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%
Commitment fees on undrawn balance(1)	0.075% - 0.30%	0.10% - 0.30%
Letter of credit fees(1)	1.0% - 1.75%	1.125% - 2.0%
Maturity date	June 23, 2028	June 23, 2028

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

As of September 30, 2026, we and SPL were in compliance with all covenants related to our respective debt agreements.
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest cost	$186	$192	$554	$574
Capitalized interest	(4)	(3)	(8)	(7)
Total interest expense, net of capitalized interest	$182	$189	$546	$567

Fair Value Disclosures

As of September 30, 2026 and December 31, 2025, the estimated fair value of our senior notes was $13.8 billion and $14.6 billion, respectively, of which $1.1 billion and $1.3 billion, respectively, were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.
The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative loss below)	$1,957	$1,837	$6,561	$5,961
LNG revenues—affiliate	567	518	2,044	1,738
Regasification revenues	34	34	102	102
Other revenues	17	15	50	47
Total revenues from contracts with customers	2,575	2,404	8,757	7,848
Net derivative loss (see Note 6)	(1)	—	—	—
Total revenues	$2,574	$2,404	$8,757	$7,848

For the three and nine months ended September 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance, beginning of period	$216
Cash received but not yet recognized in revenue	133
Revenue recognized from prior period deferral	(116)
Balance, end of period	$233

The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance—affiliate, beginning of period	$10
Cash received but not yet recognized in revenue	3
Revenue recognized from prior period deferral	(7)
Balance—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)
LNG revenues	$43.3	7	$41.0	7
LNG revenues—affiliate	0.2	1	0.5	1
Regasification revenues	0.3	2	0.4	2
Total revenues	$43.8		$41.9

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	58%	58%	62%	60%
LNG revenues—affiliate	71%	68%	72%	72%
Regasification revenues	8%	8%	8%	8%

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$567	$518	$2,044	$1,738

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	44	—
Contracts for Sale and Purchase of Natural Gas	—	—	2	—
Total cost of sales—affiliate	—	—	46	—

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	43	40	136	126

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements(1)	—	—	—	28

General and administrative expense—affiliate
Services Agreements (see Note 1)	25	23	72	70

Other operating costs and expenses—affiliate
Services Agreements (see Note 1)	—	—	1	1

Other income—affiliate
Services Agreements (see Note 1)	—	1	3	23

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

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Terminal Marine Services Agreement. Under this agreement, Tug Services distributed $3 million and $2 million during the three months ended September 30, 2026 and 2025, respectively, and $8 million and $6 million during the nine months ended September 30, 2026 and 2025, respectively, to Cheniere Terminals, which is recognized as part of the distributions to our general partner interest holders on our Consolidated Statements of Partners’ Equity (Deficit).

NOTE 11—NET INCOME PER COMMON UNIT

Net income per common unit for a given period is based on the distributions we incur to the common unitholders with respect to earnings or losses of the reporting period plus an allocation of undistributed net income or loss based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions declared by us during the period are presented on the Consolidated Statements of Partners’ Equity (Deficit). On October 23, 2026, we declared a cash distribution of $0.890 per common unit to unitholders of record as of November 3, 2026, and the related general partner distribution, to be paid on November 13, 2026 with respect to the three months ended September 30, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.115 per unit.

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

	Total	Limited Partner Common Units	General Partner Units	IDR
Three Months Ended September 30, 2026
Net income	$639
Less: declared distributions(1)	579	431	12	136
Assumed allocation of undistributed net income(2)	$60	59	1	—
Assumed allocation of net income		$490	$13	$136

Weighted average units outstanding		484
Basic and diluted net income per unit		$1.01

Three Months Ended September 30, 2025
Net income	$506
Less: declared distributions(1)	520	402	10	108
Assumed allocation of undistributed net loss(2)	$(14)	(14)	—	—
Assumed allocation of net income		$388	$10	$108

Weighted average units outstanding		484
Basic and diluted net income per unit		$0.80

Nine Months Ended September 30, 2026
Net income	$1,986
Less: declared distributions(1)	1,571	1,210	32	329
Assumed allocation of undistributed net income(2)	$415	407	8	—
Assumed allocation of net income		$1,617	$40	$329

Weighted average units outstanding		484
Basic and diluted net income per unit		$3.34

Nine Months Ended September 30, 2025
Net income	$1,700
Less: declared distributions(1)	1,542	1,196	31	315
Assumed allocation of undistributed net income(2)	$158	155	3	—
Assumed allocation of net income		$1,351	$34	$315

Weighted average units outstanding		484
Basic and diluted net income per unit		$2.79

(1)Represents distributions declared with respect to earnings of the respective period presented.
(2)Under our partnership agreement, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income (loss).

NOTE 12—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative

CHENIERE ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
instruments, which are inclusive of significant noncash items, which were $9 million in gains and $105 million in losses for the three and nine months ended September 30, 2026, respectively, and $16 million in losses and $103 million in gains for the same periods of 2025, respectively. Interest income, which is included in other income (expense), net on our Consolidated Statements of Operations, was $6 million and $15 million for the three and nine months ended September 30, 2026, respectively, and $5 million and $11 million for the same periods of 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	17%	17%	21%	22%	20%	28%
Customer B	14%	14%	14%	15%	*	19%
Customer C	16%	17%	15%	15%	15%	12%
Customer D	14%	16%	13%	14%	12%	21%
Customer E	*	*	10%	10%	*	*
Customer F	*	*	*	*	16%	—%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$527	$575
Non-cash investing activities:
Unpaid purchases of property, plant and equipment(1)	10	10
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease liabilities	—	2

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, with a total production capacity of over 30 mtpa of LNG (the “Liquefaction Project”) as of September 30, 2026. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline through our subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 13 years of weighted average remaining life as of September 30, 2026, we have contracted with third parties approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction

Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. We are developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this project. The first phase is expected to include one liquefaction train, a boil-off gas re-liquefaction unit and related infrastructure and tie-ins to the existing Sabine Pass LNG Terminal. Inclusive of estimated debottlenecking opportunities, the first phase is expected to have total production capacity of over 6 mtpa of LNG. As discussed below, we have advanced certain commercialization, financing, engineering and procurement activities for the first phase.

Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion project is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations. The production capacity of the SPL Expansion Project is anticipated based on capacity, scale, location and infrastructure, as well as subject to regulatory review and approval, and may change based on design considerations, engagement with contractors and other factors. The expected production capacity is further subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.

The SPL Expansion Project requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total peak production capacity of LNG	Up to ~ 20 mtpa

Milestone
Regulatory	FERC authorizations:
	Final environmental impact statement	✓
	Order under Section 3 of NGA	Pending
	Certification to commence construction	Pending
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Commercialization and Other Contracting	Definitive SPAs and IPM agreements	Secured – first phase(1)
	Financing	Commitments obtained – first phase(2)
	Definitive full-scope EPC contract	Executed – first phase(3)

Target Milestone	FID	2026/2027 – first phase

✓ indicates that the applicable regulatory approval or development milestone has been received or completed, as applicable, and may remain subject to conditionality

(1)Commercial support of the SPL Expansion Project includes the definitive agreements entered into by project entities and affiliates, including agreements available for assignment or novation to the applicable project entity.
(2)We have obtained commitments for a term loan credit facility to finance the construction costs of the first phase of the SPL Expansion Project that are not expected to be funded with available cash. Closing and funding under the financing remain subject to customary conditions, including the issuance of a positive FID with respect to the first phase of the SPL Expansion Project.
(3)In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. (“Bechtel”) for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the limited notices to proceed (“LNTPs”) issued.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•In October 2026, SPL entered into long-term LNG SPA with QatarEnergy to supply up to 2 mtpa of LNG on an FOB basis beginning in the early 2030s through 2054, with 1 mtpa subject to, among other things, a positive FID with respect to the first phase of the SPL Expansion Project.
•In September 2026, we received a final environmental impact statement from the FERC relating to the SPL Expansion Project.
•In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the LNTPs issued.
Operational

•As of October 23, 2026, approximately 3,560 cumulative LNG cargoes totaling over 245 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

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
•SPL repaid $54 million and $307 million aggregate principal amount of its senior notes during the three and nine months ended September 30, 2026, respectively, exclusive of amounts refinanced, as noted above.
•On October 23, 2026, with respect to the third quarter of 2026, we declared a cash distribution of $0.890 per common unit to unitholders of record as of November 3, 2026, and the related general partner distribution, to be paid on November 13, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.115 per unit.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per unit data)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,956	$1,837	$119	$6,561	$5,961	$600
LNG revenues—affiliate	567	518	49	2,044	1,738	306
Regasification revenues	34	34	—	102	102	—
Other revenues	17	15	2	50	47	3
Total revenues	2,574	2,404	170	8,757	7,848	909

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,276	1,278	(2)	4,757	4,177	580
Cost of sales—affiliate	—	—	—	46	—	46
Operating and maintenance expense	236	191	45	692	683	9
Operating and maintenance expense—affiliate	43	40	3	136	126	10
Operating and maintenance expense—related party	—	—	—	—	28	(28)
General and administrative expense	3	3	—	9	9	—
General and administrative expense—affiliate	25	23	2	72	70	2
Depreciation and amortization expense	174	173	1	522	515	7
Other operating costs and expenses	2	—	2	6	2	4
Other operating costs and expenses—affiliate	—	—	—	1	1	—
Total operating costs and expenses	1,759	1,708	51	6,241	5,611	630

Income from operations	815	696	119	2,516	2,237	279

Other income (expense)
Interest expense, net of capitalized interest	(182)	(189)	7	(546)	(567)	21
Other income (expense), net	6	(2)	8	13	7	6
Other income—affiliate	—	1	(1)	3	23	(20)
Total other expense	(176)	(190)	14	(530)	(537)	7

Net income	$639	$506	$133	$1,986	$1,700	$286

Basic and diluted net income per common unit	$1.01	$0.80	$0.21	$3.34	$2.79	$0.55

Volumes recognized as revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Volumes recognized as revenues (in TBtu)	378	374	4	1,187	1,130	57
Net income

Net income increased by $133 million and $286 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to a $170 million increase in LNG revenues, net of cost of sales, as a result of favorable pricing effects associated with LNG volumes delivered during the comparative periods. The net impact of changes in the fair value of our derivative instruments was immaterial, reflecting offsetting fair value changes primarily from our IPM agreements and other natural gas supply contracts.

The increase between the nine month periods was primarily due to:
•$488 million increase in LNG revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from favorable pricing effects associated with LNG volumes delivered during the comparative periods, and to a lesser degree from higher production volume; partially offset by:
•$208 million of unfavorable changes in fair value of our derivative instruments, comprised of:
◦$441 million of unfavorable changes in the fair value of our long-term IPM agreements prior to the NPNS designation in June 2026, as further described below, due to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026; partially offset by:
◦$233 million of favorable changes in the fair value of other agreements accounted for as derivative instruments, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries.

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreements. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

Total revenues increased by $170 million and $909 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily attributable to a $131 million increase from higher pricing per MMBtu, primarily as a result of increased global LNG pricing associated with geopolitical uncertainties and instabilities, related to the SPA linked to the same global market prices as one of our long-term IPM agreements, and favorable pricing effects associated with the remaining LNG volumes delivered during the comparative periods.
The increase between the nine month periods was primarily attributable to:
•$551 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; and
•$381 million increase due to higher production volume as a result of planned large-scale maintenance activities that occurred during the nine months ended September 30, 2025, but did not recur during the same period of 2026.

Operating costs and expenses

Total operating costs and expenses had a relatively immaterial change during the three months ended September 30, 2026 and increased by $630 million during the nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.
The increase between the nine month periods was primarily attributable to:
•$338 million increase in the cost of natural gas feedstock between the nine month periods, largely due to the increase in U.S. natural gas prices and to a lesser degree from higher production volume, partially offset by a decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process; and
•$208 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales, of which $441 million of unfavorable changes related to the changes in fair value of the IPM agreements prior to the NPNS designation date in June 2026, as further described above under the caption Net income, due to favorable fair value changes recognized on these agreements in 2025 that did not recur following the NPNS designation because these agreements were no longer subject to recurring fair value measurement. The changes in the fair value of our long-term IPM agreements were partially offset by $233 million of favorable changes in the fair value of natural gas supply contracts accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries.

Significant factors affecting our results of operations
Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements unless they qualify for, and we designate, an applicable scope exception under Accounting Standards Codification Topic 815, including the NPNS scope exception.

As noted above under Net income, we designated the NPNS scope exception in June 2026 for our IPM agreements previously accounted for as derivative instruments. Those agreements are no longer subject to recurring fair value adjustments and the market-driven earnings variability will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2026
Cash and cash equivalents	$569
Restricted cash and cash equivalents designated for the Liquefaction Project	35
Available commitments under our credit facilities(1):
SPL Revolving Credit Facility	873
CQP Revolving Credit Facility	1,000
Total available commitments under our credit facilities	1,873

Total available liquidity	$2,477

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2026. Additionally, we have secured commitments for a term loan credit facility to finance the construction costs of the first phase of the SPL Expansion Project, as discussed above in Overview, and to amend and extend the maturity of our $2.0 billion of aggregate revolving credit facilities at CQP and SPL, including the reallocation of $250 million in commitments from the SPL Revolving Credit Facility to the CQP Revolving Credit Facility. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Although our sources and uses of cash are presented below from a consolidated standpoint, we and our subsidiary SPL operate with independent capital structures. Certain restrictions or requirements under debt instruments executed by SPL limit its ability to distribute cash, including the following:
•SPL is required to deposit all cash received into restricted cash and cash equivalents accounts under certain of its debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. In addition, SPL’s operating costs are managed by subsidiaries of Cheniere under affiliate agreements, which may require SPL to advance cash to the respective affiliates; and

•SPL is restricted by affirmative and negative covenants included in certain of its debt agreements in its ability to make certain payments, including distributions, unless specific requirements are satisfied. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on these covenants.
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

Summarized Balance Sheets (in millions)	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Current assets, net	$617	$226
Current assets—affiliate	152	146
Current assets with Non-Guarantors	48	56
Total current assets	817	428

Non-current assets, net	2,792	2,851
Total assets	$3,609	$3,279

LIABILITIES
Current liabilities
Current liabilities	$210	$154
Current liabilities—affiliate	43	50
Current liabilities due to Non-Guarantors	146	151
Total current liabilities	399	355

Long-term debt, net of unamortized discount and debt issuance costs	9,450	7,724
Other non-current liabilities	119	130
Non-current liabilities—affiliate	16	18
Non-current liabilities—Non-Guarantors	3	—
Total liabilities	$9,987	$8,227

Summarized Statement of Operations (in millions)	Nine Months Ended September 30, 2026

Revenues	$151
Revenues from Non-Guarantors	426
Total revenues	577

Operating costs and expenses	192
Operating costs and expenses—affiliate	169
Recovery of operating costs and expenses from Non-Guarantors	(2)
Total operating costs and expenses	359

Income from operations	218
Net loss	$(100)

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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,550	$1,881
Net cash used in investing activities	(531)	(180)
Net cash used in financing activities	(1,616)	(1,916)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$403	$(215)

Operating Cash Flows

The $669 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from higher pricing per MMBtu. Also contributing to the increase was a favorable change in net operating assets and liabilities, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during the nine months ended September 30, 2026 and 2025 primarily related to costs paid for the following projects, excluding associated capitalized interest: (1) $203 million for the SPL Expansion Project during the nine months ended September 30, 2026, primarily related to procurement activities and work performed by Bechtel under the LNTPs and (2) optimization and other site improvement projects during both periods. We expect to continue to incur capital expenditures for engineering and procurement activities under the SPL Expansion Project LNTPs.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from issuances of debt and borrowings	$1,903	$1,262
Redemptions and repayments of debt and borrowings	(1,967)	(1,617)
Distributions	(1,521)	(1,539)
Other, net	(31)	(22)
Net cash used in financing activities	$(1,616)	$(1,916)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-period activity (in millions):

	Nine Months Ended September 30,
	2026	2025
CQP:
2036 CQP Senior Notes	$995	$—
2056 CQP Senior Notes	748	—
5.550% Senior Notes due 2035	—	997

SPL:
SPL Revolving Credit Facility	160	265
Total proceeds from issuances of debt and borrowings	$1,903	$1,262

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Nine Months Ended September 30,
	2026	2025
SPL:
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	(1,000)
5.00% Senior Secured Notes due 2027	(1,500)	—
Senior Notes due 2037 with weighted average rate of 4.748% and 4.746%, respectively	(107)	(52)
SPL Revolving Credit Facility	(160)	(265)
Total redemptions and repayments of debt and borrowings	$(1,967)	$(1,617)

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
The following provides a summary of distributions paid by us during the nine months ended September 30, 2026 and 2025:

			Total Distribution (in millions)
Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Common Units	General Partner Units	Incentive Distribution Rights
August 14, 2026	April 1 - June 30, 2026	$0.820	$397	$10	$104
May 15, 2026	January 1 - March 31, 2026	0.790	382	10	90
February 13, 2026	October 1 - December 31, 2025	0.830	402	10	108

August 14, 2025	April 1 - June 30, 2025	$0.820	$397	$10	$104
May 15, 2025	January 1 - March 31, 2025	0.820	397	10	104
February 14, 2025	October 1 - December 31, 2024	0.820	397	10	104

In addition, Tug Services distributed $8 million and $6 million during the nine months ended September 30, 2026 and 2025, respectively, to Cheniere Terminals in accordance with its terminal marine service agreement, which is recognized as part of the distributions to the holder of our general partner interest. Refer to Note 10—Related Party Transactions of our Notes to Consolidated Financial Statements for further discussion of this agreement.

On October 23, 2026, with respect to the third quarter of 2026, we declared a cash distribution of $0.890 per common unit to unitholders of record as of November 3, 2026, and the related general partner distribution, to be paid on November 13, 2026. These distributions consist of a base amount of $0.775 per unit and a variable amount of $0.115 per unit.

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

	September 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(121)	$18	$(523)	$588

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits the directors and executive officers of our general partner to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ended September 30, 2026, none of the executive officers or directors of our general partner adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 5 Liquefaction Project, dated May 22, 2026, by and between SPL Stage V and Bechtel Energy, Inc.: (i) the Change Order CO-00001 HVO True Up – Phase 1, dated June 10, 2026 and (ii) the Change Order CO-00002 (I) Revised Schedule C; and (II) AEP/ALS Correction, dated June 22, 2026 (Portions of this exhibit have been omitted)

10.2*
First Amendment to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 5 Liquefaction Project, dated May 22, 2026, by and between SPL Stage V, LLC and Bechtel Energy Inc., dated September 30, 2026 (Portions of this exhibit have been omitted)

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 6, 2026)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS, L.P.
		By:	Cheniere Energy Partners GP, LLC, its general partner

Date:	October 28, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 28, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)